Form 10-K
period 1993-12-31
CLARK REFINING & MARKETING INC
filed 1994-03-30
CIK 20762

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1993

                                       OR

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

               For the transition period from         to       .

                        COMMISSION FILE NUMBER: 1-11392

                        CLARK REFINING & MARKETING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               43-1491230
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


          8182 MARYLAND AVENUE                         63105-3721
          ST. LOUIS, MISSOURI                          (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 854-9696

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Number of shares of registrant's common stock, $.01 par value, outstanding as of March 25, 1994: 100 all of which are indirectly owned by The Horsham Corporation.

                        CLARK REFINING & MARKETING, INC.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
 Items 1 and 2. Business; Properties.....................................    1
 Item 3.        Legal Proceedings........................................   11
 Item 4.        Submission of Matters to a Vote of Security Holders......   13

                                    PART II
 Item 5.        Market for the Registrant's Common Stock and Related        14
                 Shareholder Matters.....................................
 Item 6.        Selected Financial Data..................................   14
 Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................   16
 Item 8.        Financial Statements and Supplementary Data..............   22
 Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................   22

                                    PART III
 Item 10.       Directors and Executive Officers of the Registrant.......   22
 Item 11.       Executive Compensation...................................   24
 Item 12.       Security Ownership of Certain Beneficial Owners and         26
                 Management..............................................
 Item 13.       Certain Relationships and Related Transactions...........   26

                                    PART IV
 Item 14.       Exhibits, Financial Statement Schedules and Reports of      27
                 Form 8-K................................................
 Signatures     .........................................................   48

                                     PART I

ITEM 1 AND 2. BUSINESS; PROPERTIES

  Clark Refining & Marketing, Inc. (formerly known as Clark Oil & Refining Corporation), a Delaware Corporation (the "Company" or "Clark"), headquartered in St. Louis, Missouri, is one of the leading independent refiners and marketers of petroleum products in the Midwest. Its principal activities consist of crude oil refining, wholesale marketing of refined petroleum products and retail marketing of gasoline and convenience products. These businesses have been operating under the Clark brand name for over 60 years.

  The assets related to Clark's business were acquired on November 22, 1988 (the "Acquisition") out of bankruptcy proceedings. The assets acquired consisted of (i) substantially all of the assets of Apex Oil Company, Inc., a Wisconsin corporation (formerly known as OC Oil & Refining Corporation and prior thereto known as Clark Oil & Refining Corporation, a Wisconsin corporation ("Old Clark")) and its subsidiaries and (ii) certain other assets and liabilities of the Novelly/Goldstein Partnership (formerly known as Apex Oil Company), a Missouri general partnership ("Apex"), the indirect owner of Old Clark.

  All of the outstanding common stock of Clark is owned by Clark R & M Holdings, Inc., a Delaware corporation ("R & M Holdings"), an indirect wholly-owned subsidiary of The Horsham Corporation ("Horsham"), a Quebec corporation. Horsham acquired an initial 60% ownership in R & M Holdings at the Acquisition and 100% ownership in December 1992. Horsham is a Canadian management and holding company which also owns a controlling 20% interest in American Barrick Resources Corporation ("Barrick"), a major gold mining company and 100% of Horsham Properties GmbH which is developing a 600-acre business park near Berlin, Germany. Peter Munk, Horsham's Chairman and Chief Executive Officer and controlling shareholder, is Chairman of the Board and a Director of Clark.

INDUSTRY ENVIRONMENT

  During the period from 1982 to 1993, domestic refining capacity declined by 15.1% from 17.9 million bbls/day to 15.2 million bbls/day due primarily to a significant reduction in the total number of domestic refineries. During the same period, refinery throughput, or production, grew in response to market demand, from 11.8 million bbls/day to 13.9 million bbls/day principally due to increases in the number of operating vehicles and passenger miles driven. Refining capacity utilization grew from 65.8% in 1982 to 91.4% in 1993. Clark believes that the maximum achievable refining utilization for the industry is approximately 93%, because of the requirements for scheduled and unscheduled maintenance shutdowns. The following table sets forth selected US refinery industry information published by the US Energy Information Administration:

              SELECTED UNITED STATES REFINING INDUSTRY STATISTICS

                         1982  1983  1984  1985  1986  1987  1988  1989  1990  1991  1992  1993*
                         ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  ----  -----
Capacity (mm bbls/day).. 17.9  16.9  16.1  15.7  15.5  15.6  15.9  15.6  15.6  15.7  15.6  15.2
Throughput (mm
 bbls/day).............. 11.8  11.7  12.0  12.2  12.7  12.9  13.2  13.4  13.6  13.5  13.6  13.9
Utilization............. 65.8% 69.3% 74.6% 77.7% 82.3% 82.6% 83.2% 85.6% 87.1% 86.0% 87.2% 91.4%

- --------
  *1993 figures have been obtained from the American Petroleum Institute.

  Clark believes that US refining capacity will continue to decline due to a continuing escalation in the cost of new refinery construction combined with the high cost of bringing many older refineries into compliance with current and proposed environmental regulations, such as those mandated by the Clean Air Act. The Clean Air Act Amendments of 1990 provide, among other things, that (i) as of November 1992, the 39 cities which had failed to attain mandated carbon monoxide air quality standards were required to use oxygenated gasoline for four to twelve months of each year depending upon each area's historical noncompliance period and (ii) beginning in 1995, the nine cities which have the worst ozone quality, including the Chicago and Milwaukee metropolitan areas, will be required to use, and another 87 areas which have failed to attain ozone air quality standards may elect to use, "reformulated" gasoline throughout the year in order to decrease the emission of hydrocarbons and toxic pollutants. Because of the expenditures associated with producing reformulated gasoline and compliance with the Clean Air Act and other environmental regulations, various US refiners have announced that they will sell and or close those refineries where capital expenditures needed to ensure compliance would not be economic. Over the near term, many refiners are expected to utilize their capital expenditure budgets to bring their facilities into compliance with environmental requirements, rather than to add to crude oil throughput capacity. Refining and marketing is a cyclical commodity-based business in which individual participants have virtually no control over industry margin levels.

BUSINESS STRATEGY

  Clark's strategic business plan is to position Clark as a low-cost, high-quality refiner and marketer of refined petroleum products. Clark plans to build on its strengths, which include flexibility in feedstock supply and refined product output, a strong integrated wholesale distribution network, a strong retail presence founded in Clark brand name recognition, comprehensive planning and budgeting systems, strong entrepreneurial leadership and a high level of employee participation. Clark is seeking to position itself so that cash flow remains positive even in the worst possible industry margin environment. The refining and marketing industry is mature, highly competitive and extremely capital intensive. However, a highly productive company--in terms of both operational excellence and capital utilization--can produce superior results for its stakeholders. Management believes that there are four critical strategies to achieve these goals:

  . IMPROVE PRODUCTIVITY OF EXISTING OPERATIONS--Clark's refineries are in the lower half of industry productivity benchmarks, providing much opportunity for improvement. On the retail side, Clark's people and assets have been neglected for many years while competitors have invested heavily in upgrading and expanding their facilities. However, Clark's investment and operating cost of a typical store are substantially lower than most of its competitors--a significant competitive advantage. In 1993, Clark set a goal to achieve pre-tax productivity gains of $75 million. This goal assumes no improvement in industry margins and despite deterioration in these margins in 1993, an estimated gain of $20 million was realized in the last half of the year.

  . MINIMIZE CAPITAL INVESTMENT--Clark plans to tie capital spending to cash flow generated. Where alternative product markets exist under environmental regulations, Clark intends to base capital investment decisions on economic returns.

  . CULTURE--Clark believes that it is people, not assets, that make the difference in the success of the organization. The Company is striving to achieve a highly motivated, entrepreneurial workforce where its people understand the goals, objectives and targets of the Company, have the freedom to contribute to the best of their abilities and participate in the organization's success.

  . GROWTH--Clark plans to grow its retail and refining business through acquisition to benefit from the operating, capital and market synergies associated with greater mass, particularly within current markets.

RETAIL DIVISION

  The Clark retail system began operations during the 1930s with the opening of Old Clark's first store in Milwaukee, Wisconsin and expanded thereafter to Missouri and Illinois and then throughout the Midwest. At its peak in the early 1970s, Old Clark operated more than 1,800 retail stores and had established a strong market presence for high octane gasoline at discount prices. In subsequent years, Old Clark, in line with the general industry trend, rationalized its operating stores, closing down marginal locations.

  During the 1970s, the majority of stores were dealer-operated. However, to ensure more direct control of its marketing and distribution network, Old Clark assumed management of most of its stores from 1973 through 1983. The high proportion of company-operated stores enables Clark to respond more quickly and uniformly to changing market conditions than major oil companies which generally have most of their stores operated by independent dealers or jobbers. This control over retail operations, combined with its over 60 year history and brand strength throughout the Midwest, gives Clark a unique competitive advantage. Clark has initiated an enhancement program aimed at increasing sales volumes and profits while focusing on return on investment. The program is designed to position Clark as the premier value-oriented gasoline marketer in the Midwest.

  Clark is reviewing its stores and markets and has developed a long-term retail strategy to capitalize on its over 60 year old franchise, reputation for quality products and efficient distribution network. Recognition of the Clark name may be enhanced by improving the image of the entire network, through superior customer service, graphic reimaging, building improvements and strengthened advertising. Management has adopted "Market Business Planning" principles that define preferred markets by developing a market ranking for existing and potential investment opportunities. These techniques combine economic, demographic and market data to arrive at market specific plans that assist in both asset and operational strategies. The Company plans to focus on those core markets where Clark has, or can develop, a competitive advantage. Clark will consider expanding through development and acquisition of stores in those markets where Clark already has a competitive strength on which to build or where similar opportunities have been identified. In those market areas where the Clark brand name is not strong and Clark has a low market ranking, Clark will divest retail locations if favorable sale opportunities arise.

  Clark classifies its stores into four categories: basic, upgraded, minimart and "On The Go". A basic store is essentially a store as originally built in the 1950s and 1960s and consists of a small kiosk-style building (generally less than 400 total square feet and 200 square feet of selling area) with two to four "islands" for pumps. Since 1988, Clark has invested in upgrading and rebuilding selected sites. An upgraded store configuration generally consists of the basic format with the addition of a canopy and other minor cosmetic improvements. Most upgraded stores include the installation of new blending pumps and at many locations existing storage tanks have been replaced. A minimart is an upgraded location where the kiosk-style building has been replaced with a convenience store of at least 900 square feet. In 1992, Clark implemented a strategic enhancement program under which stores in preferred market areas will undergo a sales optimization program to modestly increase the sales area to 400 sq. ft. to emphasize quick and convenient purchasing of gasoline and "On The Go" convenience items. This strategy attempts to differentiate Clark stores from (i) major oil company outlets, which typically price gasoline at a higher level, (ii) the convenience store industry, which offers a full range of grocery items in addition to gasoline and (iii) low price independents, whose gasoline quality may be perceived to be inferior.

  Clark estimates that previously upgraded locations will require an additional investment of approximately $70,000 per site to incorporate this "On The Go" theme and that non-upgraded locations will require approximately $160,000 per site. The Company believes that these investments are significantly less expensive than investments made by competitors for similar upgrading. Emphasis will be placed on the sale of select high volume convenience products without competing directly with the larger convenience store ("C-Store") format of major oil companies or other full scale C-Stores. Market research conducted in the fourth quarter of 1992 indicated that gasoline customers are more likely to shop at Clark if store sizes are increased. Furthermore, Clark believes its existing customers are likely to shop more often and are more likely to purchase additional convenience products from larger stores. Virtually all the basic stores have the physical characteristics permitting them to be converted to the "On The Go" format.

  The volume per store varies significantly, depending upon location, competition, type and quality of the store improvements. The configuration of the stores was as follows:

                                                                    AVERAGE MONTHLY
                           NUMBER OF        AVERAGE MONTHLY       CONVENIENCE PRODUCT
      DESCRIPTION            STORES            GALLONAGE                 SALES
      -----------        -------------- ----------------------- -----------------------
 AS OF AND FOR THE YEAR  1993 1992 1991  1993    1992    1991    1993    1992    1991
   ENDED DECEMBER 31:    ---- ---- ---- ------- ------- ------- ------- ------- -------
  Basic................. 291  300  319   72,925  66,478  62,997 $18,030 $16,324 $14,132
  Upgraded.............. 501  528  525  106,034  96,772  97,525  21,610  19,526  17,569
  On The Go.............   9   --   --   85,190      --      --  23,140      --      --
  Minimart..............  45   45   45  184,298 173,233 177,162  38,520  34,195  31,759
                         ---  ---  ---  ------- ------- ------- ------- ------- -------
    Total/Average....... 846  873  889   98,615  90,083  86,853 $21,171 $19,154 $16,804
                         ===  ===  ===  ======= ======= ======= ======= ======= =======

  As of December 31, 1993, Clark had 846 retail stores located in 12 midwestern states, all of which operated under the Clark trade name. Of these 846 stores (of which 763 are owned and 83 are leased), Clark directly operated 836 and the reminder were dealer operated. Virtually all stores were self-service and all sold convenience products.

  Store locations are geographically diverse. More than half the stores are in suburban areas, with the balance approximately equally divided between urban and rural areas. The geographic distribution of retail stores by state as of December 31, 1993, was as follows:

                   GEOGRAPHICAL DISTRIBUTION OF RETAIL STORES

                                                        COMPANY   DEALER  TOTAL
                                                        OPERATED OPERATED STORES
                                                        -------- -------- ------
      Illinois.........................................   213       --     213
      Ohio.............................................   181        3     184
      Michigan.........................................   168        2     170
      Indiana..........................................   105       --     105
      Wisconsin........................................    77        4      81
      Missouri.........................................    50        1      51
      Other............................................    42       --      42
                                                          ---      ---     ---
          Total........................................   836       10     846
                                                          ===      ===     ===

  Clark began marketing three grades of gasoline in 1989 with the introduction of special blending dispenser pumps. These pumps enable Clark to improve volumes and margins by marketing a more profitable mid-grade of gasoline without installation of costly additional underground storage tanks. Approximately one-half of Clark's stores now have blending pumps. Management currently expects that by the end of 1995, canopies will have been installed over the pump islands at all of Clark's stores. Management believes that the installation of canopies will improve gasoline sales volume due to the shelter provided from weather conditions.

  Until early 1989, retail sales were primarily for cash as customers were charged extra for credit card purchases. In 1989, Clark upgraded its credit card processing system, enabling it to receive payments for credit card sales within 48 hours. Simultaneously, to remain competitive, Clark revised its pricing policy to charge the same price for cash and credit card purchases. In late 1989, a business fleet card program was initiated to attract a new segment of customers. Fleet customers are provided with a proprietary credit card and detailed vehicle statistical information which is included on a convenient monthly invoice.

  Clark has implemented a number of environmental projects at its retail stores. These projects include the ongoing Clark response to the September 1988 regulations concerning the design, construction, installation, repair and testing of underground storage tanks and the requirement of the Clean Air Act to install Stage II vapor recovery systems at certain retail stores.

REFINING DIVISION

  The refining division consists of two refineries in Illinois: Blue Island near Chicago and Hartford near St. Louis, Missouri. The refining division also includes Clark's supply and distribution and wholesale operations. Based upon Clark's current cost structure and business plans, Clark anticipates that it will continue to operate the Blue Island and Hartford refineries at or near their respective full-rated capacities of approximately 70,000 and 60,000 barrels of crude oil per stream day.

  Each refinery specializes in processing different types of crude oil feedstocks, although both operations are sufficiently flexible to process a variety of crude oils. Clark's refineries are capable of producing a complementary product range, as well as shifting production quickly to take advantage of market opportunities as they arise. Clark employs sophisticated linear programming techniques to optimize the operations of both refineries. These techniques enable Clark to predict feedstock performance, select optimal feedstock combinations and produce the most advantageous refined product mix for a given set of market conditions. Feedstock flexibility and linear programs thus enable Clark to take advantage of lower cost crudes and to adjust the output mix in response to changing market prices at any given time. These refineries compare favorably in the amount of light oil products produced per barrel of crude oil and therefore in competitiveness, with major oil company refineries in their market areas.

  In addition to gasoline, Clark's refineries produce other types of refined products. Number 2 diesel fuel is used mainly as a fuel for diesel burning engines. Number 2 diesel fuel production is moved via pipeline or barge to Clark's 14 product terminals to be sold over Clark's terminal truck racks or sold via refinery pipeline or barge movement. Other production includes residual oils (slurry oil and vacuum tower bottoms) which are used mainly for heavy industrial fuel (e.g., power generation) and in the manufacturing of roofing shingles or for asphalt used in highway paving.

  In the Clean Air Act Amendments of 1990, the US Environmental Protection Agency ("EPA") promulgated regulations mandating maximum sulfur content for diesel fuel offered for sale for on-road consumption beginning in October 1993. Additional EPA regulations include guidelines for reformulated gasoline to be effective by 1995 for nine regions in the US, including the Chicago and Milwaukee metropolitan areas. These regulations are expected to be expanded to most major urban centers by the year 2000. See "Regulatory Matters." Clark, and virtually all other domestic refineries producing gasoline, will be required to make significant capital expenditures to comply with these new requirements.

  Over the period 1994 to 1998, Clark has preliminary plans to complete a number of environmental and other regulatory capital expenditure programs. These environmental expenditures comprise two major categories, those that are mandatory in order to comply with regulations pertaining to ground, water and air contamination and those that are primarily discretionary involving the reformulation of refined fuel for sale into certain defined markets. The total mandatory expenditures for regulatory compliance over the next five years are estimated at approximately $100 million, split evenly between the retail and refining businesses. Costs of potential future regulations cannot be forecast.

  The expenditures required to comply with reformulated fuels regulations are primarily discretionary, subject to market conditions and economic justification. The reformulated fuels programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenated fuel, detergent addition and sulfur content. The regulations regarding these fuel properties apply to different markets in which Clark operates, in certain circumstances at different times of the year.

  Modifications estimated at $10-15 million to produce reformulated gasoline are being considered for the Blue Island refinery. The decision to proceed with such a project will depend on economic justification. A project initiated to produce low sulfur diesel fuel at the Hartford refinery was delayed in 1992 based on internal and third party analyses that indicated an oversupply of low sulfur diesel fuel capacity in Clark's marketplace. These analyses projected relatively narrow price differentials between low and high sulfur diesel products which have thus far borne out after the initial transition to the low sulfur regulations. However, if price differentials widen sufficiently to justify investment, Clark could install the necessary equipment over a 14 to 16 month period at an estimated additional cost of $40 million. Furthermore, if Clark decided to install equipment necessary to produce reformulated gasoline and control sulfur emissions at Hartford, the gasoil desulfurizer and related equipment are estimated to cost an additional $90-130 million. These estimates have declined from a year ago as Clark has found more cost-effective methods of complying with the regulations.

 Blue Island Refinery

  The Blue Island refinery is located in Blue Island, Illinois, approximately 17 miles south of Chicago. The refinery is situated on a 170-acre site, bounded by the town of Blue Island and the Calumet-Sag Canal. The facility was initially constructed in 1945 and, through a series of improvements and expansions, has reached a crude oil capacity of 70,000 barrels per stream day. The Blue Island refinery has a Nelson Complexity Rating of 8.78 versus an average rating of 8.61 for all Petroleum Administration for Defense District ("PADD") II refineries. The Nelson Complexity rating is an industry measure of a refinery's ability to produce higher value-added products. Blue Island has among the highest capabilities to produce gasoline relative to the other refineries in its market area. During most of the year, gasoline is the most profitable refinery product.

  The production of the Blue Island refinery was as follows:

                     BLUE ISLAND REFINERY PRODUCTION YIELD
                             (BARRELS IN THOUSANDS)

                                        YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------
                                     1993              1992           1991
                                 ----------------  -------------  -------------
                                  BBLS        %     BBLS     %     BBLS     %
                                 ------     -----  ------  -----  ------  -----
GASOLINE
  Unleaded......................  9,701      38.3% 13,423   48.6% 14,270   52.8%
  Premium Unleaded..............  5,232      20.6   4,795   17.4   4,151   15.4
                                 ------     -----  ------  -----  ------  -----
                                 14,933      58.9  18,218   66.0  18,421   68.2
                                 ------     -----  ------  -----  ------  -----
OTHER PRODUCTS
  Number 2 Diesel Fuel..........  5,329      21.0   3,863   14.0   4,042   15.0
  Others........................  5,091      20.1   5,522   20.0   4,540   16.8
                                 ------     -----  ------  -----  ------  -----
                                 10,420      41.1   9,385   34.0   8,582   31.8
                                 ------     -----  ------  -----  ------  -----
Total........................... 25,353     100.0% 27,603  100.0% 27,003  100.0%
                                 ======     =====  ======  =====  ======  =====
Output/Day......................   69.5(b)           75.4           74.0
Refinery Utilization (a)........   99.3%(b)         107.7%         105.7%

- --------
(a) Refinery utilization is production yield relative to the rated capacity of the refinery to process crude oil. Production yield may be greater than the rated capacity of the refinery because other feedstocks (including partially refined products and liquefied petroleum gases) which add to the refinery's output are utilized in the refining process.
(b) Refinery utilization reflects 1993 maintenance turnaround downtime of approximately two months on selected units. A "maintenance turnaround" is a periodically required standard procedure for refurbishing and maintenance of a refinery that is scheduled approximately every three years. During a turnaround, which usually lasts approximately four to six weeks, refinery production is reduced significantly.

 Hartford Refinery

  The Hartford refinery is located in Hartford, Illinois, approximately 17 miles northeast of St. Louis, Missouri. The refinery is situated on a 400-acre site. The facility was initially constructed in 1941 and, through a series of improvements and expansions, has reached a crude oil refining capacity of approximately 60,000 barrels per stream day. The Hartford refinery has a Nelson Complexity Rating of 9.83 versus an average of 8.61 for all PADD II refineries. The Hartford facility has the ability to process lower cost, heavy, high-sulfur crude oil into higher value products such as gasoline. This upgrading capability allows the refinery to produce a high mix of premium products and permits Clark to benefit from higher margins when high sulfur crude oil, such as Maya crude oil, is available at a significant discount to low sulfur crude oil.

  The production of the Hartford refinery was as follows:

                       HARTFORD REFINERY PRODUCTION YIELD
                             (BARRELS IN THOUSANDS)

                                        YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------
                                     1993           1992           1991
                                 -------------  -------------  ----------------
                                  BBLS     %     BBLS     %     BBLS        %
                                 ------  -----  ------  -----  ------     -----
GASOLINE
  Unleaded...................... 10,394   43.6% 11,487   46.9%  9,413      46.6%
  Premium Unleaded..............  1,892    8.0   1,855    7.6     891       4.4
                                 ------  -----  ------  -----  ------     -----
                                 12,286   51.6  13,342   54.5  10,304      51.0
                                 ------  -----  ------  -----  ------     -----
OTHER PRODUCTS
  Number 2 Diesel Fuel..........  7,979   33.5   7,281   29.7   6,200      30.6
  Others........................  3,557   14.9   3,878   15.8   3,728      18.4
                                 ------  -----  ------  -----  ------     -----
                                 11,536   48.4  11,159   45.5   9,928      49.0
                                 ------  -----  ------  -----  ------     -----
Total........................... 23,822  100.0% 24,501  100.0% 20,232     100.0%
                                 ======  =====  ======  =====  ======     =====
Output/Day......................   65.3           66.9           55.4(b)
Refinery Utilization (a)........  108.8%         111.6%          92.3%(b)

- --------
(a) Refinery utilization is production yield relative to the rated capacity of the refinery to process crude oil. Production yield may be greater than the rated capacity of the refinery because other feedstocks (including partially refined products and liquefied petroleum gases) which add to the refinery's output are utilized in the refining process.
(b) Refinery utilization reflects 1991 maintenance turnaround downtime of approximately two months on selected units.

 Supply

  Clark's integrated refining and marketing assets are strategically located in the Midwest in close proximity to a variety of supply and distribution channels. As a result, Clark has the flexibility to acquire crude oil from a variety of sources around the world and the ability to distribute its products to its own retail system and to most wholesale markets.

  Clark's refineries are located on major inland water transportation routes and are connected to various regional, national and Canadian common carrier pipelines, in some of which Clark has a minority interest. The Blue Island refinery can receive delivery of Canadian crude oil through the Lakehead Pipeline from Canada and foreign and domestic crude oil through the Capline Pipeline system originating in the Louisiana Gulf Coast and domestic crude oil originating in West Texas, Oklahoma and the Rocky Mountains through the Arco Pipeline system. The Hartford refinery has access to foreign and domestic crude oil supplies through the Capline/Capwood Pipeline systems along with access to West Texas, Oklahoma and Rocky Mountain crude oil from the Platte Pipeline system. The fact that both refineries are situated on major water transportation routes provides flexibility to receive crude oil or intermediate feedstocks by barge when economically feasible.

  Clark has a sour crude oil supply contract with P.M.I. Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos, S.A. de C.V. ("Pemex"). This contract is cancelable with three months' notice by either party but it is intended to remain in place for the foreseeable future. The volume is currently 35,000 barrels per day of Maya crude oil, with price determination based on a market related formula applicable to all Pemex-US customers. Other term crude oil supply agreements primarily consist of Canadian crude oil delivered to Blue Island. Approximately 23,000 barrels per day are currently under contract with three Canadian suppliers, cancelable with two months' notice by either party with another 4,000 barrels per day under contract through December 1994 without provision for cancellation. The above-referenced contracts provide approximately 48% of Clark's crude oil requirements which offer some security with respect to supply along with the flexibility to take advantage of spot market opportunities.

  Management has established product scheduling and supply priorities for gasoline and diesel fuel. These ensure that Clark's retail network needs are met first and then products are distributed to its wholesale operations based on the highest average market returns before being sold into the spot market.

  Clark employs several strategies to minimize the adverse impact on profitability of the volatility in feedstock costs and refined product prices. One strategy involves the purchase and sale of futures and options contracts on the New York Mercantile Exchange to minimize, on a short-term basis, Clark's exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed, are balanced daily and are subject to internally established risk standards. The results of these hedging activities affect refining costs of sales or inventory costs.

  Clark's dedicated retail network also reduces risk by providing market sales representing approximately 60% of the refineries' gasoline production. In addition, the retail network benefits from a reliable and cost effective source of supply.

 Wholesale Marketing and Distribution

  Refined products are distributed primarily through Clark's terminals, company-owned and common carrier product pipelines and by leased barges over the Mississippi, Illinois and Ohio Rivers. Clark owns and operates 14 product terminals which are strategically located throughout its market area, most of which have product blending capabilities. Terminal blending involves the blending of natural gasoline and other blendstocks with finished gasoline which reduces product cost, lowers emission producing potential and improves product quality. While other refiners engage in terminal blending, Clark believes that its degree of blending and refinery/terminal integration provides Clark with a competitive advantage over other refiners that do not have comparable blending capabilities. In addition to cost efficiencies in supplying its retail network, the terminals provide Clark with an additional source of revenues through sales of gasoline, Number 2 diesel fuel and other refined products to wholesale customers.

  These terminals allow efficient distribution of refinery production through readily accessible pipeline systems which connect the wholesale distribution network. In addition, the terminals provide flexibility to direct wholesale product sales to more profitable truck rack customers as an alternative to spot market sales as market conditions dictate. Clark plans to broaden its wholesale customer base which is expected to provide, on average, higher margins than spot markets. In anticipation of the October 1993 deadline for low sulfur on-road diesel fuel, Clark focused efforts on building market presence and customer relationships with off-road diesel fuel users.

  Clark's terminals and respective capacities as of December 31, 1993, were as follows:

      TERMINAL                                                          CAPACITY
      --------                                                          --------
                                                                        (M BBLS)
      Blue Island, IL..................................................    86.6
      Brecksville, OH..................................................   252.4
      Clermont, IN.....................................................   272.0
      Columbus, OH.....................................................   132.2
      Dearborn, MI.....................................................   287.9
      Granville, WI....................................................   323.6
      Green Bay, WI....................................................   269.0
      Hammond, IN......................................................   816.9
      Hartford, IL.....................................................   567.0
      Marshall, MI.....................................................   248.3
      Peoria, IL.......................................................   163.2
      Rockford, IL.....................................................   143.2
      St. Louis, MO....................................................   471.3
      Toledo, OH.......................................................   195.4
                                                                        -------
          Total capacity............................................... 4,229.0
                                                                        =======

  Clark enters into refined product exchange agreements with unaffiliated companies to broaden its geographical distribution capabilities. Products are also received on exchange through 37 exchange terminals and distribution points throughout the Midwest.

  Clark's pipeline interests as of December 31, 1993, were as follows:

       PIPELINE         TYPE           INTEREST                    ROUTE
       --------         ----           --------                    -----
      Southcap        Crude              36.0%          St. James, LA to Patoka, IL
      Chicap          Crude              22.7           Patoka, IL to Mokena, IL
      Wolverine       Products            9.5           Chicago, IL to Toledo, OH
      West Shore      Products           11.1           Chicago, IL to Green Bay, WI

  These pipelines are operated as common carriers pursuant to published pipeline tariffs, which also apply to use by Clark. Clark also owns a dedicated pipeline from the Blue Island refinery to the company-owned terminal in Hammond, Indiana. Clark Pipe Line Company, an affiliate of Clark, owns a 33.1% interest in the Capwood Pipeline and leases space of approximately 15,000 barrels per day on the ARCO Pipeline. Each of these pipelines transports crude oil to the Hartford refinery.

COMPETITIVE CONSIDERATIONS

  The petroleum industry is highly competitive in all phases, from the production and procurement of crude oil to the refining, distribution and marketing of refined and intermediate products. Many of Clark's competitors are large, integrated oil companies which, because of their diverse operations, stronger capitalization and better brand name recognition, may be better able than Clark to withstand volatile industry conditions, shortages of crude oil or intense price competition.

  The principal competitive factors affecting Clark's refining business are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and marketing transportation costs. Certain of Clark's larger competitors have refineries which are larger and more efficient and as a result, have lower per barrel costs. Clark has no crude oil reserves and is not engaged in exploration. Clark obtains all of its crude oil requirements from unaffiliated sources. Clark believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

  The principal competitive factors affecting Clark's retail marketing business are locations of stores, product price and quality, appearance and cleanliness of stores and brand identification. Competition from large, integrated oil and gas companies, as well as convenience stores which sell motor fuel, is expected to continue. Clark believes it competes in the retail sale of gasoline principally on the basis of price, location, store cleanliness and the Clark brand name recognition in the Midwest.

REGULATORY MATTERS

  The release or discharge of petroleum and hazardous materials is not an uncommon occurrence at refineries, terminals and stores and may give rise to liability under various federal, state and local regulations relating to soil and ground water contamination. Clark has identified a variety of potential environmental issues at its refineries, terminals and stores. In addition, each refinery has areas on-site which may contain hazardous waste or hazardous constituent contamination and which may have to be addressed in the future at substantial cost. Many of the terminals may also require remediation due to the age of the underground tanks and facilities and as a result of current or past activities at the terminal properties including several significant spills and past on-site waste disposal practices.

  Federal, state and local laws and regulations establishing various health and environmental quality standards and providing penalties for violations thereof affect nearly all of the operations of the Company. Included among such statutes are the Clean Air Act of 1955, as amended ("CAA"), the Resource Conservation and Recovery Act of 1977, as amended ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Also significantly affecting the Company are the rules and regulations of the Occupational Safety and Health Administration ("OSHA").

  The CAA requires the Company to meet certain air emission standards and to obtain and comply with the terms of discharge permits. The RCRA empowers the EPA to regulate the treatment and disposal of industrial wastes and to regulate the use and operation of underground storage tanks. CERCLA requires notification to the National Response Center of releases of hazardous materials and provides a program to remediate hazardous releases at uncontrolled or abandoned hazardous waste sites. The Superfund Amendments and Reauthorization Act of 1986 ("SARA") is a five year extension of the CERCLA cleanup program. Title III of SARA, the Emergency Planning and Community Right to Know Act of 1986, relates to planning for hazardous material emergencies and provides for a community's right to know about the hazards of chemicals used or manufactured at industrial facilities. The OSHA rules and regulations call for the protection of workers and provide for a worker's right to know about the hazards of chemicals used or produced at the Company's facilities.

  Regulations issued by the EPA in 1988 with respect to underground storage tanks require the Company, over a period of up to ten years, to install, where not already in place, detection devices and corrosion protection on all underground tanks and piping at retail gasoline outlets. The regulations also require periodic tightness testing of underground tanks and piping. Commencing in 1998, operators will be required under these regulations to install continuous monitoring systems for underground tanks.

  In March 1989, the EPA issued Phase I of regulations under authority of the CAA requiring a reduction for summer months in 1989 in the volatility of gasoline ("RVP") (the measure of the amount of light hydrocarbons contained in gasoline, such as normal butane, an octane booster). In June 1990, Phase II of these regulations was issued by the EPA which would require further reduction in RVP beginning in May 1992. The Clean Air Act Amendments also established nationwide RVP standards which will apply as of May 1992, but do not exceed the EPA's Phase II standards.

  The Clean Air Act Amendments will impact the Company primarily in the following areas: (i) starting in 1995 a "reformulated" gasoline (which would include content standards for oxygen, benzenes and aromatics) is mandated in the nine worst ozone polluting cities, including Chicago and Milwaukee in the Company's market area; (ii) Stage II hose and nozzle controls on gas pumps to capture fuel vapors in nonattainment areas, including 400 company stores; (iii) more stringent refinery permitting requirements; and (iv) stricter refinery waste disposal requirements as a broader group of wastes are classified as hazardous. In addition, EPA regulations required that after October 1, 1993 the sulfur contained in on-road diesel fuel produced in the US must be reduced.

  Clark cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on the financial position or operations of Clark and could require substantial additional expenditures by Clark for the installation and operation of pollution control systems and equipment. See "Item 3. Legal Proceedings."

EMPLOYEES

  As of December 31, 1993, Clark employed approximately 5,500 people. Certain employees at the Hartford and Blue Island refineries are covered by union contracts. The Hartford refinery contract expires on February 28, 1996. The Blue Island refinery contract expires August 31, 1996. In addition, Clark has a union contract for certain employees at its Hammond, Indiana terminal which expires March 31, 1995. Historically, relationships with the unions have been good and neither Old Clark nor Clark has ever experienced a work stoppage as a result of labor disagreements.

ITEM 3. LEGAL PROCEEDINGS

  Generators of hazardous substances found in off-site disposal locations at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal agencies under CERCLA and analogous state laws, regardless of fault or the legality of original disposal. Under CERCLA, a potentially responsible party ("PRP") may be held jointly and severally liable for any such claims.

  On or about December 7, 1988, "Clark Oil" was named as PRP by the EPA with respect to a solid waste disposal site in Gary, Indiana known as the 9th Avenue Site and was ordered to participate with approximately 250 other PRPs in the interim clean-up of that site. Information from the EPA and other parties involved indicated that Old Clark may have transported waste oils and solvents to the site during the mid 1970s. Pursuant to an Administrative Services Agreement then in effect between Clark and Old Clark, Clark responded to initial inquiries and advanced $160,000 for preliminary studies and clean-up of that site. Upon the expiration of the Administrative Services Agreement on November 30, 1990, Clark notified the EPA and other parties involved with respect to the site that Clark's involvement on behalf of Old Clark was terminated and advised that further contacts with respect to this site should be directed to Old Clark. Clark has received no information concerning the site since that notification. Clark believes it has no liability for this site because of the terms of the Asset Purchase Agreement with Old Clark, as approved by the Bankruptcy Court, which provided that Clark would not assume environmental liabilities arising prior to the date of closing. Based on information received by Clark during its involvement pursuant to the Administrative Services Agreement, the estimated total clean-up of this site ranged from $22 to $35 million. Clark has no information on the current amounts estimated for clean-up or amounts actually spent for clean-up.

  On or about March 17, 1989, "Clark Oil" was named as PRP by the EPA with respect to a solid waste disposal site in Chicago, Illinois known as the U.S. Scrap Site and along with approximately 250 other PRPs was ordered to reimburse the EPA for $1.5 million in costs incurred in performing preliminary work on that site. Information from the EPA and other parties indicated that Old Clark may have sent waste oils to the site during the 1970s. No information has been revealed which would indicate that Clark had any involvement with this site. Pursuant to the Administrative Services Agreement with Old Clark then in effect, Clark responded to initial inquiries about the site. However, Clark has advanced no payments related to the EPA's claim for reimbursement. Upon the expiration of the Administrative Services Agreement, on November 30, 1990, Clark notified the EPA that its involvement on behalf of Old Clark was terminated and advised that all future contacts with respect to the site should be directed to Old Clark. Clark has received no other information concerning the site since that notification. To the best of Clark's knowledge, the estimated amount being sought by the EPA was $1.5 million. Clark believes it has no liability for this site because of the terms of the Asset Purchase Agreement with Old Clark.

  On September 15, 1989, "Clark Oil & Refining Corp." received an inquiry from the EPA concerning any involvement at a disposal site in Texas City, Texas known as the Tex-Tin Site. On October 17, 1989, Clark responded that it had no connection to the site. Upon the expiration of the Administrative Services Agreement on November 30, 1990, Clark further notified the EPA that its involvement on behalf of Old Clark was terminated and advised that all future contacts with respect to the site should be directed to Old Clark. Clark has never received any information concerning potential costs involved in connection with this site, or any other parties which may be involved as potential PRPs. Clark presumes that all contamination would have been the result of activities of Old Clark and that Clark would have no liability because of terms of the Asset Purchase Agreement.

  As indicated, Clark does not believe that it is a proper party to any of the above-described EPA claims. Clark cannot estimate costs for which it may ultimately be liable with respect to these three sites, but in the opinion of the management of Clark, these costs should not have a material adverse effect on Clark's operations or financial condition. There can be no assurance that Clark will not be named as a PRP at additional sites in the future or that the costs associated with those sites would not be substantial.

  In late 1990, Clark received a letter from the Illinois Attorney General Environmental Control Division which included a report prepared by the Illinois Environmental Protection Agency ("IEPA") on its investigation of the Village of Hartford, Illinois ground water contamination. The report cited the history of the ground water contamination in the area including the installation by Old Clark in 1978 of recovery systems in Hartford for the removal of hydrocarbons from the surface of the ground water. The report identified Clark or Old Clark and two other oil companies as potential contributors to the contamination. In particular, it contended that Clark or Old Clark is the party primarily responsible for the hydrocarbon contamination and demanded that more aggressive and encompassing efforts be immediately initiated by Clark. Clark submitted its response to the letter and the report on January 15, 1991. In its response Clark indicated that, without admission of legal liability, it would continue to cooperate with the Illinois Attorney General and the IEPA by performing a remediation program meeting the objectives defined by the IEPA in its report. The response also contained data which disputed many of the contentions made by the IEPA. Clark's remediation plan was approved by the IEPA and the IEPA has issued all necessary permits to implement the remediation plan. The IEPA is provided with monthly progress reports. Clark successfully completed a major portion of the remediation work under an implementation plan that was submitted to the IEPA in August 1991. The necessity of future remediation work is being evaluated. Based upon the estimates of an independent environmental engineering firm, Clark established a $10 million provision for the estimated costs of its mitigation and recovery efforts of which $3.6 million has been spent to date.

  Forty-one civil suits by residents of Hartford, Illinois have been filed against Clark in Madison County Illinois, alleging damage from ground water contamination. The relief sought in each of these cases is an unspecified dollar amount. The litigation proceedings are in the initial stages. Discovery, which could be lengthy and complex, is only just beginning. Clark moved to dismiss thirty-four cases filed in December 1991 on the ground that Clark is not liable for alleged activity of Old Clark. On September 4, 1992, the trial court granted Clark's motions to dismiss. The plaintiffs were given leave to re-file their complaints but based only on alleged activity of Clark occurring since November 8, 1988, the date on which the bankruptcy court with jurisdiction over Old Clark's bankruptcy proceedings issued its "free and clear" order. In November 1992, the plaintiffs filed thirty-three amended complaints. In addition, one new complaint involving nine plaintiffs was filed. It is too early to predict whether any of these cases will go to trial on the merits and if so, what the risk of exposure to Clark would be at trial. It is also not possible to determine whether or to what extent Clark will have any liability to other individuals arising from the ground water contamination.

  In November 1991, Clark learned that the EPA, the IEPA and the Cook County Department of Environmental Control were investigating the cause or causes of certain apparent exceedences of ambient air quality standards for sulfur dioxide in the vicinity of the Blue Island refinery. The EPA and the IEPA requested certain specific information from Clark, which Clark supplied. Clark has indicated that it will cooperate with the investigation of the apparent sulfur dioxide exceedences and has undertaken the requested monitoring and engineering procedures. Also in connection with the apparent exceedences, Clark received a Notice of Violation from the EPA in February 1992 and an Administrative Complaint and Notice of Proposed Order Assessing a Penalty of $50,000 in October 1992. Clark paid a penalty of $45,000 to the EPA in March 1994.

  Clark received an Administrative Complaint from the EPA on June 12, 1992 alleging record keeping violations of the RCRA concerning 22 stores in Michigan, Indiana and Wisconsin and seeking civil penalties of $0.6 million. On March 18, 1993, Clark received an Amended Complaint from the EPA involving similar allegations but reducing the amount of civil penalties sought to $0.1 million. Clark received an Administrative Complaint from the EPA on January 5, 1993 alleging record keeping and related violations of the Clean Air Act concerning the Hartford refinery and seeking civil penalties of $0.1 million.

  On May 5, 1993, Clark received correspondence from the Michigan Department of Natural Resources ("MDNR") indicating that the MDNR believes Clark may be a PRP in connection with ground water contamination in the vicinity of one of its retail stores in the Sashabaw Road area north of Woodhull Lake and Lake Oakland, Oakland County Michigan. Clark has begun an initial investigation into the matters raised by the MDNR. At the request of the MDNR, Clark has conducted an investigation into the historical use of its site, potential contaminants used at the site, third party sites which may be the source of contaminants and is also conducting a subsurface investigation of its site and the surrounding area. Clark has incurred approximately $25,000 in investigative activities to date. Clark does not know whether MDNR has identified other PRPs in connection with this matter, nor has it received any information from MDNR as to what it believes may be the ultimate cost associated with this site. Clark will not be able to prepare a corrective action plan and estimate potential clean-up costs until its investigatory work is complete.

  An impoundment at the Hartford refinery contains hazardous wastes that were produced as the result of past operations. Clark has been evaluating remedial options with respect to that waste since 1992 and has been in discussions with the IEPA concerning those options. In April 1993 the IEPA told Clark that the presence of those hazardous wastes may require a permit under the RCRA and that in turn may require corrective action with respect to the entire refinery. Clark has received no formal notice or complaint with respect to these issues from the IEPA. Clark has begun an investigation with respect to the need for a permit and consequent corrective action. Based upon the estimates of an independent engineering firm, Clark established a $9.0 million provision for the estimated costs of site clean-up of which $7.2 million has been spent to date on remedial activities performed after notice to and comments from the IEPA.

  In addition to the proceedings described above, Clark has various suits and claims against it. While it is impossible to estimate with certainty the ultimate legal and financial liability in respect to these other suits and claims, Clark believes the outcome of these other suits and claims will not be material in relation to its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Inapplicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  Inapplicable.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                (IN THOUSANDS, EXCEPT RATIOS AND OPERATING DATA)

  The following table sets forth, for the periods and dates indicated, selected financial and other data derived from the financial statements and related notes and the underlying books and records of Clark for the years ended December 31, 1993, 1992, 1991, 1990 and 1989. These selected financial and other data should be read in conjunction with the financial statements of Clark and related notes appearing elsewhere in this document.

                                            YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------
                             1993         1992         1991         1990         1989
                          -----------  -----------  -----------  -----------  -----------
INCOME STATEMENT DATA:
Net sales and operating
 revenues...............  $ 2,263,410  $ 2,252,964  $ 2,426,059  $ 2,745,728  $ 2,023,234
Costs of sales..........   (1,936,563)  (1,952,360)  (2,092,738)  (2,383,937)  (1,678,011)
Operating expenses......     (218,087)    (224,368)    (199,686)    (195,386)    (181,704)
General and administra-
 tive expenses..........      (27,533)     (31,164)     (20,758)     (23,309)     (21,326)
Depreciation............      (23,402)     (21,122)     (19,263)     (17,128)     (15,415)
Amortization (a)........      (11,907)      (9,290)      (7,131)      (2,189)          --
Inventory write down to
 market.................      (26,500)          --           --           --           --
                          -----------  -----------  -----------  -----------  -----------
Operating income........       19,418       14,660       86,483      123,779      126,778
Interest and financing
 costs, net (b).........      (29,933)     (26,373)     (27,196)     (29,293)     (45,775)
Other income (expense)
 (c)....................       11,370       14,662          --       (22,253)         --
                          -----------  -----------  -----------  -----------  -----------
Earnings before taxes,
 extraordinary item and
 cumulative effect of
 changes in accounting
 principles.............          855        2,949       59,287       72,233       81,003
Income tax benefit (pro-
 vision)................          513          344      (21,972)     (26,125)     (26,639)
                          -----------  -----------  -----------  -----------  -----------
Earnings before extraor-
 dinary item and cumula-
 tive effect of changes
 in accounting princi-
 ples...................        1,368        3,293       37,315       46,108       54,364
Extraordinary item (d)..           --      (11,538)          --           --           --
Cumulative effect of
 changes in accounting
 principles (e).........       (9,595)          --           --       (4,204)          --
                          -----------  -----------  -----------  -----------  -----------
Net earnings (loss).....  $    (8,227) $    (8,245) $    37,315  $    41,904  $    54,364
                          ===========  ===========  ===========  ===========  ===========
RATIO OF EARNINGS TO
 FIXED CHARGES (F)            (g)          (g)             2.37x        2.54x        2.47x
BALANCE SHEET DATA (AT
 PERIOD END):
Cash, cash equivalents
 and short-term invest-
 ments..................  $   194,523  $   206,130  $   266,971  $   174,060  $   101,332
Property, plant and
 equipment..............      360,945      320,870      284,307      245,906      229,019
Total assets............      811,454      787,795      809,468      638,753      540,757
Long-term debt..........      401,038      401,514      426,619      301,907      302,168
Other noncurrent liabil-
 ities..................       52,106       44,593       42,975       21,905       12,375
Stockholder's equity....      145,978      154,205      172,633      135,318       93,414
OPERATING INFORMATION:
Retail Division:
 Number of stores (at
  period end)...........          846          873          889          937          942
 Gasoline volume (mm
  gal)..................      1,014.8        956.7        966.2        978.2        970.5
 Average stores volume
  (m gal/month).........         98.6         90.1         86.9         87.2         86.0
 Gasoline gross margin
  (cents/gal)...........        11.1c        10.0c        10.9c        11.7c        10.1c
 Convenience products
  sales (mm)............  $     218.0  $     203.4  $     186.9  $     187.0  $     195.5
 Convenience products
  gross margin (mm).....  $      54.8  $      47.7  $      45.1  $      45.2  $      41.4
 Operating expenses (mm)
  (h)...................  $     109.9  $     100.5  $      94.3  $      94.0  $      89.6
Refining Division:
 Production (m
  bbls/day).............        134.7        142.4        129.4        131.7        135.4
 Utilization (i)........        103.6%       109.5%        99.5%       101.3%       104.2%
 Gross margin (per bbl).  $      3.24  $      3.03  $      3.88  $      4.20  $      4.17
 Operating expenses (per
  bbl) (j)..............  $      2.20  $      2.22  $      2.38  $      2.15  $      1.86

- --------
(a) Amortization includes amortization of turnaround costs and organizational costs.
(b) Interest and financing costs, net, includes amortization of debt issuance costs of $1.2 million, $2.9 million, $6.0 million, $3.1 million and $9.1 million for the years ended December 31, 1993, 1992, 1991, 1990 and 1989 respectively. Interest and financing costs, net, also includes interest on all indebtedness, net of capitalized interest and interest income.
(c) Other income in 1993 includes the final settlement of litigation with Drexel of $8.5 million and a gain from the sale of "non-core" stores of $2.9 million. Other income in 1992 includes the settlement of litigation with Apex and Drexel of $9.2 million and $5.5 million, respectively. Other expense in 1990 included a loss provision for $11.6 million representing the full amount of an overnight deposit held by Drexel. An additional 1990 loss provision of $10.0 million represents estimated costs of mitigation and recovery efforts resulting from alleged responsibility for ground water contamination in the town of Hartford, Illinois, adjacent to the Hartford refinery. A 1990 loss provision of $0.7 million reflected the inability of a former affiliate to repay its note due Clark.
(d) Extraordinary item includes the recognition of deferred financing costs, premium amount and interest expense from September 30, 1992 through the redemption date of October 26, 1992, net of applicable income taxes on the redemption of the 12 1/4% First Mortgage Fixed Rate Notes due 1996.
(e) On January 1, 1993, Clark adopted SFAS 106. This standard requires that Clark accrue the actuarially determined costs of postretirement benefits during the employees' active service periods. Previously, Clark had accounted for these benefits on a "pay as you go" basis, recognizing an expense when an obligation was paid. In accordance with SFAS 106, Clark elected to recognize the cumulative liability, a non-cash "Transition Obligation" of $9.6 million, net of the tax benefit of $6.0 million, as of January 1, 1993.
    On January 1, 1993, Clark adopted SFAS 109 and restated the years ended December 31, 1992 and 1991. The cumulative effect through December 31, 1990 is reflected as an adjustment to income in 1990 in this table. The adoption of this standard changes the method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, Clark deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.
(f) The ratio of earnings to fixed charges is computed by dividing (i) earnings before income taxes (adjusted to recognize only distributed earnings from less than 50% owned persons accounted for under the equity method) plus fixed charges by (ii) fixed charges. Fixed charges consist of interest on indebtedness, including amortization of discount and debt issuance costs and the estimated interest components (one-third) of rental and lease expense.
(g) As a result of the losses for the years ended December 31, 1993 and 1992, earnings were insufficient to cover fixed charges by $17.3 million and $20.7 million respectively.
(h) Retail operating expenses for 1992 exclude $5.8 million of charges that management considers to be unusual.
(i) Refinery utilization is the ratio of total production yield to the rated capacity of the refinery to process crude oil. Production yield may be greater than the rated capacity of the refinery because other feedstocks (including partially refined products and liquefied petroleum gases), which add to the refinery's output are utilized in the refining process.
(j) Refinery operating expenses for 1992 exclude $11.5 million ($0.22 per barrel) of charges that management considers to be unusual.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Overview

  Clark's results are impacted significantly by a variety of factors beyond its control, including movements in crude oil prices, demand for refined products, general oil price levels and industry refinery capacity and utilization rates. Clark's net sales and operating revenues fluctuate significantly with movements in industry crude oil prices but they do not have a direct relationship to net earnings. The effect of changes in crude oil prices on Clark's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. Management believes that lower crude oil prices benefit operating results over the longer term due to increased demand, decreased working capital requirements and a greater sensitivity by the major integrated oil companies to profitability in their refining and marketing operations. Higher refinery production is typically associated with improved results of operations. Conversely, lower production, which generally occurs during scheduled refinery maintenance turnarounds, negatively impacts results of operations.

  The following table sets out the approximate pre-tax earnings impact on Clark of changes in: 1) refining margins--the spread between wholesale and spot market product prices and input (e.g. crude oil) costs and 2) retail margins-- the spread between product prices at the retail level and wholesale product costs. While margins are impacted significantly by the industry factors described above, individual companies can influence their own margins through the efficiency of their operations.

    EARNINGS
   SENSITIVITY          CHANGE           PRE-TAX EARNINGS IMPACT ON CLARK
   -----------          ------           --------------------------------
Clark refining
 margin            $1.00 per barrel                                $50 million
Clark retail mar-
 gin               $0.01 per gallon                                $10 million
Crude oil price                         Indeterminate since earnings depend on
                                    margins--Clark does not produce crude oil*

*Changes in crude oil prices may affect the carrying value of inventories.

  Falling crude and product prices reduced 1993 and 1992 net sales and operating revenues, while improved unit volumes partially offset the drop. Crude and product prices have declined from the levels reached during the 1990 Iraqi invasion of Kuwait and the 1991 Soviet coup, which were viewed as potential threats to supply. Net sales and operating revenues were also affected by sales volumes; retail gasoline volumes were up 6% from 1992 and down 1% in 1992 as compared to 1991, and wholesale sales volumes were up 21% from 1992 and up 122% in 1992 as compared with 1991.

CLARK FINANCIAL HIGHLIGHTS:

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1993      1992      1991
                                                   --------  --------  --------
                                                     (MILLIONS OF DOLLARS)
FINANCIAL RESULTS
Net sales and operating revenues.................. $2,263.4  $2,253.0  $2,426.1
Cost of sales.....................................  1,936.6   1,952.4   2,092.7
Operating expenses................................    218.1     207.0     199.7
                                                   --------  --------  --------
                                                      108.7      93.6     133.7
General and administrative........................     27.5      24.8      20.8
Depreciation and amortization.....................     35.3      30.5      26.4
Interest and financing costs, net.................     29.9      28.4      27.2
                                                   --------  --------  --------
Earnings before income taxes*.....................     16.0       9.9      59.3
Tax provision.....................................      5.4       4.7      22.0
                                                   --------  --------  --------
Earnings before unusual items*....................     10.6       5.2      37.3
Unusual items, after taxes*.......................    (18.8)    (13.4)       --
                                                   --------  --------  --------
Reported net earnings (loss)...................... $   (8.2) $   (8.2) $   37.3
                                                   ========  ========  ========

*Management considers certain items in 1992 and 1993 at Clark to be "unusual".
   In 1993, the unusual items netted to a $30.7 million charge before taxes, $18.8 million net of taxes. In 1992, the unusual items netted to a $25.7 million charge before taxes, $13.4 million net of taxes. Detail on these items is presented below.

  Net earnings excluding unusual items improved in 1993 despite a decline in industry refining margins and reduced production associated with the scheduled maintenance turnaround at Clark's Blue Island, Illinois refinery. The gain was due to the combination of improved retail and refinery productivity and better retail market conditions. These improvements became significant in the latter part of 1993. Excluding unusual items, Clark's 1993 fourth quarter net earnings rose to $7.3 million compared to $0.4 million in 1992 and a loss of $2.5 million in 1991.

UNUSUAL ITEMS

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                                --------------
                                                                 1993    1992
                                                                ------  ------
                                                                (MILLIONS OF
                                                                  DOLLARS)
      Inventory write-down to market........................... $(26.5) $   --
      Provision for environmental remediation cost.............     --    (9.6)
      Provision for store closures.............................     --    (4.4)
      Retirement and severance packages........................     --    (5.0)
      Other....................................................     --    (4.7)
                                                                ------  ------
          Impact on Operating Income...........................  (26.5)  (23.7)
      Change in accounting principle...........................  (15.6)     --
      Early retirement of debt.................................     --   (18.7)
      Litigation settlements...................................    8.5    14.7
      Sale of non-core stores..................................    2.9      --
      Other....................................................     --     2.0
                                                                ------  ------
          Total................................................ $(30.7) $(25.7)
                                                                ------  ------
          Net of Taxes......................................... $(18.8) $(13.4)
                                                                ======  ======

  Several items which are considered by management to be "unusual" are excluded throughout this discussion of Clark's results of operations. A non-cash accounting charge was taken in the fourth quarter of 1993 to reflect the decline in the value of petroleum inventories below carrying value caused by a substantial drop in prices. If petroleum prices were to recover, earnings would benefit up to the extent of this charge. Further deterioration in prices could result in further charges. Effective January 1, 1993, Clark adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (see
Note 12 "Postretirement Benefits Other Than Pensions" to the financial statements) and No. 109 "Accounting for Income Taxes", which was accounted for by restating prior periods (see Note 13 "Income Taxes" to the financial statements). Unusual credits included a 1993 gain related to the sale of 21 retail stores located in "non-core" markets and the favorable settlement of litigation. See Note 11 "Other Income" to the financial statements. Unusual charges in 1992 included the early retirement of Clark's 12 1/4% First Mortgage Fixed Rate Notes due July 15, 1996, and provisions related to the environmental clean-up of the storm water basin at the Hartford, Illinois refinery and expected closures of under-performing retail stores. In addition, expenses related to early retirements and a severance program along with a canceled initial public offering were incurred in 1992.

 Retail

  Retail Division Operating Statistics:

                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1993     1992       1991
                                                   -------  -------    -------
Gasoline volume (millions of gallons)............. 1,014.8    956.7      966.2
Gasoline volume (thousand gallons per month per
 store)...........................................    98.6     90.1       86.9
Gasoline gross margin per gallon..................    11.1c    10.0c      10.9c
Gasoline gross margin (millions).................. $ 112.7  $  95.2    $ 105.1
Company-operated stores (end of year).............     836      862        876
Dealer-operated stores (end of year)..............      10       11         13
Convenience product sales (millions).............. $ 218.0  $ 203.4    $ 186.9
Convenience product sales (per month per store)... $21,171  $19,154    $16,804
Convenience product gross margin..................    25.2%    23.4%      24.1%
Convenience product gross margin (millions)....... $  54.8  $  47.7    $  45.1
Convenience product gross margin (per month per
 store)........................................... $ 5,320  $ 4,488    $ 4,004
Operating expenses (millions)..................... $ 109.9  $ 100.5(1) $  94.3
Contribution to operating income (millions)....... $  57.6  $  42.4(1) $  55.9

- --------
(1) Excludes unusual charges totaling $5.8 million, primarily related to restructuring and store closures.

  Clark's retail division contributed $57.6 million in 1993 to operating income, up from $42.4 million excluding unusual items in 1992 and $55.9 million in 1991. The 1993 improvement is due to improved sales volumes and industry margins, while the decline in 1992 as compared to 1991 was due to decreased margins and the closure in late 1991 of stores representing approximately 2% of 1991 volume. Average monthly volumes per store in 1993 were up 9% over 1992 and 4% in 1992 over 1991 as a result of increased promotional activity, improved productivity and the closure of under-performing units. During selected periods of the year and in selected markets Clark ran promotions, including one that offered premium gasoline at the same price as regular unleaded gasoline. Margins per gallon improved in 1993 over the prior two years due to increased sales of higher margin premium gasoline, stronger retail market conditions and decreased competitive pricing pressures along with more responsive pricing strategies. Excluding unusual items, the retail division contributed $16.0 million to 1993 fourth quarter operating income compared to $14.6 million in the same periods of both 1992 and 1991.

  The 1993 gross margin from convenience product sales rose 15% from 1992, with 1992 up 6% as compared to 1991. The average monthly contribution from convenience product sales per store for the 1993 was up 19% as compared to 1992 and 1992 was up 12% as compared to 1991. These improvements were principally due to improved vendor allowances, increased promotional activity, enhanced store merchandising and manager training, and store incentive plans.

  The increase in 1993 operating expenses over 1992 and 1991 is related to costs incurred to implement a strategy to rework Clark's organizational structure to more fully involve the general work force in the operation of the business. These increased costs included higher labor, training, promotion and systems-related expenses. The increased promotional activity related to strengthening the Clark brand name, including purchasing of advertising and point of sale materials. Adding to the increase from 1991 to 1992 were expenses related to additional underground storage tank testing, a store associate bonus program and increased participation in the store health insurance program.

 Refining

  Refining Division Operating Statistics:

                                                       YEAR ENDED DECEMBER
                                                               31,
                                                       ------------------------
                                                        1993    1992      1991
                                                       ------  ------    ------
Crude oil throughput (thousand barrels per day).......  123.8   126.8     119.3
Production (thousand barrels per day).................  134.7   142.4     129.4
Utilization (production/rated capacity)...............  103.6%  109.5%     99.5%
Gross margin per barrel............................... $ 3.24  $ 3.03    $ 3.88
Gross margin (millions)............................... $159.3  $157.7    $183.2
Operating expenses (millions)......................... $108.2  $106.5(1) $105.4
Contribution to operating income (millions)........... $ 51.1  $ 51.2(1) $ 77.8

- --------
(1) Excludes unusual charges totaling $11.5 million, primarily related to a provision for environmental remediation and restructuring.

  Clark's refining division contributed $51.1 million to operating income in 1993, flat with the $51.2 million excluding unusual items contributed in 1992 and compared to $77.8 million in 1991. Industry refining margins continued the decline experienced in 1992, moving down further from the levels reached following the 1990 Persian Gulf conflict and the 1991 Soviet coup. This downward trend has occurred despite increasing demand for gasoline and distillate products. As reported by the American Petroleum Institute, US gasoline deliveries for 1993 rose by 1.5% versus a 1.1% increase in 1992, while distillates showed an increase of 2.1%. However, demand has been more than offset by high industry refinery runs, which have reached a crude oil throughput utilization rate of 91.5%, the highest level in at least 20 years. In addition, industry yield (as a percentage of crude oil runs) of light products grew, with gasoline and distillate output rising 2.7% and 5.0% respectively, further increasing the supply of these normally higher-margin products. This changing industry yield pattern has resulted from upgraded light-product processing, showing approximately a 10% increase in throughput over the past five years.

  Clark's refining margins improved in 1993, especially in the third and fourth quarters and in relation to the decline in industry refining margin indicators. Excluding unusual items, the refining division contributed $20.8 million to 1993 fourth quarter operating income compared to $11.0 million in 1992 and a loss of $0.1 million in the same period of 1991. The third and fourth quarter refining division results improved on the strength of recent productivity initiatives, heavy oil and wholesale margins, and market profit opportunities presented by the mandated transition to low sulfur #2 oil for on-road use. This occurred despite third quarter losses related to a drop in crude and product prices, flooding in the midwestern US, and the significant drop in Midwest #2 oil prices. Refinery production for 1993 was down from 1992 due to the maintenance turnaround at the Blue Island refinery. Production during 1992 exceeded 1991 due to a turnaround at the Hartford refinery in 1991. Another turnaround is scheduled for the Hartford refinery in 1994.

  Refining operating expenses of $108.2 million in 1993 were just over 1992 operating expenses excluding unusual items of $106.5 million and 1991 expenses of $105.4 million. The uninsured portion of the cost associated with a gasoline spill from one of Clark's storage tanks in January 1994 is not expected to have a material effect on earnings.

 Outlook

  Clark believes the demand for refined products will experience flat to only slight growth over the next several years, but expects that regulatory requirements and costs of entry will limit the industry's ability to meet demand. High current industry refinery utilization and the expected closure of marginal refineries due to increasing requirements for regulatory capital investments may result in a more positive long-term outlook for the refining and marketing industry.

  In the near-term, Clark is looking to achieve significant productivity gains to secure its ongoing profitability. Clark has set a goal to achieve additional pre-tax productivity gains of $55 million in 1994, having achieved estimated gains of $20 million in 1993. These gains assume no improvement in industry margins, and in fact, Clark's earnings before depreciation, interest and taxes improved in the second half of 1993 despite deterioration in refining margins, as a result of the productivity gains achieved to date. In addition to this internal earnings growth, Clark is also pursuing growth in its retail and refining businesses through acquisitions.

 General and Administrative Expense

  Clark's general and administrative expenses were $27.5 million, higher than 1992 expenses of $24.8 million excluding unusual items and expenses of $20.8 million in 1991. Expenses in 1993 and 1992 were up principally due to higher labor and related costs, as Clark is making significant changes in its management, systems and procedures to benefit productivity in the longer term.

 Depreciation and Amortization

  Depreciation and amortization expenses have increased in the past three years due to the completion of higher cost refinery turnarounds in 1991 and 1993 and the recent higher levels of capital expenditures.

 Net Interest and Financing Costs

  Clark's capital structure has changed significantly over the past three years, although the resulting effect on 1993 and 1992 net interest and financing costs has not been substantial. Clark's 1993 net interest and financing cost increase was principally due to lower interest income on less average funds invested and lower rates. See Note 8 "Long-Term Debt" to the financial statements.

 Other Income (Expenses)

  See Note 11 "Other Income" to the financial statements for the items that comprise other income.

LIQUIDITY AND CAPITAL RESOURCES

 Financial Position

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1993   1992   1991
                                                           ------ ------ ------
                                                               (MILLIONS OF
                                                                 DOLLARS)
Cash and short-term investments........................... $194.5 $206.1 $267.0
Working capital...........................................  203.8  245.1  304.1
Property, plant and equipment.............................  360.9  320.9  284.3
Long-term debt............................................  401.0  401.5  426.6
Shareholder's equity......................................  146.0  154.2  172.6
Operating cash flow.......................................   62.2   36.9   89.9

  Cash generated by operating activities before working capital changes for the year ended December 31, 1993, was $62.2 million, $25.3 million greater than 1992 but $27.7 million under 1991. Cash flow has been impacted by the fluctuation in Clark's net earnings the past three years. Working capital at December 31, 1993, was $203.8 million, a 1.96 to 1 current ratio, versus working capital of $245.1 million, a 2.31 to 1 current ratio at December 31, 1992, and working capital of $304.1 million, a 2.82 to 1 current ratio, at December 31, 1991. The 1992 decline was principally a result of capital expenditures and the retirement of debt. See Note 8 "Long-Term Debt" to the financial statements.

  In general, Clark's short-term working capital requirements fluctuate with the price of crude oil. Clark expects internally generated cash flows will be sufficient to meet its needs. Clark has in place a $100 million committed revolving line of credit expiring December 31, 1994, for cash borrowings and for the issuance of letters of credit primarily for purchases of crude oil, other feedstocks and refined products. At December 31, 1993, $51.5 million of the line of credit was utilized for letters of credit. There were no direct borrowings under Clark's line of credit at December 31, 1993 or 1992.

  Cash flows from investing activities are primarily impacted by capital expenditures including maintenance turnarounds. During 1993, capital expenditures were $67.9 million compared with $59.5 million in 1992 and $58.0 million in 1991. Refinery division capital expenditures were $39.2 million in 1993 compared with $49.2 million in 1992 and $33.4 million in 1991. In addition, $20.6 million, $2.7 million and $17.2 million was spent for maintenance turnaround expenditures in 1993, 1992 and 1991 respectively. The increased spending in the refining division over the past three years has been primarily related to environmental projects. In 1993, projects included Stretford, crude and FCC unit upgrades at the Blue Island refinery while in 1992 projects included the distillate desulfurization project (subsequently delayed), vapor reduction and a new flare at the Hartford refinery. Retail expenditures were $26.5 million, $8.8 million and $23.6 million in 1993, 1992 and 1991 respectively. In 1993 nearly half of retail expenditures were environmental projects related to tanks, lines, vapor recovery and soil remediation. The balance of 1993 retail expenditures included discretionary projects such as store interior remodeling, systems automation and "On The Go" store concept development. Spending declined in 1992 and was limited primarily to environmental projects while a new long-term strategic plan was developed.

  Clark projects 1994 capital expenditures to be approximately $80 million. Another $15 million is expected to be spent on a maintenance turnaround at the Hartford refinery. Estimated refining division capital expenditures of $40 million include $10 million for various environmental projects and $30 million of discretionary spending such as improvements to Hartford's crude and FCC units. Retail division capital expenditures are estimated to be $40 million including $20 million for environmental projects and $20 million for discretionary projects such as the addition of canopies and new dispensers to existing sites, the expansion of store interior selling space and "reimaging" locations under Clark's new logo and updated color scheme. Discretionary spending in each division will be linked to its operating cash flow.

  Over the period 1994 to 1998, Clark has preliminary plans to complete a number of environmental and other regulatory capital expenditure programs. These environmental expenditures comprise two major categories, those that are mandatory in order to comply with regulations pertaining to ground, water and air contamination, and those that are primarily discretionary involving the reformulation of refined fuel for sale into certain defined markets. The total mandatory expenditures for regulatory compliance over the next five years are estimated at approximately $100 million, split evenly between the retail and refining businesses. Costs of potential future regulations cannot be forecast.

  The expenditures required to comply with reformulated fuels regulations are primarily discretionary, subject to market conditions and economic justification. The reformulated fuels programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenated fuel, detergent addition and sulfur content. The regulations regarding these fuel properties apply to different markets in which Clark operates, in certain circumstances at different times of the year.

  Modifications estimated at $10-15 million to produce reformulated gasoline are being considered for the Blue Island refinery. The decision to proceed with such a project will depend on economic justification. A project initiated to produce low sulfur diesel fuel at the Hartford refinery was delayed in 1992 based on internal and third party analyses that indicated an oversupply of low sulfur diesel fuel capacity in Clark's marketplace. These analyses projected relatively narrow price differentials between low and high sulfur diesel products which have thus far been borne out after the initial transition to the low sulfur regulations. However, if price differentials widen sufficiently to justify investment, Clark could install the necessary equipment over a 14 to 16 month period at an estimated additional cost of $40 million. Furthermore, if Clark decided to install equipment necessary to produce reformulated gasoline and control sulfur emissions at Hartford, the gasoil desulfurizer and related equipment are estimated to cost an additional $90-130 million. These estimates have declined from a year ago as Clark has found more cost-effective methods of complying with regulations.

  Clark's net cash flow used in financing activities was $1.1 million in 1993 and $38.7 million in 1992, while $119.1 million was provided in 1991. In 1991 and 1992, long-term debt was retired early and new debt was issued, principally to increase available cash and extend maturities of debt past the period when Clark expected to incur its largest capital expenditure requirements. See Note 8 "Long-Term Debt" to the financial statements. In 1993, Clark entered into several operating leases related to retail store automation equipment, coolers and beverage dispensers, office equipment, refinery lab equipment and a filter press.

  Funds generated from operating activities, together with Clark's existing cash, cash equivalents and marketable investments, are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. Clark's future discretionary or environmentally-mandated spending, or acquisitions may require additional debt or equity capital.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated herein by reference to
Part IV Item 14 (a) 1 and 2. Financial Statements and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of Clark and their respective ages and positions are set forth in the table below.

               NAME           AGE                  POSITION
               ----           ---                  --------
      Peter Munk              66  Chairman of the Board and Director
      Paul D. Melnuk          39  President and Chief Executive Officer;
                                  Chief Operating Officer; Director
      C. William D. Birchall  51  Director
      Brandon K. Barnholt     35  Executive Vice President-Retail Marketing
      Kevin P. Pennington     37  Executive Vice President-Corporate Services
      Eric D. Sigurdson       41  Executive Vice President-Refining
      Patrick F. Heider       33  Secretary

  The Board of Directors of Clark consists of three directors who serve until the next annual meeting of stockholders or until a successor is duly elected. Directors do not receive any compensation for their services as such. Officers of Clark serve at the discretion of the Board of Directors (and in the case of Messrs. Barnholt and Sigurdson, pursuant to employment agreements).

  Peter Munk has served as Chairman of the Board since July 1992, as Chairman of the Board and Chief Executive Officer from August 1990 through July 1992 and as Vice Chairman from November 1988 through August 1990. Mr. Munk has served as a director of the Company since November 1988. Mr. Munk has served as Chairman of the Board of Directors of Horsham since its formation in June 1987 and as Chairman and Chief Executive Officer and a director of Barrick since July 1984.

  Paul D. Melnuk has served as a director since October 1992, as President and Chief Executive Officer since July 1992, as President and Chief Operating Officer from February 1992 through July 1992, as Executive Vice President and Chief Operating Officer from December 1991 through February 1992, as Executive Vice President and Chief Financial Officer from November 1991 through December 1991, as Vice President and Chief Financial Officer from August 1990 through November 1991 and as Vice President from November 1988 through August 1990. Mr. Melnuk has served as President and Chief Operating Officer and as a director of Horsham since March 1992, as Executive Vice President and Chief Financial Officer of Horsham from May 1990 through February 1992 and as Vice President of Horsham from April 1988 through May 1990.

  C. William D. Birchall has been a director of Clark since November 1988. Mr. Birchall has been Chief Financial Officer of Arlington Investments Limited, a private investment holding company located in Nassau, Bahamas, for the last five years. Mr. Birchall has been a director of Barrick since July 1984 and a director of Horsham since 1987.

  Brandon K. Barnholt has served as Executive Vice President-Retail Marketing since December 1993 and Vice President-Retail Marketing from July 1992 through December 1993 and as Managing Director-Retail Marketing from May 1992 through July 1992. Mr. Barnholt previously served as Retail Marketing Manager of Conoco, Inc. from March 1991 through March 1992 and Lubricants Sales Manager from April 1988 through March 1991. During 1990 and 1989, Mr. Barnholt served as President of the Denver Conoco Credit Union.

  Kevin P. Pennington has served as Executive Vice President-Corporate Services since December 1993 and as Vice President-Human Resources from July 1993 through December 1993. Previously Mr. Pennington served as Vice President-Human Resources for the Mercy Health System from April 1991 through July 1993 and as Assistant Vice President-Human Resources at GTE from June 1985 through April 1991.

  Eric D. Sigurdson has served as Executive Vice President-Refining since December 1993, Vice President-Finance and Administration and Chief Financial Officer from October 1992 through December 1993 and as Vice President-Corporate Development from May 1992 to October 1992. Mr. Sigurdson has served as Vice President and Chief Financial Officer since November 1992 and as Vice President of Horsham since January 1992. From September 1989 through January 1992, Mr. Sigurdson served as President of Toronto Dominion Real Estate Inc. and as Director of Mergers & Acquisitions, Toronto Dominion Securities Inc. From April 1988 through September 1989, he served as corporate finance and real estate consultant at Cormax Capital Ltd.

  Patrick F. Heider has served as Secretary since October 1992. Mr. Heider has served as in-house counsel since April 1990. Mr. Heider previously was employed as an associate with the St. Louis law firm of Shepard, Sandberg & Phoenix from April 1988 through April 1990.

  There are no arrangements or understandings between any director or executive officer and any other person pursuant to which such person was elected or appointed as a director or executive officer of Clark. There are no family relationships between any director or executive officer and any other director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the compensation paid to the most highly compensated executive officers of Clark earning in excess of $100,000.

                                                               LONG TERM
                                                              COMPENSATION
                                     ANNUAL COMPENSATION         AWARDS
                                ----------------------------- ------------
NAME AND PRINCIPAL                               OTHER ANNUAL                 ALL OTHER
POSITION                   YEAR  SALARY   BONUS  COMPENSATION  OPTIONS(D)  COMPENSATION(B)
- ------------------         ---- -------- ------- ------------ ------------ ---------------
Paul D. Melnuk(a)          1993 $325,578 $    --    $   --           --        $8,994
 President and Chief       1992  311,731      --        --           --         8,728
  Executive Officer        1991  200,000      --        --           --            --
Brandon K. Barnholt        1993  143,722 100,000        --           --         4,500
 Executive Vice President- 1992   87,781  53,300        --       30,000            --
  Retail Marketing         1991       --      --        --           --            --
Kevin P. Pennington        1993   74,038  56,900        --           --            --
 Executive Vice President- 1992       --      --        --           --            --
  Corporate Services       1991       --      --        --           --            --
Eric D. Sigurdson(a)       1993  199,601 130,000        --           --         6,000
 Executive Vice President- 1992  148,077  50,000    90,000(c)        --            --
  Refining                 1991       --      --        --           --            --

- --------
(a) Mr. Melnuk and Mr. Sigurdson receive compensation from Horsham for their services as President and Chief Operating Officer and Vice President and Chief Financial Officer, respectively, of Horsham.
(b) Represents amounts accrued for the accounts of such individuals under the Clark Refining & Marketing, Inc. Savings Plan.
(c) Payment of equity protection in sale of personal residence.
(d) Number of shares covered by grants which may be exercised as stock options. These shares were granted under the Clark Refining & Marketing Stock Option Plan (the "Option Plan") and are exercisable for Subordinate Voting Shares of Horsham. Mr. Melnuk, Mr. Barnholt, Mr. Pennington and Mr. Sigurdson hold options to acquire Subordinate Voting Shares of Horsham received as compensation from Horsham.

  Compensation of Clark's executive officers is determined by Clark's Board of Directors. Mr. Melnuk, Clark's President and Chief Executive Officer, is a member of Clark's Board of Directors.

OPTION GRANTS IN 1993

  There were no grants of stock options pursuant to Clark's Option Plan during the year ended December 31, 1993, to the executive officers named above. In 1993, Mr. Barnholt, Mr. Pennington and Mr. Sigurdson received options to acquire Subordinate Voting Shares of Horsham from Horsham.

YEAR-END OPTION VALUES

  The following table sets forth information with respect to the number and value of unexercised options to purchase Subordinate Voting Shares of Horsham held by the executive officers named in the Summary Compensation Table at December 31, 1993. None of the named executive officers exercised any stock options during 1993.

                               NUMBER OF UNEXERCISED   VALUE OF UNEXERCISED IN-
                                  OPTIONS HELD AT      THE-MONEY OPTIONS HELD AT
                                 DECEMBER 31, 1993       DECEMBER 31, 1993(A)
                             ------------------------- -------------------------
NAME                         EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
- ----                         ----------- ------------- ----------- -------------
Paul D. Melnuk..............       --           --            --           --
Brandon K. Barnholt.........   10,000       20,000       $74,350     $148,700
Kevin P. Pennington.........       --           --            --           --
Eric D. Sigurdson...........       --           --            --           --

- --------
(a) Based upon the closing price on the New York Stock Exchange--Composite Transactions on December 31, 1993.
(b) Mr. Melnuk, Mr. Barnholt, Mr. Pennington and Mr. Sigurdson hold options to acquire Subordinate Voting Shares of Horsham received as compensation from Horsham.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Compensation of Clark's executive officers is determined by the Board of Directors. Mr. Melnuk, Clark's President and Chief Executive Officer, is a member of the Board of Directors. Other than reimbursement of their expenses, Clark's directors do not receive any compensation for their service as directors.

EMPLOYMENT AGREEMENTS

  Clark has an employment agreement with Mr. Sigurdson which provides for a term of three years commencing January 14, 1992 at a minimum annual salary of $150,000. In addition, Mr. Sigurdson was granted an option to purchase 100,000 shares of Subordinate Voting Shares of Horsham by Horsham which option shall become exercisable as to one-third of the shares on each of the first three anniversary dates of the granting of the option.

  Clark has an employment agreement with Mr. Barnholt which provides for a term of three years commencing May 11, 1992 at a base annual salary of $112,500. In addition, Mr. Barnholt was granted an option to purchase 30,000 shares of Subordinate Voting Shares of Horsham, which option shall become exercisable as to one-third of the shares on each of the first three anniversary dates of the granting of the option.

CLARK REFINING & MARKETING, INC. SAVINGS PLAN

  Clark maintains the Clark Refining & Marketing, Inc. Savings Plan (the "Plan"), a profit sharing plan which permits employee before-tax contributions and provides for employer incentive matching contributions. The Plan was adopted effective January 1, 1989 and as of January 1, 1994 the assets under the related trust that implements and forms a part of the Plan are held in trust by Boatmen's Trust Company. Under the Plan, each employee of Clark and such other related companies as may adopt the Plan, who has attained age 21 (no age requirement effective April 1, 1994) and completed one year of service (six months of service effective April 1, 1994) may become a participant. Participants are permitted to make elective before-tax contributions to the Plan, effected through payroll reduction, from 2% to 12% (15% effective January 1, 1994) of their compensation. Clark makes matching contributions equal to 100% of a participant's elective before-tax contributions up to 6% of compensation (effective April 1, 1994 a 200% match of up to 3% of compensation). Participants are also permitted to make after-tax voluntary contributions through payroll deduction, from 2% to 5% of compensation, which are not matched by employer contributions. All employer contributions are vested at a rate of 20% per year of service, becoming fully vested after five years of service. Participants' vested accounts are distributable upon a participant's disability, death, retirement or separation from service. Subject to certain restrictions, employees may make loans or withdrawals of employee contributions during the term of their employment.

CLARK REFINING & MARKETING, INC. STOCK OPTION PLAN

  In 1991, Clark established a Stock Option Plan (the "Option Plan") under which options to purchase Subordinate Voting Shares of Horsham ("Horsham Shares") could be granted to certain of its non-employee directors and key employees. Under the Option Plan, options were granted for the purpose of attracting and motivating directors, officers and key employees. The Option Plan is administered by a committee of the Board of Directors consisting of two or more directors. Under the terms of the Option Plan, options granted to purchase Horsham Shares were at the market price of the Horsham Shares at the time of grant. In the event that an option holder ceases to be an employee, the holder (or the holder's estate) has three months to exercise the vested options. The maximum number of Horsham Shares authorized for issuance under the Option Plan, as amended, is 600,000.

  As of December 31, 1993, there were 363,737 options outstanding to purchase shares of Horsham at prices ranging from $7.19 to $11.88 per share. The Company, under a trust agreement, held 253,738 Horsham shares at December 31, 1993 to meet obligations under the Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  All of Clark's common stock is owned by R & M Holdings, which is indirectly wholly owned by Horsham. R & M Holdings was formed by Horsham and AOC L.P. to acquire all of the capital stock of Clark and certain other assets. In connection with the Acquisition, AOC L.P., Horsham, R & M Holdings and Clark entered into a shareholder agreement, pursuant to which Horsham purchased 60% of the equity capital of R & M Holdings for $18 million and AOC L.P. purchased the remaining 40% of the equity capital of R & M Holdings for $12 million. AOC L.P. is a Missouri limited partnership, the sole general partner of which is G & N Investments, Inc.

REPURCHASE OF STOCK

  On December 30, 1992, R & M Holdings repurchased from AOC L.P. 34.67 shares of its common stock (approximately 87% of the shares of R & M Holdings common stock owned by AOC L.P.) and the option held by AOC L.P. to acquire common stock described above, for a purchase price of $90 million in cash and the transfer of all of the shares of CMAT, Inc. ("CMAT"), the principal asset of which is a Colorado ski resort. Horsham purchased the remaining 5.33 shares of common stock (approximately 13% of the shares of R & M Holdings common stock owned by AOC L.P.) for a purchase price of $10 million in cash and a warrant to purchase up to 3,000,000 subordinate voting shares of Horsham at an exercise price of $7.625 per share. In addition, a shareholder agreement was terminated. As of December 31, 1993, Peter Munk held approximately 80.9% voting control of Horsham.

  In addition, R & M Holdings and Horsham have agreed to pay to AOC L.P. approximately 89% and 11%, respectively, of the Contingent Payment described below. The Contingent Payment is an amount, which shall not exceed in the aggregate $24 million plus interest at 9% per annum, compounded annually, calculated as a percentage of (i) the net cash flow of Clark for the years 1993, 1994, 1995 and 1996, in excess of specified levels and (ii) the net proceeds from sales, prior to January 1, 1997, of any equity security of R & M Holdings or Clark, or of certain assets of Clark or Clark Pipe Line Company or of certain mergers involving R & M Holdings or Clark, at prices in excess of specified levels. Any Contingent Payments due for 1993 were immaterial.

  The shares of CMAT transferred to AOC L.P. were valued at approximately $9.9 million, following capitalization of certain intercompany debt held by Clark.

  In connection with the foregoing transaction, AOC L.P., its principals and their affiliates, on the one hand and Horsham, R & M Holdings and Clark, on the other hand, delivered a Mutual Release of all claims, known or unknown, of either party against the other. In consideration of such release, Clark paid to AOC L.P. $2.5 million in cash.

  To fund the repurchase of shares of its common stock, R & M Holdings borrowed $90 million pursuant to the Horsham Notes. The Horsham Notes consist of (i) a zero coupon note payable to Horsham issued on December 30, 1992 for a price of $75.0 million and maturing on June 28, 1993 in the face amount of approximately $79.6 million and (ii) a zero coupon note payable to a wholly owned subsidiary of Horsham issued on December 21, 1992 for a price of $15.0 million and maturing on June 19, 1993 in the face amount of approximately $15.9 million. The issue price of each of the Horsham Notes represented a yield to maturity of approximately 11.8%. The Horsham Notes were repaid on February 18, 1993 from the proceeds of a private debt placement by R & M Holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Horsham and Clark have agreements to provide certain management services to each other from time to time. During 1990, Clark arranged interim letter of credit facilities with two banks totaling $125.0 million requiring the guarantee of Horsham. Fees related to this interim financing arrangement and associated guarantee paid to Horsham in 1991 totaled $7.0 million. Clark has established trade credit with various suppliers of its petroleum requirements, occasionally requiring the guarantee of Horsham. Fees related to trade credit guarantees totaled $0.4 million during 1991 and $0.1 million in 1992.

  The business relationships described above and any future business relationships with Horsham will be on terms no less favorable in any respect than those which could be obtained through dealings with third parties.

RELATIONSHIP WITH R & M HOLDINGS

  For Federal income tax purposes, Clark has been a member of the consolidated group of which R & M Holdings is the parent corporation (the "R & M Holdings Group").

  Pursuant to a Tax Sharing Agreement in effect among R & M Holdings and each of its direct and indirect subsidiaries, for any year in which Clark is entitled to file a consolidated Federal income tax return with R & M Holdings, Clark generally is required to pay to R & M Holdings an amount equal to the amount of Federal income tax Clark would have paid had it computed its Federal income tax liability as a separate company in such year and any prior year. If Clark has or would have had an unused tax credit or loss which it could have carried back had it filed separate tax returns for all prior years, R & M Holdings must pay Clark an amount equal to the refund to which Clark would have been entitled. However, if Clark leaves the R & M Holdings Group, the Tax Sharing Agreement will cease to apply to it and it will no longer be entitled to reimbursement for the use of any of its losses, even if those losses result in refunds to the R & M Holdings Group or otherwise reduce the Federal income liability of the R & M Holdings Group, unless R & M Holdings otherwise agrees. Clark also may have to pay an additional amount to R & M Holdings or may be entitled to a payment from R & M Holdings if Clark's separately computed income, losses or credits are adjusted as a result of an audit by the Internal Revenue Service. The principles set forth above with respect to the Federal income taxes also apply to state taxes in those states where a combined income tax return can be filed.

  Holding's address is 8000 South Beech Daly Road, Taylor, Michigan 48180.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The financial statements and schedules filed as a part of this Report on Form 10-K are listed in the accompanying index to financial statements and schedules.

3. EXHIBITS

      EXHIBIT
     NUMBER                               DESCRIPTION
     --------                             -----------
      3.1      Restated Certificate of Incorporation of Clark (Exhibit 3.1
               filed with Clark Registration Statement on Form S-1
               (Registration No. 33-28146))
      3.2      Certificate of Amendment to the Certificate of Incorporation of
               Clark dated September 28, 1990 (Exhibit 3.2 filed with Clark
               Annual Report on Form 10-K for the year ended December 31, 1991
               (Commission File No. 1-11392))
      3.3      By-laws of the Company (Exhibit 3.2 filed with Clark
               Registration Statement on Form S-1 (Registration No. 33-28146))
      4.1      Indenture between Clark and NationsBank of Virginia, N.A.
               (formerly Sovran Bank), N.A. including the form of 10 1/2%
               Senior Notes due 2001 (Exhibit 4.1 filed with Clark Registration
               Statement on Form S-1 (Registration No. 33- 43358))

      EXHIBIT
     NUMBER                               DESCRIPTION
     --------                             -----------
      4.2      Indenture between Clark and NationsBank of Virginia, N.A., including the form of 9 1/2% Senior Notes due 2004 (Exhibit 4.1 filed with Clark Registration Statement on Form S-1
               (Registration No. 33-50748))
     10.1      Clark Refining & Marketing, Inc. Stock Option Plan (Exhibit 10.5
               filed with Clark Registration Statement on Form S-1
               (Registration No. 33-43358))
     10.2      Clark Refining & Marketing, Inc. Savings Plan, as amended and restated effective as of October 1, 1989 (Exhibit 10.6 filed with Clark Annual Report on Form 10-K for the year ended
               December 31, 1989 (Commission File No. 1-11392))
     10.3      Employment Agreement of Brandon K. Barnholt (Exhibit 10.13 filed with Clark Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1992 (Commission File No. 1-11392))
     10.4      Employment Agreement of Eric D. Sigurdson (Exhibit 10.12 filed with Clark Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1992 (Commission File No.
               1-11392))
     10.5      Amended and Restated Credit Agreement, dated as of February 10,
               1993, between Clark, the Banks listed therein, Bankers Trust
               Company, as Issuing Bank, The Toronto-Dominion Bank, as Co-Agent
               and BT Commercial Corporation, as Agent (Exhibit 10.9 filed with
               Clark Annual Report on Form 10-K for the year ended December 31,
               1992 (Commission File No. 1-11392))
     10.6      First Amendment, dated as of January 26, 1994, to Credit
               Agreement between the Company, the Banks listed therein,
               Banker's Trust Company as Issuing Bank, the Toronto-Dominion
               Bank, as Co-Agent and BT Commercial Corporation, as Agent.
     12.1      Computation of Ratio of Earnings to Fixed Charges

(B) REPORTS ON FORM 8-K

  Registrant filed a Form 8-K dated October 1, 1993 disclosing change of corporate name and trademark.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGE
                                                                           ----
Clark Refining & Marketing, Inc.:
  Annual Financial Statements
    Report of Independent Accountants.....................................  30
    Balance Sheets as of December 31, 1993 and 1992.......................  31
    Statements of Earnings for the years ended December 31, 1993, 1992 and
     1991.................................................................  32
    Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991.............................................................  33
    Statement of Stockholder's Equity for the years ended December 31,
     1993, 1992 and 1991..................................................  34
    Notes to Financial Statements.........................................  35
Clark Refining & Marketing, Inc.:
  Schedules
    Report of Independent Accountants.....................................  43
    I--Marketable Securities--Other Investments...........................  44
    V--Property, Plant, & Equipment.......................................  45
    VI--Accumulated Depreciation of Property, Plant & Equipment...........  46
    X--Supplementary Earnings Statement Information.......................  47

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Clark Refining & Marketing, Inc.:

  We have audited the accompanying balance sheets of Clark Refining & Marketing, Inc. (formerly Clark Oil & Refining Corporation) (a Delaware corporation and wholly owned subsidiary of Clark R & M Holdings, Inc.) as of December 31, 1993 and 1992 and the related statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clark Refining & Marketing, Inc. as of December 31, 1993 and 1992 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

  As discussed in notes 12 and 13 to the financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions and its method of accounting for income taxes.

                                          Coopers & Lybrand

St. Louis, Missouri,
January 28, 1994

                        CLARK REFINING & MARKETING, INC.

                                 BALANCE SHEETS

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                            REFERENCE DECEMBER 31, DECEMBER 31,
                  ASSETS                      NOTE        1993         1992
                  ------                    --------- ------------ ------------
Current Assets:
  Cash and cash equivalents................             $ 60,771     $ 18,643
  Short-term investments...................     3        133,752      187,487
  Accounts receivable......................               58,103       52,150
  Inventories..............................   2, 4       147,961      151,083
  Prepaid expenses and other...............               15,573       23,178
                                                        --------     --------
    Total current assets...................              416,160      432,541
Property, Plant and Equipment..............   2, 5       360,945      320,870
Other Assets...............................   2, 6        34,349       34,384
                                                        --------     --------
                                                        $811,454     $787,795
                                                        ========     ========
   LIABILITIES AND STOCKHOLDER'S EQUITY
   ------------------------------------
Current Liabilities:
  Accounts payable.........................     7       $138,321     $107,211
  Accrued expenses and other...............     8         43,151       45,902
  Accrued taxes other than income..........               30,860       34,370
                                                        --------     --------
    Total current liabilities..............              212,332      187,483
Long-Term Debt.............................  3, 8, 9     401,038      401,514
Deferred Taxes.............................   2, 13       35,248       44,593
Liability for Postretirement Benefits......    12         16,858           --
Contingencies..............................    14             --           --
Stockholder's Equity:
  Common stock ($.01 par value per share;
   1,000 shares authorized and 100 shares
   issued and outstanding)
  Paid-in capital..........................               30,000       30,000
  Retained earnings........................     7        115,978      124,205
                                                        --------     --------
    Total stockholder's equity.............              145,978      154,205
                                                        --------     --------
                                                        $811,454     $787,795
                                                        ========     ========

        The accompanying notes are an integral part of these statements.

                        CLARK REFINING & MARKETING, INC.

                             STATEMENTS OF EARNINGS

                             (DOLLARS IN THOUSANDS)

                                             FOR THE YEAR ENDED DECEMBER 31,
                                   REFERENCE ----------------------------------
                                     NOTE       1993        1992        1991
                                   --------- ----------  ----------  ----------
Net Sales and Operating Revenues.            $2,263,410  $2,252,964  $2,426,059
Expenses:
  Cost of sales..................            (1,936,563) (1,952,360) (2,092,738)
  Operating expenses.............              (218,087)   (224,368)   (199,686)
  General and administrative ex-
   penses........................               (27,533)    (31,164)    (20,758)
  Depreciation...................      2        (23,402)    (21,122)    (19,263)
  Amortization...................    2, 6       (11,907)     (9,290)     (7,131)
  Inventory write-down to market.      4        (26,500)         --          --
                                             ----------  ----------  ----------
                                             (2,243,992) (2,238,304) (2,339,576)
                                             ----------  ----------  ----------
Operating Income.................                19,418      14,660      86,483
  Interest and financing costs,
   net...........................      8        (29,933)    (26,373)    (27,196)
  Other income...................     11         11,370      14,662          --
                                             ----------  ----------  ----------
Earnings Before Income Taxes, Ex-
 traordinary Item and Cumulative
 Effect of Change in Accounting
 Principle.......................                   855       2,949      59,287
  Income tax (provision) benefit.    2, 13          513         344     (21,972)
                                             ----------  ----------  ----------
Earnings Before Extraordinary
 Item and Change in Accounting
 Principle.......................                 1,368       3,293      37,315
  Extinguishment of debt (net of
   taxes of $7,192)..............      8             --     (11,538)         --
  Cumulative effect of change in
   accounting principle (net of
   taxes of $5,992)..............     12         (9,595)         --          --
                                             ----------  ----------  ----------
Net Earnings (Loss)..............            $   (8,227) $   (8,245) $   37,315
                                             ==========  ==========  ==========


        The accompanying notes are an integral part of these statements.

                        CLARK REFINING & MARKETING, INC.
                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                FOR THE YEAR ENDED DECEMBER
                                                            31,
                                               -------------------------------
                                                 1993       1992       1991
                                               ---------  ---------  ---------
Cash Flows from Operating Activities:
  Net earnings (loss)......................... $  (8,227) $  (8,245) $  37,315
  Extraordinary item..........................        --     11,538         --
  Cumulative effect of change in accounting
   principle..................................     9,595         --         --
  Adjustments:
    Depreciation..............................    23,402     21,122     19,263
    Amortization..............................    13,025     12,217     13,126
    Share of earnings of affiliates, net of
     dividends................................       197        182      1,254
    Deferred taxes............................    (3,536)       267     19,124
    Inventory write-down to market............    26,500         --         --
    Other.....................................     1,271       (206)      (156)
  Cash provided by (reinvested in) working
   capital--
    Accounts receivable, prepaid expenses and
     other....................................     2,328     13,171    (32,692)
    Inventories...............................   (23,378)   (31,334)    (9,094)
    Accounts payable, accrued expenses, taxes
     other than income, and other.............    22,288     20,418     (4,200)
                                               ---------  ---------  ---------
      Net cash provided by operating activi-
       ties...................................    63,465     39,130     43,940
                                               ---------  ---------  ---------
Cash Flows from Investing Activities:
  Purchases of short-term investments.........  (114,534)  (987,883)  (202,306)
  Sales of short-term investments.............   168,470  1,027,053         --
  Expenditures for property, plant and equip-
   ment.......................................   (67,938)   (59,518)   (58,042)
  Expenditures for turnaround.................   (20,577)    (2,729)   (17,237)
  Payment received on CMAT, Inc. note.........    10,000         --         --
  Proceeds from disposals of property, plant
   and equipment..............................     4,582        995      5,129
  Other investing activity....................      (201)    (5,006)        --
                                               ---------  ---------  ---------
      Net cash used in investing activities...   (20,198)   (27,088)  (272,456)
                                               ---------  ---------  ---------
Cash Flows from Financing Activities:
  Proceeds from issuance of long-term debt....        --    175,000    225,000
  Long-term debt payments.....................      (775)  (207,396)  (100,288)
  Deferred financing costs....................      (663)    (6,458)    (5,591)
  Other.......................................       299        135         --
                                               ---------  ---------  ---------
      Net cash provided by (used in) financing
       activities.............................    (1,139)   (38,719)   119,121
                                               ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents..................................    42,128    (26,677)  (109,395)
Cash and Cash Equivalents, beginning of peri-
 od...........................................    18,643     45,320    154,715
                                               ---------  ---------  ---------
Cash and Cash Equivalents, end of period...... $  60,771  $  18,643  $  45,320
                                               =========  =========  =========

        The accompanying notes are an integral part of these statements.

                        CLARK REFINING & MARKETING, INC.

                       STATEMENT OF STOCKHOLDER'S EQUITY

                               DECEMBER 31, 1993

                             (DOLLARS IN THOUSANDS)

                                             COMMON PAID-IN RETAINED
                                             STOCK  CAPITAL EARNINGS   TOTAL
                                             ------ ------- --------  --------
Balance--December 31, 1990
  As previously reported....................  $ --  $30,000 $109,522  $139,522
  Cumulative effect of change in accounting
  principle.................................    --       --   (4,204)   (4,204)
                                              ----  ------- --------  --------
Balance--December 31, 1990 as restated......    --   30,000  105,318   135,318
  Net Earnings..............................    --       --   37,315    37,315
                                              ----  ------- --------  --------
Balance--December 31, 1991..................    --   30,000  142,633   172,633
  Net Loss..................................    --       --   (8,245)   (8,245)
  Dividend Paid ............................    --       --  (10,183)  (10,183)
                                              ----  ------- --------  --------
Balance--December 31, 1992..................    --   30,000  124,205   154,205
  Net Loss..................................    --       --   (8,227)   (8,227)
                                              ----  ------- --------  --------
Balance--December 31, 1993..................  $ --  $30,000 $115,978  $145,978
                                              ====  ======= ========  ========




        The accompanying notes are an integral part of these statements.

                        CLARK REFINING & MARKETING, INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991

              (TABULAR DOLLAR AMOUNTS IN THOUSANDS OF US DOLLARS)

1. GENERAL

  Clark Refining & Marketing, Inc., formerly Clark Oil & Refining Corporation, a Delaware corporation ("Clark") was organized in 1988 for the purpose of acquiring the principal assets of OC Oil & Refining Corporation (formerly Clark Oil & Refining Corporation, a Wisconsin Corporation) ("Old Clark"), a wholly-owned subsidiary of Apex Oil Company, Inc. (formerly Apex Oil Company) ("Apex") and certain other assets of Apex. Clark is wholly-owned by Clark R & M Holdings, Inc., a Delaware corporation ("R & M Holdings"), and R & M Holdings is indirectly, wholly-owned by The Horsham Corporation, a Quebec corporation ("Horsham"). During December 1992, the 40% ownership interest of R & M Holdings that was held by AOC Limited Partnership, a Missouri limited partnership and affiliate of Apex ("AOC, LP"), was acquired by R & M Holdings and Horsham.

  Clark's principal operations include crude oil refining, wholesale and retail marketing of refined petroleum products and the retail marketing of convenience store items in the Central United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Cash and Cash Equivalents; Short-term Investments

  Clark considers all highly liquid investments, such as time deposits, money market instruments, commercial paper and United States and foreign government securities, purchased within three months of maturity, to be cash equivalents. Short-term investments consist of similar investments, as well as United States government security funds, maturing more than three months from date of purchase and are carried at the lower of cost or market. Clark invests only in AA rated or better fixed income marketable securities or the short-term rated equivalent.

 Inventories

  Inventories are stated at the lower of cost, predominantly using the last-in, first-out "LIFO" method, adjusted for realized hedging gains or losses on petroleum products, or market on an aggregate basis. To limit risk related to price fluctuations, Clark purchases and sells crude oil and refined products futures contracts as hedges of its production requirements and physical inventories. Gains and losses on futures contracts are recognized in earnings as a product cost component and as an adjustment to the carrying amount of petroleum inventories and are reflected when such inventories are consumed or sold.

 Property, Plant and Equipment

  Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets or group of assets. The cost of buildings and marketing facilities on leased land and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Clark capitalizes the interest cost associated with major construction projects based on the effective interest rate on aggregate borrowings.

  Expenditures for maintenance and repairs are expensed. Major replacements and additions are capitalized. Gains and losses on assets depreciated on an individual basis are included in current income. Upon disposal of assets depreciated on a group basis, unless unusual in nature or amount, residual cost less salvage is charged against accumulated depreciation.

                        CLARK REFINING & MARKETING, INC.

 Environmental Costs

  Environmental expenditures are expensed or capitalized depending upon their future economic benefit. Costs which improve a property as compared with the condition of the property when originally constructed or acquired and costs which prevent future environmental contamination are capitalized. Costs which return a property to its condition at the time of acquisition are expensed.

 Deferred Turnaround and Financing Costs

  A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and occurs approximately every three years. Turnaround costs, which are included in "Other assets", are amortized over three years beginning the month following completion.

  Financing costs related to obtaining or refinancing of debt are deferred and amortized over the expected life of the debt.

 Income Taxes

  Clark files a consolidated US federal income tax return with R & M Holdings but computes its provision on a separate company basis. On January 1, 1993, Clark adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") (see Note 13, "Income Taxes").

  Deferred taxes are classified as current and included in prepaid or accrued expenses or noncurrent depending on the classification of the assets and liabilities to which the temporary differences relate. Deferred taxes arising from temporary differences that are not related to a specific asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

 Employee Benefit Plans

  The Clark Refining & Marketing, Inc. Savings Plan and separate Trust (the "Plan"), a defined contribution plan covers substantially all employees of Clark. Under terms of the Plan, Clark matches the amount of employee contributions, subject to specified limits. Contributions to the Plan during 1993 were $2.7 million (1992--$2.7 million; 1991--$2.7 million).

  Clark provides certain benefits for retirees once they have reached specified years of service. These benefits include health insurance in excess of social security and an employee paid deductible amount, and life insurance equal to one and one-half times the employee's annual salary. On January 1, 1993, Clark adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") which changed the method of accounting for such benefits from a cash to an accrual basis (see Note 12, "Postretirement Benefits Other Than Pensions").

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value of Clark's financial instruments as of December 31, 1993 was as follows:

                                                              CARRYING   FAIR
                                                               AMOUNT   VALUE
                                                              -------- --------
      Short-term investments................................. $133,752 $134,000
      Long-term debt.........................................  401,038  423,000

  The estimated fair value amounts were determined using quoted market prices for the same or similar issues.

                        CLARK REFINING & MARKETING, INC.

  The Financial Accounting Standards Board has issued SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The standard generally replaces the historical cost accounting approach to debt securities with one based on fair value. All affected debt and equity securities must be classified as held-to-maturity, trading, or available-for-sale. Classification is critical as it effects the carrying amount of the security, as well as the timing of gain or loss recognition. Clark will adopt this standard beginning January 1, 1994 and expects most securities to be classified as available-for-sale with no material impact on the carrying values of the securities or earnings.

4. INVENTORIES

  The carrying value of inventories consisted of the following:

                                                               1993      1992
                                                             --------  --------
      Crude oil............................................. $ 53,860  $ 46,120
      Refined and blendstocks...............................  102,604    89,064
      Convenience products..................................   12,044    10,480
      Warehouse stock and other.............................    5,953     5,419
      Inventory write-down to market........................  (26,500)       --
                                                             --------  --------
                                                             $147,961  $151,083
                                                             ========  ========

  Inventories at December 31, 1993 were written down to market value which was $26.5 million lower than LIFO cost. The market value of inventories at December 31, 1992, was approximately $13.2 million higher than the carrying value.

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following:

                                                               1993      1992
                                                             --------  --------
      Land.................................................. $ 17,206  $ 17,916
      Refineries............................................  255,218   217,829
      Retail stores.........................................  132,542   111,044
      Product terminals and pipelines.......................   40,731    38,780
      Other.................................................    9,677     8,004
                                                             --------  --------
                                                              455,374   393,573
      Accumulated depreciation and amortization.............  (94,429)  (72,703)
                                                             --------  --------
                                                             $360,945  $320,870
                                                             ========  ========

  At December 31, 1993, property, plant & equipment included $48.2 million (1992--$57.1 million) of construction in progress.

6. OTHER ASSETS

  Other assets consisted of the following:

                                                                 1993    1992
                                                                ------- -------
      Deferred financing costs................................. $ 8,287 $ 8,799
      Deferred turnaround costs................................  19,324  10,591
      Notes receivable.........................................   2,161   9,897
      Investment in non-consolidated affiliates................   4,410   4,607
      Other....................................................     167     490
                                                                ------- -------
                                                                $34,349 $34,384
                                                                ======= =======

                        CLARK REFINING & MARKETING, INC.

  Amortization of deferred financing costs for the year ended December 31, 1993, was $1.2 million (1992--$2.9 million; 1991--$6.0 million). Amortization of turnaround costs during 1993 totaled $11.8 million (1992--$9.2 million; 1991--$7.0 million).

7. WORKING CAPITAL FACILITY

  Clark has in place a working capital facility which provides a revolving line of credit for cash borrowings and for the issuance of letters of credit primarily for securing purchases of crude oil, other feedstocks and refined products. The facility is for $100 million and expires December 31, 1994. There are restrictive limitations on inventory positions, and certain financial ratios are required to be maintained, including a net worth requirement of at least $130.0 million in 1993 and $140.0 million effective January 1, 1994. At December 31, 1993, $51.5 million (1992--$57.4 million) of the line of credit was utilized for letters of credit, of which $8.7 million (1992--$31.8 million) supports commitments for future deliveries of petroleum products. There were no direct borrowings outstanding under the facility at December 31, 1993 or 1992.

8. LONG-TERM DEBT

                                                                1993     1992
                                                              -------- --------
      10 1/2% Senior Notes due December 1, 2001
       ("10 1/2% Senior Notes").............................. $225,000 $225,000
      9 1/2% Senior Notes due September 15, 2004
       ("9 1/2% Senior Notes")...............................  175,000  175,000
      Obligations under capital leases and other notes.......    1,355    1,753
                                                              -------- --------
                                                               401,355  401,753
          Less current portion...............................      317      239
                                                              -------- --------
                                                              $401,038 $401,514
                                                              ======== ========

  The 9 1/2% and 10 1/2% Senior Notes were issued in September 1992 and December 1991, respectively and are both unsecured. The 9 1/2% Senior Notes and 10 1/2% Senior Notes are redeemable by Clark beginning September 1997 and December 1996, respectively at a redemption price which starts at 105% and decreases to 100% of principal two years later. The indentures for the Notes contain certain restrictive covenants including limitations on the payment of dividends, the payment of amounts to related parties, the level of debt, change in control and incurrence of liens. In addition, Clark must maintain a minimum net worth of $100 million.

  The scheduled maturities of long-term debt during the next five years are (in thousands): 1994--$317 (included in "Accrued expenses and other"); 1995--$106; 1996--$99; 1997--$82; 1998--$121; 1999 and thereafter $400,630.

 Interest and financing costs

  Interest and financing costs, net consisted of the following:

                                                     1993      1992      1991
                                                    -------  --------  --------
      Interest expense............................. $40,479  $ 45,736  $ 34,509
      Financing costs..............................   1,593     3,541     7,072
      Interest income..............................  (9,363)  (17,796)  (12,264)
                                                    -------  --------  --------
                                                     32,709    31,481    29,317
      Capitalized interest.........................  (2,776)   (5,108)   (2,121)
                                                    -------  --------  --------
          Interest and financing costs, net........ $29,933  $ 26,373  $ 27,196
                                                    =======  ========  ========

                        CLARK REFINING & MARKETING, INC.

  Cash paid for interest in 1993 was $40.1 million (1992--$52.1 million; 1991-- $35.1 million).

  Interest income in 1993 includes $0.2 million (1992--$2.0 million; 1991-- $(0.2) million) from CMAT (see Note 10 "Related Party Transactions").

  Accrued interest payable at December 31, 1993, of $6.9 million (1992--$6.7 million) is included in "Accrued expenses and other".

 Early Extinguishment of Debt

  In 1992 Clark repurchased $95.9 million of its First Mortgage Notes on the open market for $103.0 million and redeemed the remaining $104.1 million at 106% of principal amount, or $110.4 million. Available cash was used to extinguish the debt. The costs of the early extinguishment of debt of $11.5 million (net of taxes of $7.2 million) included the premium amount, deferred financing costs, and defeasance-related interest expense.

9. LEASE COMMITMENTS

  Clark leases premises and equipment under lease arrangements, many of which are non-cancelable. Clark leases store property and equipment with lease terms extending to 2013, some of which have escalation clauses based on a set amount or increases in the Consumer Price Index. Clark also has operating lease agreements for certain pieces of equipment at the refineries, retail stores, and the general office. These lease terms range from 3 to 9 years with the option to purchase the equipment at the end of the lease term at fair market value. The leases generally provide that Clark pay taxes, insurance, and maintenance expenses related to the leased assets. At December 31, 1993, future minimum lease payments under capital leases and non-cancelable operating leases were as follows (in millions): 1994--$4.9; 1995--$4.2; 1996--$4.0; 1997--$1.6;
1998--$1.6 and $4.6 thereafter. Rental expense during 1993 was $3.4 million (1992--$3.7 million; 1991--$3.4 million).

10. RELATED PARTY TRANSACTIONS

  Transactions of significance with related parties not disclosed elsewhere in the footnotes are detailed below:

 Apex Oil Company, Inc. and Subsidiaries

  Clark had various agreements with Apex related to the sale of products (slurry oil, vacuum tower bottoms, asphalt) produced by the refineries. These agreements were terminated or expired in 1992 or 1991. The purchase and sale of products and services between the parties were made at market terms and prices. During 1992, Clark purchased $1.6 million (1991--$51.0 million) of its crude oil and other petroleum requirements from Apex and sold $0.7 million (1991-- $119.6 million) of refined product to Apex. There were no purchases from or sales to Apex in 1993.

 Clark Executive Trust

  Clark established a deferred compensation plan called the Clark Refining & Marketing, Inc. Corporation Stock Option Plan (the "Stock Option Plan") which became effective May 1, 1991. Under the Stock Option Plan, as amended, options to purchase up to 600,000 subordinate voting shares of Horsham could be granted to certain employees and non-employee directors. Exercise prices reflect the market value of Horsham stock on the date of issuance. As of December 31, 1993, there were 363,737 options outstanding to purchase shares of Horsham at prices ranging from $7.19 to $11.88 per share. The trust held 253,738 Horsham shares at December 31, 1993.

                        CLARK REFINING & MARKETING, INC.

 CMAT, Inc.

  On December 30, 1992 the stock of CMAT Inc. ("CMAT") was transferred to an affiliate of Apex as part of the consideration for the acquisition by R & M Holdings for most of R & M Holdings' shares held by AOC, LP, an affiliate of Apex. As part of this transaction, Clark held a $10.0 million note due from CMAT December 31, 1997. This note was paid in full in early 1993.

11. OTHER INCOME

  Other income consisted of the following:

                                                             1993    1992   1991
                                                            ------- ------- ----
      Drexel litigation.................................... $ 8,468 $ 5,530 $--
      Apex litigation......................................      --   9,132  --
      Sale of "non-core" retail stores.....................   2,902      --  --
                                                            ------- ------- ---
                                                            $11,370 $14,662 $--
                                                            ======= ======= ===

 Litigation Settlements

  In 1993 and 1992, Clark settled litigation and recovered all previous losses incurred relating to a line of credit with a lending syndicate (led by Drexel Trade Finance) that had filed bankruptcy in 1990. Also in 1992, Clark settled litigation against Apex related to a dispute arising out of the November 1988 acquisition of Clark's assets from Apex.

 Retail Stores

  In June 1993, Clark sold 21 "non-core" retail stores in Kentucky and Minnesota, which resulted in the recognition of other income of $2.9 million.

12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  On January 1, 1993, Clark adopted SFAS 106. This standard requires that Clark accrue the actuarially determined costs of postretirement benefits during the employees' active service periods. Previously, Clark had accounted for these benefits on a "pay as you go" basis, recognizing an expense when an obligation was paid. The cost of such benefits in 1992 and 1991 was not significant and these years have not been restated. In accordance with SFAS 106, Clark elected to recognize the cumulative liability, a non-cash "Transition Obligation" of $9.6 million, net of the tax benefit of $6.0 million, as of January 1, 1993. The current year effect of adopting SFAS 106 was $1.9 million ($1.2 million, net of taxes).

  The following table sets forth the unfunded status for the post retirement health and life insurance plans as of December 31, 1993:

      Accumulated postretirement benefit obligation:
        Retirees..................................................... $10,536
        Fully eligible plan participants.............................   1,189
        Other plan participants......................................   6,465
                                                                      -------
          Total......................................................  18,190
      Accrued postretirement benefit cost............................      --
      Less: Plan assets at fair value................................      --
      Less: Unrecognized net loss....................................  (1,332)
                                                                      -------
        Accrued postretirement benefit liability..................... $16,858
                                                                      =======
      The components of net periodic postretirement benefit costs were as follows:
        Service Costs................................................ $   620
        Interest Costs...............................................   1,270
                                                                      -------
          Net periodic postretirement benefit cost................... $ 1,890
                                                                      =======

                        CLARK REFINING & MARKETING, INC.

  A discount rate of 7.25% was assumed as well as a 4.5% rate of increase in the compensation level. For measuring the expected postretirement benefit obligation, the health care cost trend rate ranged from 9.8% to 14.0% in 1993, grading down to an ultimate rate in 2001 of 5.25%. The effect of increasing the average health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation, as of December 31, 1993, by $2.2 million and increase the annual aggregate service and interest costs by $0.3 million.

13. INCOME TAXES

  On January 1, 1993, Clark adopted SFAS 109 retroactive to January 1, 1991. The adoption of this standard changes the method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, Clark deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

  The 1992 and 1991 financial statements have been restated to give retroactive effect to the adoption of SFAS 109. As a result of the restatement, deferred income tax liabilities have increased and retained earnings has decreased at December 31, 1992 and 1991 by $8.4 million and $5.2 million, respectively. Before retroactive application of SFAS 109, the 1992 net loss was $5.1 million and the 1991 net income was $38.3 million. The respective effect of the retroactive application of SFAS 109 on these years' earnings was a $3.1 million and $1.0 million increase in the tax provision, resulting in a net loss for 1992 of $8.2 million and net earnings for 1993 of $37.3 million.

  The income tax provision (benefit) including the impact of the accounting change in 1993 and the extraordinary item in 1992 is summarized as follows:

                                                     1993      1992     1991
                                                   --------  --------  -------
      Earnings (loss) before provision for income
       taxes...................................... $(14,732) $(15,781) $59,287
                                                   ========  ========  =======
      Current provision (benefit)--Federal........ $  1,204  $ (5,796) $ 1,360
      --State.....................................    1,819    (2,007)   1,488
                                                   --------  --------  -------
                                                      3,023    (7,803)   2,848
                                                   --------  --------  -------
      Deferred provision (benefit)--Federal.......   (6,866)     (697)  16,740
      --State.....................................   (2,662)      964    2,384
                                                   --------  --------  -------
                                                     (9,528)      267   19,124
                                                   --------  --------  -------
                                                   $ (6,505) $ (7,536) $21,972
                                                   ========  ========  =======

  A reconciliation between the income tax provision computed on pretax income at the statutory federal rate and the actual provision for income taxes is as follows:

                                                       1993     1992     1991
                                                      -------  -------  -------
      Federal taxes computed at 34%.................. $(5,009) $(5,366) $20,158
      State income taxes, net of federal benefits....    (556)    (689)   2,556
      Nontaxable dividend income.....................  (1,276)  (1,208)  (1,322)
      Other items, net...............................     336     (273)     580
                                                      -------  -------  -------
          Income tax provision (benefit)............. $(6,505) $(7,536) $21,972
                                                      =======  =======  =======

                        CLARK REFINING & MARKETING, INC.

  The following represents the approximate tax effect of each significant temporary difference giving rise to deferred tax liabilities and assets.

                                                                 1993    1992
                                                                ------- -------
      Deferred tax liabilities:
        Property, plant and equipment.......................... $52,590 $42,183
        Other..................................................  11,667  23,978
                                                                ------- -------
                                                                 64,257  66,161
                                                                ------- -------
      Deferred tax assets:
        Alternative minimum tax credit.........................  14,286   9,458
        Other..................................................  21,186  18,391
                                                                ------- -------
                                                                 35,472  27,849
                                                                ------- -------
      Net deferred tax liability...............................  28,785  38,312
      Current portion--included in "Prepaid expenses and oth-
       er".....................................................   6,463   6,281
                                                                ------- -------
        Deferred taxes......................................... $35,248 $44,593
                                                                ======= =======

  As of December 31, 1993, Clark has made payments of $14.3 million under the Federal alternative minimum tax system which are available to reduce future regular income tax payments. Net cash tax refunds of $6.6 million were received during 1993. Net cash paid for income taxes in 1992 was $2.2 million and $3.2 million in 1991.

  Federal income taxes payable at December 31, 1993, of $2.7 million (1992-- $5.9 million receivable) are due to R & M Holdings, an affiliate, in accordance with a tax-sharing agreement between Clark and R & M Holdings and are included in "Accounts payable".

14. CONTINGENCIES

  Forty-one civil suits by residents of Hartford, Illinois have been filed against Clark in Madison County Illinois, alleging damage from ground water contamination. The relief sought in each of these cases is an unspecified dollar amount. The litigation proceedings are in the initial stages. Discovery, which could be lengthy and complex, is only just beginning. Clark moved to dismiss thirty-four cases filed in December 1991 on the ground that Clark is not liable for alleged activity of Old Clark. On September 4, 1992, the trial court granted Clark's motions to dismiss. The plaintiffs were given leave to re-file their complaints but based only on alleged activity of Clark occurring since November 8, 1988, the date on which the bankruptcy court with jurisdiction over Old Clark's bankruptcy proceedings issued its "free and clear" order. In November 1992, the plaintiffs filed thirty-three amended complaints. In addition, one new complaint involving nine plaintiffs was filed. It is too early to predict whether any of these cases will go to trial on the merits and if so, what the risk of exposure to Clark would be at trial. It is also not possible to determine whether or to what extent Clark will have any liability to other individuals arising from the ground water contamination.

  Clark is subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters. While it is not possible at this time to establish the ultimate amount of liability with respect to such contingent liabilities, Clark is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on its financial position.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Clark Refining & Marketing, Inc.:

  Our report on the financial statements of Clark Refining & Marketing, Inc. (formerly Clark Oil & Refining Corporation) is included on page 30 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedules as of and for the years ended December 31, 1993, 1992 and 1991 listed in Part IV, Item 14(a)(2) of this Form 10-K.

  In our opinion, these financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand

St. Louis, Missouri,
January 28, 1994

                        CLARK REFINING & MARKETING, INC.

              SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS

                             (DOLLARS IN THOUSANDS)

                                                                       MARKET       AMOUNT AT
                                                                      VALUE OF     WHICH EACH
                                                 NO. OF                 EACH   PORTFOLIO OF EQUITY
                                                SHARES OR             ISSUE AT SECURITY ISSUES AND
                                             UNITS/PRINCIPAL COST OF  BALANCE  EACH OTHER SECURITY
    NAME OF ISSUER/                          AMOUNT OF BONDS   EACH    SHEET   ISSUE IS CARRIED IN
  TITLE OF EACH ISSUE    TERM    RATE (%)       AND NOTES     ISSUE     DATE    THE BALANCE SHEET
  -------------------    ----- ------------  --------------- -------- -------- -------------------
Year ended December 31,
 1993
  United States Govern-
   ment and its agen-
   cies:
    Treasury Notes...... 11/98 4.625-11.125%    $ 50,215     $ 53,038 $ 52,689      $ 52,646
    Mortgage Backed..... 11/07 5.500-7.500%       17,472       17,838   13,415        12,949
                                                --------     -------- --------      --------
                                                $ 67,687     $ 70,876 $ 66,104      $ 65,595
                                                --------     -------- --------      --------
  Corporate issues:
    Overland Express
     Funds, Inc.--
     Variable Rate Gov-
      ernment Fund......                        $ 52,964     $ 52,964 $ 52,561      $ 52,964
    Paine Webber--
     Short term Gov-
      ernment Fund......                           2,542        2,542    2,522         2,542
    Barclay's Bank
     Corp............... 12/97    9.125%           3,000        3,466    3,428         3,446
    Chevron Canada...... 04/98    5.600%           1,000        1,013    1,013         1,013
    Mobil Corp.......... 10/95    6.750%           1,000        1,051    1,038         1,030
    Exxon Capital Corp.. 08/97    7.875%           1,000        1,068    1,090         1,052
    Upjohn.............. 12/97    6.430%           1,000          997    1,041           998
    New England
     Telephone.......... 12/97    6.250%           1,000          989    1,034           991
    IBM................. 11/97    6.375%           1,000          998    1,032           999
    Procter & Gamble
     Co................. 03/95    6.250%           2,000        2,061    2,049         2,040
    Duke Power Co....... 04/99    7.500%           1,000        1,083    1,072         1,082
                                                --------     -------- --------      --------
                                                $ 67,506     $ 68,232 $ 67,880      $ 68,157
                                                --------     -------- --------      --------
                                                --------     -------- --------      --------
                                                $135,193     $139,108 $133,984      $133,752
                                                ========     ======== ========      ========

                        CLARK REFINING & MARKETING, INC.

                  SCHEDULE V--PROPERTY, PLANT & EQUIPMENT (A)

                             (DOLLARS IN THOUSANDS)

                                       BALANCE                          BALANCE
                                         AT                              AT END
                                      BEGINNING ADDITION                   OF
CLASSIFICATION                        OF PERIOD AT COST  DEDUCTIONS (B)  PERIOD
- --------------                        --------- -------- -------------- --------
Year ended December 31, 1991:
  Land............................... $ 17,869  $    81     $   (76)    $ 17,874
  Refineries.........................  144,371   26,505         (23)     170,853
  Retail stores......................   80,351   23,505        (693)     103,163
  Pipelines and storage terminals....   29,744    6,898         (14)      36,628
  Other..............................    7,536    1,053         (69)       8,520
                                      --------  -------     -------     --------
    Total............................ $279,871  $58,042     $  (875)    $337,038
                                      ========  =======     =======     ========
Year ended December 31, 1992:
  Land............................... $ 17,874  $   124     $   (82)    $ 17,916
  Refineries.........................  170,853   46,991         (15)     217,829
  Retail stores......................  103,163    8,770        (889)     111,044
  Pipelines and storage terminals....   36,628    2,164         (12)      38,780
  Other..............................    8,520    1,469      (1,985)       8,004
                                      --------  -------     -------     --------
    Total............................ $337,038  $59,518     $(2,983)    $393,573
                                      ========  =======     =======     ========
Year ended December 31, 1993:
  Land............................... $ 17,916  $     9     $  (719)    $ 17,206
  Refineries.........................  217,829   37,317          72      255,218
  Retail stores......................  111,044   26,494      (4,996)     132,542
  Pipelines and storage terminals....   38,780    1,858          93       40,731
  Other..............................    8,004    2,260        (587)       9,677
                                      --------  -------     -------     --------
    Total............................ $393,573  $67,938     $(6,137)    $455,374
                                      ========  =======     =======     ========

- --------
(a) Depreciation of property, plant and equipment is computed using the straight-line method based upon the following estimated useful lives:

           ASSET                                  USEFUL LIFE
           -----                                  -----------
           Refinery processing units.............    15-30
           Retail facilities.....................    15-25
           Storage facilities....................    30-40
           Equipment.............................    10-15
           Other.................................     3-10

(b) 1993 deductions include assets which transferred among divisions within the Company.

                        CLARK REFINING & MARKETING, INC.

      SCHEDULE VI--ACCUMULATED DEPRECIATION OF PROPERTY, PLANT & EQUIPMENT

                             (DOLLARS IN THOUSANDS)

                                                  ADDITIONS              BALANCE
                                       BALANCE AT CHARGED TO             AT END
                                       BEGINNING   COSTS &                 OF
CLASSIFICATION                         OF PERIOD   EXPENSES  RETIREMENTS PERIOD
- --------------                         ---------- ---------- ----------- -------
Year ended December 31, 1991:
  Refineries..........................  $18,225    $ 8,836     $  (20)   $27,041
  Retail stores.......................   10,545      7,434        (448)   17,531
  Pipelines and storage terminals.....    4,613      2,216          (9)    6,820
  Other...............................      582        777         (20)    1,339
                                        -------    -------     -------   -------
    Total.............................  $33,965    $19,263     $  (497)  $52,731
                                        =======    =======     =======   =======
Year ended December 31, 1992:
  Refineries..........................  $27,041    $ 9,002     $   (15)  $36,028
  Retail stores.......................   17,531      8,977        (571)   25,937
  Pipelines and storage terminals.....    6,820      2,108           0     8,928
  Other...............................    1,339      1,035        (564)    1,810
                                        -------    -------     -------   -------
    Total.............................  $52,731    $21,122     $(1,150)  $72,703
                                        =======    =======     =======   =======
Year ended December 31, 1993:
  Refineries..........................  $36,028    $11,021     $   (74)  $46,973
  Retail stores.......................   25,937      8,989      (1,553)   33,373
  Pipelines and storage terminals.....    8,928      2,298         (29)   11,197
  Other...............................    1,810      1,094         (20)    2,886
                                        -------    -------     -------   -------
    Total.............................  $72,703    $23,402     $(1,676)  $94,429
                                        =======    =======     =======   =======

                        CLARK REFINING & MARKETING, INC.

            SCHEDULE X--SUPPLEMENTARY EARNINGS STATEMENT INFORMATION

                             (DOLLARS IN THOUSANDS)

                                                                      CHARGED TO
                                                                      COSTS AND
                                                                       EXPENSES
                                                                      ----------
Year ended December 31, 1991:
  Maintenance and repairs............................................  $33,508
Year ended December 31, 1992:
  Maintenance and repairs............................................  $47,488
Year ended December 31, 1993:
  Maintenance and repairs............................................  $32,959

  Other items were not in excess of one percent of total sales and revenues.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Clark Refining & Marketing, Inc.

                                                    /s/ Paul D. Melnuk
                                          By: _________________________________
                                                      Paul D. Melnuk
                                               President and Chief Executive
                                                          Officer

March 25, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                                     TITLE
                 ---------                                     -----
            /s/ Peter Munk
- -------------------------------------------
                Peter Munk                  Director and Chairman of the Board
          /s/ Paul D. Melnuk
- -------------------------------------------
              Paul D. Melnuk                Director, Principal Executive Officer, and
                                             Principal Financial Officer
      /s/ C. William D. Birchall
- -------------------------------------------
          C. William D. Birchall            Director
         /s/ James A. Zweifel
- -------------------------------------------
             James A. Zweifel               Controller (Principal Accounting Officer)

March 25, 1994