Form 10-Q
period 1994-03-31
CLARK REFINING & MARKETING INC
filed 1994-05-13
CIK 20762

- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1994

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  __________ to __________

                        COMMISSION FILE NUMBER 1-11392

                       CLARK REFINING & MARKETING, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                           43-1491230
         (State or other jurisdiction             (I.R.S. Employer
       of incorporation or organization)         Identification No.)

            8182 MARYLAND AVENUE                     63105-3721
             ST. LOUIS, MISSOURI                     (Zip Code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (314) 854-9696


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

Number of shares of registrant's common stock, $.01 par value, outstanding as of May 12, 1994: 100, all of which are indirectly owned by The Horsham Corporation.

- - --------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors of
Clark Refining & Marketing, Inc.:


   We have reviewed the accompanying balance sheet of Clark Refining & Marketing, Inc. (a Delaware corporation and wholly-owned subsidiary of Clark R & M Holdings, Inc.) as of March 31, 1994, and the related statements of earnings and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Clark Refining & Marketing, Inc. as of December 31, 1993, and the related statements of earnings, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated January 28, 1994, we expressed an unqualified opinion on those statements.

   In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.


                                                    Coopers & Lybrand

St. Louis, Missouri,
May 10, 1994

                       CLARK REFINING & MARKETING, INC.
                                BALANCE SHEETS
                 (Dollars in thousands except per share data)

                                         REFERENCE   MARCH 31,   DECEMBER 31,
                ASSETS                     NOTE        1994          1993
                                         ---------   ---------   ------------
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $ 42,051     $ 60,771
  Short-term investments                     2         141,632      133,752
  Accounts receivable                                   68,177       58,103
  Inventories                                3         142,377      147,961
  Prepaid expenses and other                            14,227       15,573
                                                      --------     --------
      Total current assets                             408,464      416,160

PROPERTY, PLANT AND EQUIPMENT                          363,580      360,945

OTHER ASSETS                                 4          30,700       34,349
                                                      --------     --------
                                                      $802,744     $811,454
                                                      ========     ========



   LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $109,301     $138,321
  Accrued expenses and other                 5          44,070       43,151
  Accrued taxes other than income                       39,044       30,860
                                                      --------     --------
      Total current liabilities                        192,415      212,332

LONG-TERM DEBT                                         400,885      401,038

DEFERRED TAXES                                          34,554       35,248

LIABILITY FOR POSTRETIREMENT BENEFITS                   17,176       16,858

CONTINGENCIES                                6              --           --

STOCKHOLDER'S EQUITY:
  Common stock ($.01 par value per share;
    1,000 shares authorized and 100 shares
    issued and outstanding)
  Paid-in capital                                       30,000       30,000
  Retained earnings                          2         127,714      115,978
                                                      --------     --------
      Total stockholder's equity                       157,714      145,978
                                                      --------     --------
                                                      $802,744     $811,454
                                                      ========     ========

       The accompanying notes are an integral part of these statements.

                            CLARK REFINING & MARKETING, INC.
                                 STATEMENTS OF EARNINGS
                                      (Unaudited)
                                (Dollars in thousands)


                                                                       For the three months
                                                                          ended March 31,
                                                      Reference        --------------------
                                                        Note             1994        1993
                                                      ---------          ----        ----
NET SALES AND OPERATING REVENUES                                       $567,253    $589,230

EXPENSES:
    Cost of sales                                                      (477,007)   (525,154)
    Operating expenses                                                  (57,674)    (53,813)
    General and administrative expenses                                  (7,452)     (5,995)
    Depreciation                                                         (6,561)     (5,548)
    Amortization                                         4               (3,318)     (2,865)
    Reversal of inventory write-down to market           3               15,000          --
                                                                        -------    --------
                                                                       (537,012)   (593,375)
                                                                        -------    --------
OPERATING INCOME (LOSS)                                                  30,241      (4,145)

    Interest and financing costs, net                  4, 5              (8,334)     (6,597)
    Other income                                                             --       8,468
                                                                        -------    --------
EARNINGS (LOSS) BEFORE TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                             21,907      (2,274)

    Income tax (provision) benefit                                       (8,171)        658
                                                                        -------    --------
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                                    13,736      (1,616)

    Cumulative effect of change in accounting
     principle (net of taxes of $5,995)                                      --      (9,595)
                                                                        -------    --------
NET EARNINGS (LOSS)                                                     $13,736    $(11,211)
                                                                        =======    ========





       The accompanying notes are an integral part of these statements.

                       CLARK REFINING & MARKETING, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                       --------------------
                                                         1994        1993
                                                         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                 $ 13,736     $(11,211)
  Cumulative effect of change in accounting principle        -        9,595
  Adjustments:
    Depreciation                                         6,561        5,548
    Amortization                                         3,612        3,152
    Share of earnings of affiliates, net of dividends      (64)        (130)
    Deferred taxes                                       5,049          204
    Reversal of inventory write-down to market         (15,000)           -
    Other                                                  318          318

  Cash provided by (reinvested in) working capital-
    Accounts receivable, prepaid expenses and other    (15,157)     (16,842)
    Inventories                                         20,584       (5,635)
    Accounts payable, accrued expenses, taxes other
      than income, and other                           (17,760)     (18,754)
                                                       -------     --------
       Net cash provided by (used in)
        operating activities                             1,879      (33,755)
                                                       -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                  (21,668)     (24,344)
  Sales of short-term investments                       10,588       80,164
  Expenditures for property, plant and equipment       (10,023)     (14,100)
  Expenditures for refinery turnaround                      72       (5,520)
  Proceeds from disposals of property, plant
    and equipment                                          585           97
  Payment received on note receivable                        -        5,000
  Other investing activity                                   -      (11,602)
                                                       -------     --------
       Net cash provided by (used in)
        investing activities                           (20,446)      29,695
                                                       -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                 (153)         (62)
  Deferred financing costs                                   0         (507)
  Other                                                      0          201
                                                       -------      -------
       Net cash used in financing activities              (153)        (368)
                                                       -------      -------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (18,720)      (4,428)
CASH AND CASH EQUIVALENTS, beginning of period          60,771       18,643
                                                       -------      -------
CASH AND CASH EQUIVALENTS, end of period               $42,051      $14,215
                                                       =======      =======

        The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 FINANCIAL STATEMENTS (CONTINUED)

CLARK REFINING & MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 1994
(tabular dollar amounts in thousands of US dollars)

1.  BASIS OF PREPARATION

  The unaudited balance sheet of Clark Refining & Marketing, Inc. (the "Company" or "Clark"), a Delaware corporation, as of March 31, 1994, and the related statements of earnings and cash flows for the three month periods ended March 31, 1994 and 1993, have been reviewed by independent accountants. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

  The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1993.

2.  SHORT-TERM INVESTMENTS

  On January 1, 1994, Clark adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This standard requires the classification of short-term investments into three categories and many debt securities to be shown at fair value on the balance sheet. Clark's short-term investments are all considered "Available-for-Sale" and are carried at fair value with the resulting unrealized gain or loss shown as a component of retained earnings.

  Short-term investments consisted of the following:


                                            MARCH 31, 1994                        DECEMBER 31, 1993
                                --------------------------------------  ----------------------------------
                                AMORTIZED    UNREALIZED     AGGREGATE   AMORTIZED  UNREALIZED   AGGREGATE
MAJOR SECURITY TYPE               COST        GAIN/LOSS     FAIR VALUE    COST      GAIN/LOSS   FAIR VALUE
- - ------------------------        ---------    ----------     ----------  ---------  ----------   ----------
U.S. Debt Securities             $ 60,452      $(1,478)      $ 58,974    $ 52,646     $  43      $ 52,689
Variable Rate Govt. Funds          58,595       (1,152)        57,443      55,506      (423)       55,083
Corporate Debt Securities          13,714         (248)        13,466      12,651       146        12,797
Mortgage Backed Debt
  Securities                       12,071         (322)        11,749      12,949      (173)       12,776
                                 --------      -------       --------    --------     -----      --------
                                 $144,832      $(3,200)      $141,632    $133,752     $(407)     $133,345
                                 ========      =======       ========    ========     =====      ========

  The contractual maturities of the short-term investments at March 31, 1994 were:

                                     AMORTIZED  AGGREGATE
                                       COST     FAIR VALUE
                                     ---------  ----------
  Due in one year or less*            $ 69,629   $ 68,472
  Due after one year through
    five years                          56,634     55,258
  Due after five years                  18,569     17,902
                                      --------   --------
                                      $144,832   $141,632
                                      ========   ========

*Includes the Variable Rate Govt. Funds for which the underlying investments may have contractual maturities greater than one year.

          Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

          For the three months ended March 31, 1994 the proceeds from sales of Available-for-Sale securities was $10.6 million with an immaterial realized gain. For the same period in 1993, the proceeds from the sale of Available-for-Sale securities was $80.2 million with an immaterial realized gain. Realized gains and losses are computed using the specific identification method.

          The change in the unrealized holding gains or losses on Available-for-Sale securities was $3.2 million, $2.0 million after taxes. This net unrealized loss is included as a component of retained earnings. The unrealized loss was not recognized in 1993 as SFAS 115 had not yet been adopted by Clark, therefore the carrying value at December 31, 1993 was the adjusted cost of the short-term investments.

3.  INVENTORIES

          The carrying value of inventories consisted of the following:

                                      MARCH 31,   DECEMBER 31,
                                         1994         1993
                                      ----------  -------------

    Crude oil.......................   $ 61,863       $ 53,860
    Refined and blendstocks.........     74,725        102,604
    Convenience products............     11,754         12,044
    Warehouse stock and other.......      5,535          5,953
    Inventory write-down to market..    (11,500)       (26,500)
                                       --------       --------
                                       $142,377       $147,961
                                       ========       ========

          The market value of these inventories at March 31, 1994, was approximately $11.5 million below the LIFO carrying value (December 31, 1993 - $26.5 million below LIFO carrying value).

4.  OTHER ASSETS

          Amortization of deferred financing costs for the three month period ended March 31, 1994, was $0.3 million (1993 - $0.3 million) and was included in "Interest and Financing Costs, Net".

          Amortization of turnaround costs for the three month period ended March 31, 1994, was $3.3 million (1993 - $2.9 million).

5.  INTEREST AND FINANCING COSTS, NET

          Interest and financing costs, net, consisted of the following:

                             FOR THE THREE MONTHS
                               ENDED MARCH 31,
                            ----------------------
                               1994        1993
                            ----------  ----------

    Interest expense......    $10,237     $10,081
    Financing costs.......        348         384
    Interest income.......     (1,930)     (2,771)
                              -------     -------
                                8,655       7,694
    Capitalized interest..       (321)     (1,097)
                              -------     -------
                              $ 8,334     $ 6,597
                              =======     =======

          Accrued interest payable at March 31, 1994, of $8.7 million (December 31, 1993 - $6.9 million) is included in "Accrued Expenses and Other".

6.  CONTINGENCIES

         Forty-one civil suits by residents of Hartford, Illinois have been filed against Clark in Madison County Illinois, alleging damage from ground water contamination. The relief sought in each of these cases is an unspecified dollar amount. The litigation proceedings are in the initial stages. Discovery, which could be lengthy and complex, is still in the early stages. Clark moved to dismiss thirty-four cases filed in December 1991 on the ground that Clark is not liable for alleged activity of Old Clark. On September 4, 1992, the trial court granted Clark's motions to dismiss. The plaintiffs were given leave to re-file their complaints but based only on alleged activity of Clark occurring since November 8, 1988, the date on which the bankruptcy court with jurisdiction over Old Clark's bankruptcy proceedings issued its "free and clear" order. In November 1992, the plaintiffs filed thirty-three amended complaints. In addition, one new complaint involving nine plaintiffs was filed. It is too early to predict whether any of these cases will go to trial on the merits and if so, what the risk of exposure to Clark would be at trial. It is also not possible to determine whether or to what extent Clark will have any liability to other individuals arising from the ground water contamination.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

RESULTS OF OPERATIONS

  The following tables reflect Clark's financial and operating highlights for the three month periods ended March 31, 1994 and 1993. All dollars listed are in millions except per barrel or gallon information.

FINANCIAL RESULTS:

    ----------------------------------------------------------------------
                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                  1994             1993
    ----------------------------------------------------------------------

    Net sales and operating revenues             $567.3           $589.3
    Cost of sales                                 477.0            525.2
    Operating expenses                             57.7             53.8
    ----------------------------------------------------------------------
                                                   32.6             10.3
    General and administrative                      7.5              6.0
    Depreciation and amortization                   9.9              8.6
    Interest and financing costs, net               8.3              6.6
    ----------------------------------------------------------------------
    Earnings before income taxes*                   6.9            (10.9)
    Tax provision                                   2.5             (3.9)
    ----------------------------------------------------------------------
    Earnings before unusual items*                  4.4             (7.0)
    Unusual items, after taxes*                     9.3             (4.2)
    ----------------------------------------------------------------------
    Reported net earnings (loss)                 $ 13.7           $(11.2)
    ======================================================================

       * Management considers certain items in 1994 and 1993 at Clark to be "unusual". Detail on these items is presented below.

     Net earnings for the 1994 first quarter, excluding unusual items, improved versus the year-ago period. Improved refining and retail productivity and improved refining market conditions all contributed to the increase. In addition, refining production was reduced in the prior year when Clark's Blue Island, IL refinery underwent a scheduled maintenance turnaround. A maintenance turnaround is scheduled for Clark's Hartford, IL refinery later in 1994. Net sales and operating revenues in the first quarter of 1994 declined approximately 4% from the year-earlier period to $567.3 million due principally to the fall in industry crude oil and refined product prices which impacted both selling prices and costs of goods sold.

UNUSUAL ITEMS:

    ----------------------------------------------------------------------
                                                FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                  1994             1993
    ----------------------------------------------------------------------

    Reversal of inventory write-down to market   $15.0            $   --
                                                 -----            ------
         Impact on Operating Income               15.0                --
    Litigation settlements                          --               8.5
    Change in accounting principle                  --             (15.6)
                                                 -----            ------
         Total                                   $15.0            $ (7.1)
                                                 =====            ======
         Net of Taxes                            $ 9.3            $ (4.2)
                                                 =====            ======

     Several items which are considered by management to be "unusual" are excluded throughout this discussion of Clark's results of operations. A partial recovery of an inventory write-down to market was recorded in the first quarter of 1994. A non-cash write-down of $26.5 million was taken in the fourth quarter of 1993 to reflect the decline in the value of petroleum inventories below carrying value caused by a substantial drop in petroleum prices. If prices were to recover further, earnings would benefit up to the extent of the original charge. Deterioration in prices could result in additional charges. Effective January 1, 1993, Clark adopted the provisions of Statement of Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", reflected as a change in accounting principle, and No. 109 "Accounting for Income Taxes", which was accounted for by restating prior periods. An unusual credit was recorded in the first quarter of 1993 related to the favorable settlement of litigation.

Refining

Refining Division Operating Statistics:

    ----------------------------------------------------------------------------
                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                              1994        1993
    ----------------------------------------------------------------------------

    Crude oil throughput (thousand barrels per day)           135.5       113.5
    Production (thousand barrels per day)                     140.9       126.9
    Utilization (production/rated capacity)                   108.4%       97.6%
    Gross margin per barrel                                  $ 4.09      $ 2.63
    Gross margin (millions)                                  $ 51.8      $ 30.0
    Operating expenses (millions)                            $(29.1)     $(27.1)
    Divisional general & administrative expenses (millions)  $ (2.8)     $ (2.0)
    Contribution to operating income (millions)              $ 19.9      $  0.9

     The refining division contributed $19.9 million (1993 - $0.9 million) to Clark's operating income during the first quarter of 1994. In addition to the 1993 maintenance turnaround mentioned above, earnings improved due to increased refining productivity, notably the processing of sour crude oil and an increased crude oil processing rate at the Blue Island refinery and near record wholesale marketing volumes. Market factors also contributed as industry margins improved versus the prior year. These market improvements were tempered, however, due to a narrowing price benefit for using sour crude oil (the predominant input at the Hartford refinery) versus sweet crude oil and a declining availability of Canadian light sweet crude oil (the predominant input at the Blue Island refinery). Clark does not currently view these factors as long-term trends. First quarter 1994 divisional operating and general and administrative expenses were up versus the year-ago period. Costs increased due to increased labor hours to meet operating needs related to colder than normal weather along with new labor and sulfur processing contracts and enhanced refinery planning and operations support services.

Retail

     Retail Division Operating Statistics:

    ---------------------------------------------------------------------------
                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                             1994        1993
    ---------------------------------------------------------------------------

    Gasoline volume (million of gallons)                      244.4       256.9
    Gasoline volume (thousand gallons per month per store)     96.5        98.7
    Gasoline gross margin per gallon                           10.7c        8.3c
    Gasoline gross margin (millions)                        $  26.3     $  21.4
    Company-operated stores (end of quarter)                    834         862
    Dealer-operated stores (end of quarter)                      10          11
    Convenience product sales (millions)                    $  52.3     $  51.3
    Convenience product sales (per month per store)         $20,659     $19,685
    Convenience product gross margin                           23.2%       24.8%
    Convenience product gross margin (millions)             $  12.1     $  12.7
    Convenience product gross margin (per month per store)  $ 4,803     $ 4,872
    Operating expenses (millions)                           $ (28.5)    $ (26.7)
    Divisional general & administrative expenses (millions) $  (1.5)    $  (1.1)
    Contribution to operating income (millions)             $   8.4     $   6.3

     The retail division contributed $8.4 million (1993 - $6.3 million) to Clark's operating income during the first quarter of 1994. Gross margins from gasoline sales improved despite decreased volumes. Productivity gains such as increased sales of higher margin premium unleaded gasolines along with improved pricing relative to competitors combined to increase per gallon margins. As in 1993, Clark ran a four week promotion to attract new customers which offered all grades of gasoline for the same price as regular unleaded gasoline. While convenience product sales per store increased versus the prior year, margins were adversely affected by industry cigarette pricing competition. Retail division operating and general and administrative expenses in the first quarter of 1994 have increased principally due to increased store operating hours, marketing support for training, merchandising, advertising and information services.

Other Financial Highlights

     First quarter 1994 depreciation and amortization expenses increased compared to a year ago, principally due to inclusion of the amortization of the Blue Island refinery maintenance turnaround completed in the second quarter of 1993.

     Net interest and financing costs increased due to decreased capitalization of interest costs related to capital projects and lower returns on funds invested.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash generated from operating activities in the first quarter, excluding working capital changes, improved to $14.2 million in 1994 from $7.5 million in the year-earlier period on the strength of earnings growth. Working capital at March 31, 1994 was $216.1 million, a 2.12 to 1 current ratio, versus $203.8 million at December 31, 1993, a 1.96 to 1 current ratio. Decreased inventory levels, which fluctuate with market opportunities and operational needs, and decreased accounts payable levels combined to increase working capital.

     In general, Clark's short-term working capital requirements fluctuate with the price of crude oil. Clark expects internally generated cash flows will be sufficient to meet its needs. Clark has in place a $100 million committed revolving line of credit expiring December 31, 1994, for cash borrowings and for the issuance of letters of credit primarily for purchases of crude oil, other feedstocks and refined products. At

March 31, 1994, $69.6 million of the line of credit was utilized for letters of credit. There were no direct borrowings under Clark's line of credit at March 31, 1994.

     Cash flows used in investing activities in the first quarter, excluding short-term investment activities to which management's intent is similar to cash and cash equivalents, decreased to $9.4 million in 1994 from $14.5 million in the year-earlier period. The decline was due to lower capital expenditures and the lack of major maintenance turnaround expenditures to date in 1994. Capital expenditures totaled $10.0 million (1993 - $14.1 million) during the first quarter of 1994. Refinery capital expenditures totaled $7.1 million (1993 - $10.3 million), two-thirds directed towards discretionary productivity improvement projects and the balance regulatory related. Retail capital expenditures of $2.5 million (1993 - $3.3 million) related to store reimaging and upgrades, installation of store security packages and regulatory work.

     Funds generated from operating activities together with Clark's existing cash, cash equivalents and short-term investments, are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. Clark's future discretionary or environmentally-mandated spending or acquisitions may require additional debt or equity capital. In late March 1994, Clark entered into exclusive negotiations with Chevron USA Products Co. regarding the sale of Chevron's 177,000 barrel per day refinery in Port Arthur, Texas. If negotiations are successful, a Fall closing date would be expected.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

     On May 4, 1994, the United States Equal Employment Opportunity Commission ("EEOC") filed a class action lawsuit against Clark in the United States District Court for the Northern District of Illinois alleging that Clark had engaged in a pattern of practice of unlawful discrimination against certain employees over the age of forty. The relief sought by the EEOC includes reinstatement or reassignment of the individuals allegedly affected, payment of back wages, an injunction prohibiting employment practices which discriminate on the basis of age, and institution of policies to eradicate the effects of any past discriminatory practices. Clark believes the allegations to be without merit. It is too early to predict whether this case will go to trial and, if so, what the risk of exposure to Clark would be at trial.

ITEM 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits

          None

      (b) Reports on Form 8-K

          None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CLARK REFINING & MARKETING,INC.
                                              (Registrant)



                                              /s/  James A. Zweifel
                                              ----------------------------
                                              James A. Zweifel
                                              Vice President - Controller


May 12, 1994