Form 10-Q
period 1994-06-30
CLARK REFINING & MARKETING INC
filed 1994-08-12
CIK 20762

- - -------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1994

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Number of shares of registrant's common stock, $.01 par value, outstanding as of August 12, 1994; 100, all of which are indirectly owned by The Horsham Corporation.

- - -------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors of
Clark Refining & Marketing, Inc.:


     We have reviewed the accompanying balance sheet of Clark Refining & Marketing, Inc. (a Delaware corporation and wholly-owned subsidiary of Clark R & M Holdings, Inc.) as of June 30, 1994, and the related statements of earnings for the three and six-month periods ended June 30, 1994 and 1993 and cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


                                                 Coopers & Lybrand L.L.P.


St. Louis, Missouri,
August 10, 1994

                       CLARK REFINING & MARKETING, INC.
                                BALANCE SHEETS
                 (Dollars in thousands except per share data)

                                              Reference    June 30,   December 31,
              ASSETS                            Note         1994        1993
                                              ----------  ----------  -----------
                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                               $ 50,593      $ 60,771
  Short-term investments                          2        130,210       133,752
  Accounts receivable                                       88,530        58,103
  Inventories                                     3        141,703       147,961
  Prepaid expenses and other                                11,908        15,573
                                                          --------      --------
       Total current assets                                422,944       416,160

PROPERTY, PLANT AND EQUIPMENT                              374,073       360,945

OTHER ASSETS                                      4         30,725        34,349
                                                          --------      --------

                                                          $827,742      $811,454
                                                          ========      ========




  LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $124,374      $138,321
  Accrued expenses and other                      5         42,545        43,151
  Accrued taxes other than income                           41,799        30,860
                                                          --------      --------
       Total current liabilities                           208,718       212,332

LONG-TERM DEBT                                             400,531       401,038

DEFERRED TAXES                                              36,263        35,248

LIABILITY FOR POSTRETIREMENT BENEFITS                       17,494        16,858

CONTINGENCIES                                     6            --            --

STOCKHOLDER'S EQUITY:
  Common stock ($.01 par value per share;
     1,000 shares authorized and 100 shares
     issued and outstanding)
  Paid-in capital                                           30,000        30,000
  Retained earnings                               2        134,736       115,978
                                                          --------      --------
       Total stockholder's equity                          164,736       145,978
                                                          --------      --------

                                                          $827,742      $811,454
                                                          ========      ========

       The accompanying notes are an integral part of these statements.

                       CLARK REFINING & MARKETING, INC.
                            STATEMENTS OF EARNINGS
                                  (Unaudited)
                            (Dollars in thousands)

                                                              For the three months
                                                                 ended June 30,
                                               Reference    ------------------------
                                                 Note          1994          1993
                                              ----------    ----------    ----------
NET SALES AND OPERATING REVENUES                            $  585,691    $  580,813

EXPENSES:
   Cost of sales                                              (500,388)     (500,979)
   Operating expenses                                          (58,107)      (51,977)
   General and administrative expenses                          (7,909)       (6,688)
   Depreciation                                                 (6,566)       (5,832)
   Amortization                                    4            (2,415)       (2,646)
   Reversal of inventory write-down to market      3            11,500            --
                                                            ----------    ----------
                                                              (563,885)     (568,122)
                                                            ----------    ----------
OPERATING INCOME                                                21,806        12,691
   Interest and financing costs, net             4, 5           (8,632)       (6,510)
   Other income                                                     --         2,902
                                                            ----------    ----------
EARNINGS BEFORE TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     13,174         9,083

   Income tax provision                                         (4,952)       (3,255)
                                                            ----------    ----------
EARNINGS BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                             8,222         5,828
   Cumulative effect of change in accounting
    principle                                                       --            --
                                                            ----------    ----------
NET EARNINGS                                                $    8,222    $    5,828
                                                            ==========    ==========

       The accompanying notes are an integral part of these statements.

                       CLARK REFINING & MARKETING, INC.

                            STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
                                                 REFERENCE  --------------------------
                                                    NOTE        1994          1993
                                                 ---------  ------------  ------------
NET SALES AND OPERATING REVENUES                             $ 1,152,944   $ 1,170,043

EXPENSES:
   Cost of sales                                                (977,395)   (1,026,133)
   Operating expenses                                           (115,781)     (105,790)
   General and administrative expenses                           (15,361)      (12,683)
   Depreciation                                                  (13,127)      (11,380)
   Amortization                                      4            (5,733)       (5,511)
   Reversal of inventory write-down to market        3            26,500           --
                                                             -----------   -----------
                                                              (1,100,897)   (1,161,497)
                                                             -----------   -----------

OPERATING INCOME                                                  52,047         8,546

   Interest and financing costs, net                4, 5         (16,966)      (13,107)
   Other income                                                      --         11,370
                                                             -----------   -----------
EARNINGS BEFORE TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                       35,081         6,809

   Income tax provision                                          (13,123)       (2,597)
                                                             -----------   -----------
EARNINGS BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                              21,958         4,212

   Cumulative effect of change in accounting
    principle (net of taxes of $5,992)                               --         (9,595)
                                                             -----------   -----------

NET EARNINGS (LOSS)                                          $    21,958   $    (5,383)
                                                             ===========   ===========

       The accompanying notes are an integral part of these statements.

                       CLARK REFINING & MARKETING, INC.

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                           FOR THE SIX MONTHS
                                                             ENDED JUNE 30,
                                                           -------------------
                                                             1994       1993
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                       $ 21,958   $ (5,383)
 Cumulative effect of change in accounting principle             --      9,595
 Adjustments:
   Depreciation                                              13,127     11,380
   Amortization                                               6,321      6,104
   Share of earnings of affiliates, net of dividends           (457)       (93)
   Deferred taxes                                            17,522      2,770
   Reversal of inventory write-down to market               (26,500)        --
   Other                                                        636        636
 Cash provided by (reinvested in) working capital -
   Accounts receivable, prepaid expenses and other          (39,772)   (20,172)
   Inventories                                               32,758    (19,941)
   Accounts payable, accrued expenses, taxes other than
    income, and other                                        (8,758)    29,078
                                                           --------   --------
      Net cash provided by operating activities              16,835     13,974
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments                        (50,584)   (44,956)
 Sales of short-term investments                             49,126     96,873
 Expenditures for property, plant and equipment             (28,059)   (42,851)
 Expenditures for refinery turnaround                        (1,617)   (18,325)
 Proceeds from disposals of property, plant and equipment     4,628      4,473
 Payment received on note receivable                             --     10,000
 Other investing activity                                        --       (201)
                                                           --------   --------
      Net cash provided by (used in) investing activities   (26,506)     5,013
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt payments                                       (507)      (186)
 Deferred financing costs                                        --       (579)
 Other                                                           --        241
                                                           --------   --------
      Net cash used in financing activities                    (507)      (524)
                                                           --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (10,178)    18,463
CASH AND CASH EQUIVALENTS, beginning of period               60,771     18,643
                                                           --------   --------
CASH AND CASH EQUIVALENTS, end of period                   $ 50,593   $ 37,106
                                                           ========   ========

       The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 FINANCIAL STATEMENTS (CONTINUED)

CLARK REFINING & MARKETING, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 1994
(tabular dollar amounts in thousands of US dollars)

1.  BASIS OF PREPARATION

       The unaudited balance sheet of Clark Refining & Marketing, Inc. (the "Company" or "Clark"), a Delaware corporation, as of June 30, 1994, and the related statements of earnings for the three month and six month periods ended June 30, 1994 and 1993, and statements of cash flows for the six month period ended June 30, 1994 and 1993, have been reviewed by independent accountants. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

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

       Short-term investments consisted of the following:

                                                           JUNE 30, 1994                     DECEMBER 31, 1993
                                                  ---------------------------------  ---------------------------------
                                                  AMORTIZED  UNREALIZED  AGGREGATE   AMORTIZED  UNREALIZED   AGGREGATE
      MAJOR SECURITY TYPE                           COST    GAIN (LOSS)  FAIR VALUE     COST    GAIN (LOSS) FAIR VALUE
      -------------------                         ---------  ----------  ----------  ---------  ----------  ----------
U.S. Debt Securities                               $ 35,518   $(1,682)    $ 33,836    $ 52,646     $    43     $ 52,689
Variable Rate Government Funds                       59,190    (2,630)      56,560      55,506        (423)      55,083
Corporate Debt Securities                            31,057      (385)      30,672      12,651         146       12,797
Mortgage Backed Debt Securities                       9,445      (303)       9,142      12,949        (173)      12,776
                                                   --------   -------     --------    --------     -------     --------
                                                   $135,210   $(5,000)    $130,210    $133,752     $  (407)    $133,345
                                                   ========   =======     ========    ========     =======     ========

       The contractual maturities of the short-term investments at June 30, 1994 were:

                                                                      AMORTIZED           AGGREGATE
                                                                         COST            FAIR VALUE
                                                                     ----------          ----------
  Due in one year or less*                                             $112,317           $108,024
  Due after one year through five years                                  10,689             10,441
  Due after five years                                                   12,204             11,745
                                                                       --------           --------
                                                                       $135,210           $130,210
                                                                       ========           ========

     *Includes the Variable Rate Government Funds for which the underlying investments may have contractual maturities greater than one year.

          Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

          For the three month and six month periods ended June 30, 1994, the proceeds from sales of Available-for-Sale securities was $37.7 million and $48.3 million, respectively, with $0.8 million of realized losses recorded for the three month and six month periods. For the same periods in 1993, the proceeds from the sale of Available-for-Sale securities was $16.7 million and $96.9 million, respectively, with immaterial realized gains in each period. Realized gains and losses are computed using the specific identification method.

          The change in the unrealized holding gains or losses on Available-for-Sale securities for the three month and six month periods ended June 30, 1994, was $1.8 million ($1.2 million after taxes) and $5.0 million ($3.2 million after taxes), respectively. This net unrealized loss is included as a component of retained earnings. The unrealized loss was not recognized in 1993 as SFAS 115 had not yet been adopted by Clark, therefore the carrying value at December 31, 1993 was the adjusted cost of the short-term investments.

3.  INVENTORIES

          The carrying value of inventories consisted of the following:

                                        JUNE 30,    DECEMBER 31,
                                          1994          1993
                                        --------    ------------

      Crude oil.......................  $ 44,436      $ 53,860
      Refined and blendstocks.........    78,891       102,604
      Convenience products............    12,849        12,044
      Warehouse stock and other.......     5,527         5,953
      Inventory write-down to market..        --       (26,500)
                                        --------      --------
                                        $141,703      $147,961
                                        ========      ========

          The market value of these inventories at June 30, 1994, was approximately $8.4 million above the carrying value (December 31, 1993 - $26.5 million below carrying value).

          After the end of the second quarter, Clark increased its line of credit, used primarily for the issuance of letters of credit for securing purchases of crude oil, from $100 million to $120 million principally due to rising crude oil costs and a change in crude oil supply.

4.  OTHER ASSETS

          Amortization of deferred financing costs for the three month and six month periods ended June 30, 1994, was $0.3 million (1993 - $0.3 million) and $0.6 million (1993 - $0.6 million), respectively, and is included in "Interest and financing costs, net".

          Amortization of turnaround costs for the three month and six month periods ended June 30, 1994, was $2.4 million (1993 - $2.6 million) and $5.7 million (1993 - $5.5 million), respectively.

5.  INTEREST AND FINANCING COSTS, NET

          Interest and financing costs, net, consisted of the following:

                               FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                  ENDED JUNE 30,         ENDED JUNE 30,
                              ----------------------  --------------------
                                 1994        1993       1994       1993
                              ----------  ----------  ---------  ---------

      Interest expense......    $10,111     $10,114    $20,348    $20,195
      Financing costs.......        325         387        673        771
      Interest income.......     (1,420)     (2,323)    (3,350)    (5,094)
                                -------     -------    -------    -------
                                  9,016       8,178     17,671     15,872
      Capitalized interest..       (384)     (1,668)      (705)    (2,765)
                                -------     -------    -------    -------
                                $ 8,632     $ 6,510    $16,966    $13,107
                                =======     =======    =======    =======

          Accrued interest payable at June 30, 1994, of $6.9 million (December 31, 1993 - $6.9 million) is included in "Accrued expenses and other".

6.  CONTINGENCIES

  Forty-one civil suits by residents of Hartford, Illinois have been filed against Clark in Madison County Illinois, alleging damage from groundwater contamination. The relief sought in each of these cases is an unspecified dollar amount. The litigation proceedings are in the initial stages.
Discovery, which could be lengthy and complex, is still in the early stages. Clark moved to dismiss thirty-four cases filed in December 1991 on the ground that Clark is not liable for alleged activity of Old Clark. On September 4, 1992, the trial court granted Clark's motions to dismiss. The plaintiffs were given leave to re-file their complaints but based only on alleged activity of Clark occurring since November 8, 1988, the date on which the bankruptcy court with jurisdiction over Old Clark's bankruptcy proceedings issued its "free and clear" order. In November 1992, the plaintiffs filed thirty-three amended complaints. In addition, one new complaint involving nine plaintiffs was filed. It is too early to predict whether any of these cases will go to trial on the merits and if so, what the risk of exposure to Clark would be at trial. It is also not possible to determine whether or to what extent Clark will have any liability to other individuals arising from the groundwater contamination.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Highlights

RESULTS OF OPERATIONS

     The following tables reflect Clark's financial and operating highlights for the three and six month periods ended June 30, 1994 and 1993. All dollars listed are in millions except per barrel or gallon information.

Financial Results:

   ================================================================================================
                                            FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                               1994            1993          1994            1993
   ================================================================================================
   Net sales and operating revenues           $585.7          $580.8       $1,152.9        $1,170.0
   Cost of sales                              (500.4)         (501.0)        (977.4)       (1,026.1)
   Operating expenses                          (58.1)          (52.0)        (115.8)         (105.8)
   ------------------------------------------------------------------------------------------------
                                                27.2            27.8           59.7            38.1
   General and administrative                   (7.9)           (6.7)         (15.4)          (12.7)
   Depreciation and amortization                (9.0)           (8.4)         (18.8)          (16.9)
   Interest and financing costs, net            (8.6)           (6.5)         (17.0)          (13.1)
   ------------------------------------------------------------------------------------------------
   Earnings before income taxes*                 1.7             6.2            8.5            (4.6)
   Tax provision*                               (0.6)           (2.2)          (2.9)            1.6
   ------------------------------------------------------------------------------------------------
   Earnings before unusual items*                1.1             4.0            5.6            (3.0)
   Unusual items, after taxes*                   7.1             1.8           16.4            (2.4)
   ------------------------------------------------------------------------------------------------
   Reported net earnings                      $  8.2          $  5.8       $   22.0        $   (5.4)
   ================================================================================================

* Management considers certain items in 1994 and 1993 at Clark to be "unusual". Detail on these items is presented below.

     Net earnings for the 1994 first half, excluding unusual items, improved versus the year-ago period. Improved refining productivity along with better general market conditions earlier in the year contributed to the increase. In addition, refining production was reduced in the first half of last year when Clark's Blue Island, IL refinery underwent a scheduled maintenance turnaround. A maintenance turnaround is scheduled for Clark's Hartford, IL refinery in two stages, later in 1994 and early 1995. Net earnings, excluding unusual items, in the second quarter of 1994 declined versus the prior year due to weaker refining market conditions and increased operating expenses. Net sales and operating revenues in the first half and second quarter of 1994 were relatively flat compared to the year-earlier period as weak industry crude oil and refined product prices early in the year recovered and impacted both selling prices and costs of goods sold.


Unusual Items:
   ==============================================================================================
                                             FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                                1994          1993          1994          1993
   ==============================================================================================
   Reversal of inventory
    write-down to market                        $11.5         $ --          $26.5         $  --
   ----------------------------------------------------------------------------------------------
     Impact on operating income                  11.5           --           26.5            --
   Gain on sale of stores                         --            2.9           --             2.9
   Litigation settlements                         --            --            --             8.5
   Change in accounting principles                --            --            --           (15.6)
   ----------------------------------------------------------------------------------------------
       Total                                    $11.5         $ 2.9         $26.5         $ (4.2)
   ==============================================================================================
       Net of income taxes                      $ 7.1         $ 1.8         $16.4         $ (2.4)
   ==============================================================================================

          Several items which are considered by management to be "unusual" are excluded throughout this discussion of Clark's results of operations. A reversal of an inventory write-down to market was recorded in the first and second quarters of 1994. A non-cash write-down of $26.5 million was taken in the fourth quarter of 1993 to reflect the decline in the value of petroleum inventories below carrying value caused by a substantial drop in petroleum prices. Crude oil and related refined product prices rose substantially in the first half of 1994 allowing earnings to benefit up to the extent of the original charge. A return to lower prices could result in additional charges. Effective January 1, 1993, Clark adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", reflected as a change in accounting principle, and No. 109 "Accounting for Income Taxes", which was accounted for by restating prior periods. An unusual credit was recorded in the first quarter of 1993 related to the favorable settlement of litigation. Second quarter 1993 earnings benefited from the sale of certain retail stores in non-core markets.



Refining


Refining Division Operating Statistics:
   ================================================================================================
                                               FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                      JUNE 30,                   JUNE 30,
                                                1994          1993          1994          1993
   ================================================================================================
   Crude oil throughput (m bbls/day)             141.1         114.2         138.3         113.9
   Production (m bbls/day)                       144.9         123.8         142.1         125.3
   Gross margin (per barrel)                    $ 3.25        $ 3.38        $ 3.66        $ 3.00
   Gross margin (millions)                      $ 42.4        $ 38.1        $ 94.2        $ 68.1
   Operating expenses (millions)                $(28.8)       $(24.7)       $(57.9)       $(51.8)
   Divisional G & A expenses (millions)         $ (2.6)       $ (2.0)       $ (5.4)       $ (4.0)
   Contribution to operating income (millions)  $ 11.0        $ 11.4        $ 30.9        $ 12.3

          The refining division contributed $11.0 million (1993 - $11.4 million) in the second quarter and $30.9 million (1993 - $12.3 million) in the first half of 1994 to Clark's operating income. In addition to the 1993 maintenance turnaround and the impact of market conditions mentioned above, earnings for the first half improved due to increased refining productivity. These productivity improvements resulted from the processing of lower cost sour crude oil and an increased crude oil processing rate at the Blue Island refinery, several projects at the Hartford refinery and record wholesale marketing volumes. Earnings were negatively impacted by the narrowing price benefit for using sour crude oil (the predominant input at the Hartford refinery) versus sweet crude oil and a declining availability of Canadian light sweet crude oil (the predominant input at the Blue Island refinery) throughout the first half of 1994. Additionally, refining margins weakened in the second quarter as product prices did not keep pace with rising crude oil costs. Clark does not currently view these factors as long-term trends. Second quarter and first half 1994 divisional operating and general and administrative expenses were up versus the year-ago period. Costs increased due to increased labor hours to meet operating needs related to colder than normal weather along with new labor and sulfur processing contracts and enhanced refinery planning and operations support services.

Retail

Retail Division Operating Statistics:

===============================================================================================================
                                                 FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                                 1994               1993            1994               1993
===============================================================================================================
Gasoline volume (mm gals.)                         265.6              255.5          510.0               512.4
Gasoline volume (m gals. pmps)                     105.4               98.1          101.2                98.5
Gasoline gross margin (per gallon)                  10.3c              10.5c          10.5c                9.4c
Gasoline gross margin (millions)                 $  27.3            $  26.7        $  53.6             $  48.1
Company operated stores (end of quarter)             830                842            830                 842
Dealer operated stores (end of quarter)               10                 10             10                  10
Convenience product sales (millions)             $  61.1            $  56.7        $ 113.4             $ 108.0
Convenience product sales (pmps)                 $24,244            $21,750        $22,501             $20,761
Convenience product gross margin                    25.5%              26.3%          24.5%               25.6%
Convenience product gross margin (millions)      $  15.6            $  14.9        $  27.7             $  27.6
Convenience product gross margin (pmps)          $ 6,181            $ 5,936        $ 5,504             $ 5,416
Operating expenses (millions)                    $ (29.4)           $ (27.3)       $ (57.9)            $ (54.0)
Divisional G & A expenses (millions)             $  (1.7)           $  (1.1)       $  (3.2)            $  (2.2)
Contribution to operating income (millions)      $  11.8            $  13.2        $  20.2             $  19.5

pmps = per month per store

     The retail division contributed $11.8 million (1993 - $13.2 million) in the second quarter and $20.2 million (1993 - $19.5 million) in the first half of 1994 to Clark's operating income. Average monthly gasoline volumes and convenience product margins per store for the second quarter and first half increased versus the prior year but gross margins were negatively impacted by a decrease in average stores in operation and lower convenience product unit margins. First half results were strengthened by favorable first quarter retail market conditions and the repeat of a four-week promotion (also run in 1993) which offered all grades of gasoline for the same price as regular unleaded gasoline. The above improvements were tempered by increased retail division operating and general and administrative expenses in the second quarter and first half of 1994 principally related to increased store operating hours, marketing support for training, merchandising and advertising, and information services.

Other Financial Highlights

     The second quarter and first half of 1994 depreciation and amortization expenses increased compared to a year ago, principally due to increased depreciation associated with higher levels of property, plant and equipment and the inclusion of the amortization of the Blue Island refinery maintenance turnaround completed in the second quarter of 1993, partially offset by the postponement of the Hartford maintenance turnaround to late in 1994 and early in 1995.

     Net interest and financing costs increased due principally to decreased capitalization of interest costs related to capital projects and lower returns on funds invested.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash generated from operating activities, excluding working capital changes, improved to $32.6 million in the first half of 1994 from $25.0 million in the year-earlier period on the strength of earnings growth. Working capital at June 30, 1994 was $214.2 million, a 2.03 to 1 current ratio, versus $203.8 million at December 31, 1993, a 1.96 to 1 current ratio. The increased earnings along with decreased inventory levels, increased accounts receivable balances and decreased accounts payable balances, all of which fluctuate with market opportunities and operational needs, combined to increase working capital. However, pipeline movement restrictions and unfavorable refinery crude oil supply economics in recent months versus traditional operating norms have negatively affected working capital at June 30, 1994.

     In general, Clark's short-term working capital requirements fluctuate with the price of crude oil. Clark expects internally generated cash flows will be sufficient to meet its needs. Clark has in place a committed revolving line of credit expiring December 31, 1994, for short-term cash borrowings and for the issuance of letters of credit primarily for purchases of crude oil, other feedstocks and refined products. The line of credit was recently increased from $100 million to $120 million to compensate for changes in operating norms as previously discussed. At June 30, 1994, $76.6 million of the line of credit was utilized for letters of credit. There were no direct borrowings under Clark's line of credit at June 30, 1994.

     Cash flows used in investing activities in the first half, excluding short-term investment activities to which management's intent is similar to cash and cash equivalents, decreased to $25.0 million in 1994 from $46.7 million in the year-earlier period. The decline was due to lower capital expenditures and the lack of major maintenance turnaround expenditures to date in 1994. Capital expenditures totaled $28.1 million (1993 - $42.9 million) during the first half of 1994. Refinery capital expenditures totaled $17.2 million (1993 - $27.7 million), two-thirds directed towards discretionary productivity improvement projects and the balance regulatory related. Retail capital expenditures of $9.8 million (1993 - $13.1 million) were related to store reimaging and upgrades, installation of store security packages and regulatory work.

     Funds generated from operating activities together with Clark's existing cash, cash equivalents and short-term investments, are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the next year. Clark's future discretionary, environmentally-mandated spending and acquisitions may require additional debt or equity capital.

     In late March 1994, Clark entered into exclusive negotiations with Chevron USA Products Co. regarding the purchase of Chevron's 177,000 barrel per day refinery in Port Arthur, Texas. If negotiations are successful, a late 1994 closing date would be expected.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

     Clark received an Administrative Complaint from the EPA on January 5, 1993 alleging record keeping and related violations of the Clean Air Act concerning the Hartford refinery and seeking civil penalties of $0.1 million. On July 11, 1994, the EPA filed an Amended Complaint alleging additional violations and increasing the amount of the total penalty sought to $0.2 million.

     On May 5, 1993, Clark received correspondence from the Michigan Department of Natural Resources ("MDNR") indicating that the MDNR believes Clark may be a PRP in connection with groundwater contamination in the vicinity of one of its retail stores in the Sashabaw Road area north of Woodhull Lake and Lake Oakland, Oakland County Michigan. Clark has begun an initial investigation into the matters raised by the MDNR. At the request of the MDNR, Clark has conducted an investigation into the historical use of its site, potential contaminants used at the site, third party sites which may be the source of contaminants and is also conducting a subsurface investigation of its site and the surrounding area. On July 22, 1994, MDNR commenced suit against Clark and Chevron, U.S.A. seeking $0.3 million for past response activity costs incurred by MDNR in connection with this site. Clark is still assessing the allegations contained in the Complaint, but believes it has good defenses to the allegations.

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

ITEM 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.7 Second Amendment, dated as on July 15, 1994, to Credit Agreement between the Company, the Banks listed therein, Banker's Trust Company as Issuing Bank, the Toronto-Dominion Bank, as Co-Agent and BT Commercial Corporation, as Agent .

     (b) Reports on Form 8-K

         None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CLARK REFINING & MARKETING, INC.
                                              (Registrant)

                                    /s/ James A. Zweifel
                                    ---------------------------
                                    James A. Zweifel
                                    Vice President - Controller

August 12, 1994