Form 10-Q
period 1994-09-30
CLARK REFINING & MARKETING INC
filed 1994-11-02
CIK 20762

     --------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 1994

                                      OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from  __________ to __________




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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Echange Act 1934 during the preceeding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.      Yes ( x )   No  (   )



  Number of shares of registrant's common stock, $.01 par value, outstanding as of October 20, 1994: 100, all of which are indirectly owned by The Horsham Corporation.


  ---------------------------------------------------------------------------

                          REPORT OF INDEPENDENT ACCOUNTANTS
                          ---------------------------------


  To the Board of Directors of
  Clark Refining & Marketing, Inc.:

      We have reviewed the accompanying balance sheet of Clark Refining & Marketing, Inc. (a Delaware corporation and wholly-owned subsidiary of Clark USA, Inc.) as of September 30, 1994, and the related statements of earnings for the three and nine-month periods ended September 30, 1994 and 1993 and cash flows for the nine-month periods ended September 30, 1994 and 1993.
  These financial statements are the responsibility of the Company's management.

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


                                       Coopers & Lybrand L.L.P.

  St. Louis, Missouri,
  October 24, 1994

                        CLARK REFINING & MARKETING, INC.
                                 BALANCE SHEETS
                    (Dollars in thousands except per share data)

                                       Reference    September 30,  December 31,
                                         Note          1994          1993
                                       ---------    -------------  ------------
                                                     (Unaudited)
                                ASSETS

  CURRENT ASSETS:
     Cash and cash equivalents                      $  40,558      $  60,771
     Short-term investments              2            122,275        133,752
     Accounts receivable                               81,951         58,103
     Inventories                         3            151,217        147,961
     Prepaid expenses and other                        17,726         15,573
                                                      -------        -------
       Total current assets                           413,727        416,160

  PROPERTY, PLANT AND EQUIPMENT                       394,875        360,945

  OTHER ASSETS                           4             35,846         34,349
                                                     --------       --------
                                                     $844,448       $811,454
                                                      =======        =======

       LIABILITIES AND STOCKHOLDER'S EQUITY

  CURRENT LIABILITIES:
     Accounts payable                                $144,759       $138,321
     Accrued expenses and other           5            38,518         43,151
     Accrued taxes other than income                   33,223         30,860
                                                      -------        -------
       Total current liabilities                      216,500        212,332


  LONG-TERM DEBT                                      400,451        401,038
  DEFERRED TAXES                                       39,900         35,248
  LIABILITY FOR POSTRETIREMENT BENEFITS                17,811         16,858
  CONTINGENCIES                           6                --             --

  STOCKHOLDER'S EQUITY:
     Common stock ($.01 par value per share;
     1,000 shares authorized and 100
     shares issued and outstanding)
     Paid-in capital                                   30,000         30,000
     Retained earnings                    2           139,786        115,978
                                                      -------        -------
       Total stockholder's equity                     169,786        145,978
                                                      -------        -------
                                                     $844,448       $811,454
                                                      =======        =======


        The accompanying notes are an integral part of these statements.

                        CLARK REFINING & MARKETING, INC.
                              STATEMENTS OF EARNINGS
                                    (Unaudited)
                              (Dollars in thousands)

                                                       For the three months
                                        Reference      ended September 30,
                                          Note           1994        1993
                                        ---------      ---------     ---------
  NET SALES AND OPERATING REVENUES                 $  689,265       $  549,024

  EXPENSES:
    Cost of sales                                    (597,442)        (459,053)
    Operating expenses                                (58,611)         (56,219)
    General and administrative expenses                (7,742)          (6,667)
    Depreciation                                       (6,726)          (5,864)
    Amortization                               4       (2,354)          (3,141)
    Reversal of inventory write-down to market 3           --               --
                                                    ---------        ---------
                                                     (672,875)        (530,944)
                                                    ---------        ---------
  OPERATING INCOME                                     16,390           18,080

  Interest and financing costs, net          4,5       (8,772)          (8,607)
    Other income                                           --               --
                                                     --------            -----
  EARNINGS BEFORE TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            7,618            9,473

    Income tax provision                               (2,568)          (3,244)
                                                       ------           ------
  EARNINGS BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                   5,050            6,229

    Cumulative effect of change in accounting
          principle                                        --               --
                                                      -------            -----
  NET EARNINGS                                          5,050            6,229
                                                      =======          =======

        The accompanying notes are an integral part of these statements.

                          CLARK REFINING & MARKETING, INC.
                               STATEMENTS OF EARNINGS
                                     (Unaudited)
                               (Dollars in thousands)

                                                        For the nine months
                                            Reference   ended September 30,
                                              Note      1994         1993
                                            ---------   ----------   ----------
  NET SALES AND OPERATING REVENUES                    $ 1,842,209   $ 1,719,067

  EXPENSES:
     Cost of sales                                     (1,574,837)   (1,485,186)
     Operating expenses                                  (174,392)     (162,009)
     General and administrative expenses                  (23,103)      (19,350)
     Depreciation                                         (19,853)      (17,244)
     Amortization                               4          (8,087)       (8,652)
     Reversal of inventory write-down to market 3          26,500            --
                                                       ----------    ----------
                                                       (1,773,772)   (1,692,441)
                                                       ----------    ----------
  OPERATING INCOME                                         68,437        26,626

     Interest and financing costs, net        4,5         (25,738)      (21,714)
     Other income                                              --        11,370
                                                        ---------     ---------
  EARNINGS BEFORE TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                42,699        16,282

     Income tax provision                                 (15,691)       (5,841)
                                                        ---------     ---------
  EARNINGS BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                       27,008        10,441

       Cumulative effect of change in accounting
          principle (net of taxes of $5,992)                   --        (9,595)
                                                         --------     ---------
  NET EARNINGS                                             27,008           846
                                                        =========     =========

          The accompanying notes are an integral part of these statements.

                          CLARK REFINING & MARKETING, INC.
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                        For the nine months
                                                        ended September 30,
                                                        1994          1993
                                                        ----------    --------
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net earnings                                        $   27,008    $    846
    Cumulative effect of change in accounting principle         --       9,595
    Adjustments:
         Depreciation                                       19,853      17,244
         Amortization                                        8,969       9,540
         Share of earnings of affiliates, net of dividends    (610)         15
         Deferred taxes                                     17,133       6,935
         Reversal of inventory write-down to market        (26,500)         --
         Other                                                 953         953
    Cash provided by (reinvested in) working capital -
         Accounts receivable, prepaid expenses and other   (38,971)     (3,647)
         Inventories                                        23,244     (11,349)
         Accounts payable, accrued expenses, taxes other
             than income, and other                          1,261     (14,324)
                                                          --------    --------
              Net cash provided by operating activities     32,340      15,808
                                                          --------    --------
  CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of short-term investments                    (94,498)    (92,835)
    Sales of short-term investments                        100,875     160,902
    Expenditures for property, plant and equipment         (56,846)    (55,381)
    Expenditures for refinery turnaround                    (5,873)    (17,989)
    Proceeds from disposals of property, plant
        and equipment                                        5,268       4,477
    Payment received on note receivable                         --      10,000
    Other investing activity                                    --        (201)
                                                           -------     -------
       Net cash provided by (used in) investing activities (51,074)      8,973
                                                           -------     -------
  CASH FLOWS FROM FINANCING ACTIVITIES:

    Long-term debt payments                                   (587)       (315)
    Deferred financing costs                                  (892)       (579)
    Other                                                       --         299
                                                          --------    --------
       Net cash used in financing activities                (1,479)       (595)
                                                          --------    --------
  NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                        (20,213)     24,186
  CASH AND CASH EQUIVALENTS, beginning of period            60,771      18,643
                                                           -------     -------
  CASH AND CASH EQUIVALENTS, end of period                  40,558      42,829
                                                          ========    ========

        The accompanying notes are an  integral part of these statements.

  FORM 10-Q - PART I
  ITEM 1 FINANCIAL STATEMENTS (continued)

  Clark Refining & Marketing, Inc.

  NOTES TO FINANCIAL STATEMENTS (Unaudited)
  September 30, 1994
  (tabular dollar amounts in thousands of US dollars)

  1.  Basis of Preparation

       The unaudited balance sheet of Clark Refining & Marketing, Inc. (the "Company"), a Delaware corporation and wholly-owned subsidiary of Clark USA, Inc., as of September 30, 1994, and the related statements of earnings for the three month and nine month periods ended September 30, 1994 and 1993, and statements of cash flows for the nine month periods ended September 30, 1994 and 1993, have been reviewed by independent accountants. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

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

  2.  Short-term Investments

       On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This standard requires the classification of short-term investments into three categories and many debt securities to be shown at fair value on the balance sheet. The Company's short-term investments are all considered "Available-for-Sale" and are carried at fair value with the resulting unrealized gain or loss shown as a component of retained earnings.

       Short-term investments consisted of the following:

                    September 30, 1994                 December 31, 1993
Major Security   Amortized Unrealized Aggregate   Amortized Unrealized Aggregate
Type              Cost    Gain/(Loss) Fair Value    Cost     Gain/(Loss) Fair Value
- -------------------------------------------------------------------------------
  U.S. Debt
  Securities $ 42,819     $(1,597)  $ 41,222      $ 52,646  $     43    $ 52,689
  Variable Rate Government
  Funds        54,726      (3,158)    51,568        55,506      (423)     55,083
  Corporate Debt
  Securities   20,158        (115)    20,043        12,651       146      12,797
  Mortgage Backed Debt
  Securities    9,672        (230)     9,442        12,949      (173)     12,776
              -------      -------     ------       ------    ------    --------
             $127,375     $(5,100)  $122,275      $133,752    $ (407)  $ 133,345
              =======      =======   =======       =======    ======    ========

       The contractual maturities of the short-term investments at September 30, 1994 were:

                                         Amortized       Aggregate
                                         Cost            Fair Value
                                         ---------       ----------
       Due in one year or less*        $  78,306       $  75,121
       Due after one year through
         five years                       44,105          42,314
       Due after five years                4,964           4,840
                                         -------          ------
                                       $ 127,375       $ 122,275
                                       =========       =========

       *Includes the Variable Rate Government Funds for which the underlying investments may have contractual maturities greater than one year.

        Although some of the contractual maturities of these short-term investments are over one year,management's intent is to use the funds for current operations and not hold the investments to maturity.

       For the three month and nine month periods ended September 30, 1994, the proceeds from sales of Available-for-Sale securities was $50.8 million and $99.1 million, respectively, with $1.0 million and $1.8 million, respectively, of realized losses recorded for the three month and nine month periods. For the same periods in 1993, the proceeds from the sale of Available-for-Sale securities was $64.0 million and $160.9 million, respectively, with immaterial realized gains in each period. Realized gains and losses are computed using the specific identification method. In October 1994, the Company sold investments totaling $96.6 million at cost and realized a loss of approximately $3.4 million that had previously been recorded as a reduction of stockholder s equity.

       The change in the unrealized holding gains or losses on Available-for-Sale securities for the three month and nine month periods ended
  September 30, 1994, was $0.1 million ($0.0 million after taxes) and $5.1 million ($3.2 million after taxes), respectively. This net unrealized loss is included as a component of retained earnings. The unrealized loss was not recognized in 1993 as SFAS 115 had not yet been adopted by the Company, therefore, the carrying value at December 31, 1993 was the adjusted cost of the short-term investments.

  3.  Inventories

       The carrying value of inventories consisted of the following:

                                           September 30,  December 31,
                                           1994           1993
                                           -----------    -----------
       Crude oil.........................  $    59,943    $    53,860
       Refined and blendstocks...........       72,000        102,604
       Convenience products..............       13,645         12,044
       Warehouse stock and other.........        5,629          5,953
       Inventory write-down to market....           --        (26,500)
                                           -----------    -----------
                                           $   151,217    $   147,961
                                           ===========    ===========

       The market value of these inventories at September 30, 1994, was approximately $5.2 million above the carrying value. Inventories at December 31, 1993 were written down to market value which was $26.5 million lower than the carrying cost. In the first half of 1994, crude oil and related refined product prices rose substantially, allowing the reversal of the inventory write-down to market.

       In the third quarter, the Company increased its line of credit, used primarily for the issuance of letters of credit for securing purchases of crude oil, from $100 million to $120 million principally due to rising crude oil costs and a change in crude oil supply.

  4.  Other Assets

       Amortization of deferred financing costs for the three month and nine month periods ended September 30, 1994, was $0.3 million (1993 - $0.3 million) and $0.9 million (1993 - $0.9 million), respectively, and is included in "Interest and financing costs, net".

       Amortization of turnaround costs for the three month and nine month periods ended September 30, 1994, was $2.4 million (1993 - $3.1 million) and $8.1 million (1993 - $8.6 million), respectively.

  5.  Interest and Financing Costs, Net

       Interest and financing costs, net, consisted of the following:

                       For the three months             For the nine months
                       ended September 30,              ended September 30,
                        1994           1993             1994           1993
                        --------       --------         --------       --------
   Interest expense     $ 10,118       $ 11,351         $ 30,466       $ 30,298
   Financing costs           352            376            1,025          1,147
   Interest income          (918)        (2,309)          (4,268)        (7,403)
                        --------       --------         --------       --------
                           9,552          9,418           27,223         24,042
   Capitalized interest     (780)          (811)          (1,485)        (2,328)
                        --------       --------         --------       --------
                        $  8,772       $  8,607         $ 25,738       $ 21,714
                        ========       ========         ========       ========

       Accrued interest payable at September 30, 1994, of $8.7 million
  (December 31, 1993 - $6.9 million) is included in "Accrued expenses and other".

  6.  Contingencies

       Forty-one civil suits by residents of Hartford, Illinois have been filed against the Company in Madison County Illinois, alleging damage from groundwater contamination. The relief sought in each of these cases is an unspecified dollar amount. The litigation proceedings are in the initial stages. Discovery, which could be lengthy and complex, is still in the early stages. The Company moved to dismiss thirty-four cases filed in December 1991 on the ground that the Company is not liable for alleged activity of Old
  Clark. On September 4, 1992, the trial court granted the Company's motions to dismiss. The plaintiffs were given leave to re-file their complaints but based only on alleged activity of the Company occurring since November 8, 1988, the date on which the bankruptcy court with jurisdiction over Old
  Clark's bankruptcy proceedings issued its "free and clear" order.  In November
  1992, the plaintiffs filed thirty-three amended complaints. In addition, one new complaint involving nine plaintiffs was filed. It is too early to predict whether any of these cases will go to trial on the merits and if so, what the risk of exposure to the Company would be at trial. It is also not possible to determine whether or to what extent the Company will have any liability to other individuals arising from the groundwater contamination.

       The Company is subject to various legal proceedings related to an age discrimination class action lawsuit, governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters. While it is not possible at this time to establish the ultimate amount of liability with respect to such contingent liabilities, the Company is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on its financial position, however, an adverse outcome of these matters could have a material effect on quarterly or annual operating results when resolved in a future period.

  7.  Pending Asset Acquisition

       On August 18, 1994, the Company entered into an asset purchase agreement
  (the "Purchase Agreement" ) for the purchase of Chevron USA, Inc.'s Port
  Arthur, Texas refinery and certain related terminals, pipelines, and other assets for $74 million, plus approximately $140 million for inventory and spare parts (depending upon prevailing market prices for inventory at closing). The Purchase Agreement also provides for contingent payments to Chevron of up to $125 million over a five year period from the closing date of the acquisition in the event refining industry margin indicators exceed certain escalating levels. Chevron will retain primary responsibility for required remediation of most pre-closing environmental contamination with the Company retaining responsibility for the soil under the active operating units.

       The closing is subject to the completion of certain environmental assessments and agreements with certain collective bargaining units. A late
   1994 closing is expected for the transaction.














































  8.  Public Stock and Debt Offering

       In order to finance a portion of the Port Arthur refinery acquisition, Clark anticipates receiving a capital contribution from Clark USA as a result of their public offering of 7,500,000 shares of common stock and a $100 million note offering. The closing of the common stock offering and the note offering are conditional upon the closing of each other and upon the closing of the Port Arthur acquisition.

       In anticipation of the initial public offering by Clark USA and prior to its effective date, Clark is seeking consents from the holders of its 9 1/2%
  Notes and its 10 1/2% Notes, to waive or modify the terms of certain covenants under the indentures governing these securities.

       The purpose of the consent solicitation is, among other things, to permit
  Clark to increase the amount of its authorized working capital facility in connection with the Port Arthur acquisition and to incur additional tax-exempt indebtedness for capital expenditures.

       In the event the consents are effected, Clark will make a payment to each holder whose duly executed consent is received and not revoked. A consent payment, in an amount to be determined, will be made in cash for each $1,000 in principal amount of the 9 1/2% Notes and the 10 1/2% Notes.

       In connection with the above transactions, Clark proposes to enter into a new three year revolving credit facility, collateralized by all of Clark's current assets and certain intangibles. The amount of the facility will initially be the lesser of $220 million or the amount available under a borrowing base, as defined, representing specified percentages of cash, investments, receivables, inventory and other working capital items. Upon consummation of the common stock offering, the note offering and the Port
  Arthur acquisition, the facility will increase to the lesser of $450 million or the amount available under the borrowing base.


























  ITEM 2 Management's
  Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

  Financial Highlights

       The following tables reflect the Company's financial and operating highlights for the three and nine month periods ended September 30, 1994 and 1993. All dollars listed are in millions except per barrel, per gallon and per store information.

  Financial Results: (a)

                               For the three months     For the nine months
                               ended September 30,      ended September 30,
                                  1994      1993           1994      1993
                               --------------------     -------------------

  Net sales and operating
    revenues                    $ 689.3   $ 549.0       $1,842.2    $ 1,719.1
  Cost of sales                  (597.4)   (459.1)      (1,574.8)    (1,485.2)
  Operating expenses              (58.6)    (56.2)        (174.4)      (162.0)
  General and administrative
    expenses                       (7.7)     (6.7)         (23.1)       (19.4)
  -----------------------------------------------------------------------------
  Adjusted EBITDA (b)              25.6      27.0           69.9         52.5
  Depreciation and amortization    (9.1)     (9.0)         (27.9)       (25.9)
  Interest and financing costs,
    net                            (8.8)     (8.6)         (25.7)       (21.7)
  -----------------------------------------------------------------------------
  Earnings before income taxes (c)  7.7       9.4           16.3          4.9
  Income tax (provision)
    benefit (c)                    (2.6)     (3.2)          (5.7)        (1.7)
  -----------------------------------------------------------------------------
  Earnings before unusual items (c) 5.1       6.2           10.6          3.2
  Unusual items, after taxes (c)     --        --           16.4         (2.4)
  -----------------------------------------------------------------------------
  Net earnings (loss)             $ 5.1     $ 6.2         $ 27.0       $  0.8
  -----------------------------------------------------------------------------

       (a) This table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.
       (b) Earnings before interest, taxes, depreciation and amortization, adjusted for "unusual items."
       (c) The Company considers certain items for the nine months ended September 30, 1994 and 1993 as "unusual." Detail on these items is presented below.

       Net earnings, excluding "unusual items" for the first nine months of 1994, improved compared to the nine months ended September 30, 1993. Improved refining productivity and improved first quarter 1994 market conditions contributed to the increased earnings. In addition, refining production was reduced in the first half of 1993 when the Blue Island refinery underwent a scheduled maintenance turnaround which reduced the volume of refined product production by approximately three million barrels. The first phase of a maintenance turnaround on the FCC and alkylation units at the Hartford refinery began in mid-September and was completed in mid-October of 1994.
  The second phase of the turnaround on the crude unit is planned for early in 1995. The phase of the turnaround performed in 1994 reduced production of refined product at the Hartford refinery by approximately 30,000 barrels per day, and increased the production of lower value intermediate feedstocks by approximately 25,000 barrels per day. The second phase of the turnaround to be performed in 1995 is expected to reduce the refined product output by approximately 37,000 barrels per day for approximately four weeks. Net earnings in the third quarter of 1994 declined versus the prior year due to the maintenance turnaround at the Hartford refinery and increased operating and interest expenses. Net sales and operating revenues in the first nine months and third quarter of 1994 were higher than the prior year period due to an increase in crude oil and product prices since the first quarter of 1994 that resulted in both increased selling prices and costs of goods sold. Adjusted EBDITDA approved to $69.9 million for the first nine months of 1994 from $52.5 million in the first nine months of 1993.

  Unusual Items:

                                     For the three months    For the nine months
                                     ended September 30,     ended September 30,
                                         1994    1993            1994    1993
                                     --------------------    ------------------
  Reversal of inventory write-down
                to market              $  --   $  --           $ 26.5   $   --
  -----------------------------------------------------------------------------
  Impact on operating income              --      --             26.5       --
  Gain on sale of stores                  --      --               --      2.9
  Litigation settlements                  --      --               --      8.5
  Change in accounting principle          --      --               --    (15.6)
  -----------------------------------------------------------------------------
       Total                           $  --   $  --           $ 26.5   $ (4.2)
  -----------------------------------------------------------------------------
       Net of Taxes                    $  --   $   --          $ 16.4   $ (2.4)
  -----------------------------------------------------------------------------

       Several items which are considered by management as "unusual" are excluded throughout this discussion of the Company's results of operations.
  A non-cash write-down of $26.5 million was taken in the fourth quarter of 1993 to reflect the decline in the value of petroleum inventories below carrying value caused by a substantial drop in petroleum prices. Crude oil and related refined product prices rose substantially in the first nine months of 1994 allowing the Company to recover the original charge. Accordingly, a reversal of the inventory write-down to market was recorded in the first half of 1994. A return to lower prices could result in future charges. Effective January 1, 1993, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," reflected as a change in accounting principle, and SFAS No. 109 "Accounting for Income Taxes," which was accounted for by restating prior periods. An unusual credit was recorded in the first quarter of 1993 related to the favorable settlement of litigation. Second quarter 1993 earnings benefited from the sale of certain retail stores in non-core markets.

  Refining

  Refining Division Operating Statistics:

                             For the three months    For the nine months
                             ended September 30,     ended September 30,
                             1994     1993           1994      1993
                             -------------------     -------------------
  Crude oil throughput
    (m bbls/day)               143.0     131.4           139.9     119.8
  Production (m bbls/day)      135.8     139.5           140.0     130.1
  Gross margin ($/barrel)    $  3.34   $  3.28         $  3.56   $  3.10
  Gross margin               $  41.7   $  42.0         $ 135.9   $ 110.2
  Operating expenses         $ (29.4)  $ (28.2)        $ (87.3)  $ (79.9)
  Divisional G & A expenses  $  (2.8)  $  (2.0)        $  (8.2)  $  (6.0)
  Contribution to operating
    income                   $   9.5   $  11.8          $ 40.4    $ 24.3

       The refining division contributed $9.5 million (1993 -$11.8 million) in the third quarter and $40.4 million (1993 - $24.3 million) in the first nine months of 1994 to the Company's operating income. In addition to the 1993 maintenance turnaround and the impact of market conditions mentioned above, earnings for the first nine months of 1994 improved over the prior year period due to increased refining productivity. These productivity improvements resulted from the processing of lower cost sour crude oil representing 25% of crude oil throughput compared to none in the prior year period, a 10% higher crude oil processing rate at the Blue Island refinery, the implementation of several yield improvement projects at the Hartford refinery, which among other things allowed the recovery of an additional 900 barrels per day of light cycle oil from slurry and 300 barrels per day of hydrocarbon product previously being lost to the flare, and record wholesale marketing volumes at enhanced margins.

       Earnings were negatively impacted by market factors largely beyond the Company's control, principally the narrowing price benefit of using heavy sour crude oil (the predominant input at the Hartford refinery) versus sweet crude oil and the decreased availability of Canadian light sweet crude oil (the predominant input at the Blue Island refinery) in the first nine months of 1994. After a strong first quarter, refining margins for the industry and for the Company weakened in the second quarter as product prices did not keep pace with rising crude oil costs. Third quarter industry margins stabilized and were comparable to 1993. Margins weakened in the later part of September due to market uncertainty regarding demand and storage for conventional fuel in advance of the mandated fourth quarter transition to reformulated gasoline in certain markets. Such uncertainty and logistical concerns may cause short-term market volatility in the transition period. The above mentioned maintenance turnaround at the Hartford refinery reduced third quarter production and will also impact fourth quarter production. The Company does not view these factors as long-term trends. Operating and divisional general and administrative expenses were higher in the third quarter and first nine months of 1994 compared to the prior period. These expenses for the first nine months of 1994 increased over the same period in 1993 due to increased labor hours to meet operating needs related to colder than normal weather ($0.8 million), new labor ($1.2 million) and sulfur processing ($1.4 million), contracts and enhanced refinery planning and operations support services ($1.8 million).

  Retail

  Retail Division Operating Statistics

                                For the three months  For the nine months
                                ended September 30,   ended September 30,
                                1994          1993     1994         1993
                                -------       ------   ------       ------

  Gasoline volume (mm gals.)     261.8        257.6      771.7        770.0
  Gasoline volume (m gals. pmps) 106.1        101.3      102.7         98.8
  Gasoline gross margin
        (cents/gal)               13.1         12.9       11.4         10.6
  Gasoline gross margin          $34.4        $33.2      $88.0        $81.3
  Company operated stores
     (at period end)             811          838        811          838
  Dealer operated stores
     (at period end)              10           10         10           10
  Convenience product sales     $ 61.4       $ 58.2    $ 174.8      $ 166.2
  Convenience product sales
     (pmps)                     $24,885      $22,892   $23,256      $21,328
  Convenience product gross
     margin (% of sales)          25.6%        25.4%      24.9%        25.5%
  Convenience product gross
     margin                     $ 15.7       $ 14.7     $ 43.4       $ 42.4
  Convenience product gross
     margin (pmps)              $ 6,376      $ 5,798    $ 5,784     $ 5,437
  Operating expenses            $ (29.2)     $ (28.0)   $ (87.1)    $ (82.1)
  Divisional G & A expenses     $ (1.3)      $ (0.6)    $  (4.5)    $  (2.8)
  Contribution to operating
     income                     $ 19.6       $ 19.3     $ 39.8      $  38.8
   pmps = per month per store

       The retail division contributed $19.6 million (1993 - $19.3 million) in the third quarter and $39.8 million (1993--$38.8 million) in the first nine months of 1994 to the Company's operating income. Average monthly gasoline volumes and convenience product margins per store for the third quarter and the first nine months of 1994 increased compared to the prior year period. Gross margins were also impacted by a decrease in the average number of stores in operation. Results for the third quarter and the first nine months of 1994 were strengthened by favorable retail market conditions and the repeat of a three-week first quarter promotion (also run in 1993) which offered all grades of gasoline for the same price as regular unleaded gasoline. These improvements were partially offset by increased operating and divisional general and administrative expenses in the third quarter and the first nine months of 1994 related to increased store operating hours, increased insurance coverage, marketing support for training, merchandising and advertising, and information services.

       While the number of stores declined in the third quarter of 1994 from 840 to 821 due principally to the Company's sale of 14 stores in the Evansville, Indiana market, the Company entered into an operating lease on October 24, 1994 for 21 stores in the Chicago metropolitan area which will strengthen that key market. Under the terms of the operating lease, an additional 14 stores are expected to be added over the next year. In addition, the Company is negotiating an operating lease for an additional 35 stores in another key Illinois market. Although the Company expects to enter into this operating lease in late 1994 or early 1995, no assurance can be given that such operating lease will be entered into.

  Other Financial Highlights

       Corporate general and administrative expenses were $3.5 million (1993 - $4.1 million) for the third quarter and $10.3 million in the first nine months of 1994, a decrease of $0.4 million from the prior year period due principally to a reduction in allowances for bad debts.

       Depreciation and amortization expenses in the third quarter and first nine months of 1994 increased by $0.1 million and $2.1 million, respectively, compared to the prior year period, principally due to higher levels of property, plant and equipment, partially offset by decreased amortization related to the Company's ability to extend the amortization period by five months on the previous Hartford maintenance turnaround due to a postponement of the Hartford maintenance turnaround to late in 1994 and early in 1995.

       Net interest and financing costs increased in the third quarter and first nine months of 1994 compared to the prior year period primarily due to lower returns on funds invested.

  Liquidity and Capital Resources

       Operating cash flow (cash generated from operating activities before working capital changes), improved to $46.8 million in the first nine months of 1994 from $45.1 million in the prior year comparable period. Cash flow was impacted by the fluctuation in the Company's net earnings in the quarter and the first nine months. Working capital at September 30, 1994 was $197.2 million, a 1.91 to 1 current ratio, versus $203.8 million, a 1.96 to 1 current ratio at December 31, 1993. The increased earnings along with decreased inventory levels, decreased accounts payable balances and increased accounts receivable balances, all of which fluctuate with market opportunities and operational needs, combined to result in relatively unchanged working capital. However, pipeline movement restrictions and refinery crude oil supply economics in recent months favoring purchases of cargos of crude oil that have shorter payment terms than pipeline purchases, have reduced cash and short-term investments at September 30, 1994 by approximately 20.0 million.

       In general, the Company's short-term working capital requirements fluctuate with the pricing and sourcing of crude oil. Historically, the Company's internally generated cash flows have been sufficient to meet its needs. The Company has in place a committed revolving line of credit for short-term cash borrowings and for the issuance of letters of credit primarily for purchases of crude oil, other feedstocks and refined products. The existing line of credit was increased from $100 million to $120 million in the first half of 1994. The facility will be refinanced in connection with the Company's proposed debt and equity offerings and the closing of the acquisition of Chevron's Port Arthur, Texas refinery (see below). At September 30, 1994, $67.1 million of the line of credit was utilized for letters of credit. There were no direct borrowings under Clark's line of credit at September 30, 1994.

       Cash flows from investing activities, (excluding short-term investment activities which the Company manages similar to cash and cash equivalents) are primarily affected by capital expenditures including maintenance turnarounds. The reduction in cash used in investing activities in the first nine months of 1994 compared to the prior year period resulted from lower capital expenditures and the absence of major maintenance turnaround expenditures (1994 - $5.9 million; 1993 - $18.0 million) during the nine months ended September 30, 1994. Total capital expenditures equaled $56.8 million during the first nine months of 1994 (1993 - $55.4 million) Refining division capital expenditures totaled $36.7 million in the first nine months of 1994 (1993 - $32.8 million). Two-thirds of the refining capital expenditures were directed towards discretionary productivity improvement projects and the balance were related to regulatory compliance. Retail division capital expenditures of $18.5 million (1993 - $20.7 million) were related to store reimaging and upgrades, installation of store security packages and regulatory compliance.

       In August 1994, Clark entered into a purchase agreement to acquire Chevron U.S.A. Inc.'s ("Chevron") 200,000 barrel per day Port Arthur, Texas refinery and certain related assets for $74 million plus inventory and spare parts of approximately $140 million, ($5.0 million of which has been paid as a deposit). The purchase agreement provides for contingent payments to Chevron of up to $125 million over a five year period from the closing date of the acquisition in the event that refining industry margin indicators exceed certain escalating levels. The Company believes that even if such contingent payments would be required to be made, they would not have a material adverse effect on the Company's results of operations as the Company would also benefit by receiving one half of such increased margins. Such contingent payments would not be payable based on these industry margin indicators through September 30, 1994. The acquisition is expected to close in late 1994. The Company expects to incur additional costs of approximately $12 million related to business and environmental due diligence and capital expenditures during the two years following the acquisition.

       Clark and Clark USA plan to finance the acquisition with existing cash and short-term investments and the net proceeds of a $150 million common stock offering and $100 million debt offering. The common stock offering would result in the mandatory redemption of one-half of Clark USA's outstanding Zero Coupon Notes at 110% of accreted value (estimated at approximately $83 million) and a contingent consideration payment due AOC L.P. related to the December 1992 purchase of the minority interest. Based on initial due diligence, the Company estimates that during the period 1995-1998, capital and turnaround expenditures at the Port Arthur refinery should average approximately $50 - $60 million per year, including wastewater and safety projects required to be completed under the purchase agreement. It is anticipated the capital expenditures will approximately be divided among on-going maintenance projects (40%), environmental projects (30%) and productivity improvement projects (30%.) The Port Arthur refinery completed a major maintenance turnaround in May 1994. The Company expects that the cash flow from the Port Arthur refinery will be sufficient to cover capital expenditures and any potential contingent payments to Chevron.

        The Company is refinancing its existing working capital facility. The new working capital facility is expected to provide the Company with sufficient liquidity to support the expanded letter of credit needs related to the acquisition of the Port Arthur refinery. It is currently expected that the new credit agreement will contain convenants that are customary for agreements of this type. The Company's ability to affect its inventory management strategies will not be hindered by convenants in the new credit facility.

       Funds generated from operating activities and the financings, together with existing cash, cash equivalents and short-term investments, are expected to be adequate to fund existing requirements for working capital and capital expenditure programs, including those related to the Port Arthur refinery, for the next year. Future working capital, discretionary capital expenditures, environmentally-mandated spending and acquisitions may require additional debt or equity capital.

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

        On May 5, 1993, Clark received correspondence from the Michigan Department of Natural Resources ("MDNR") indicating that the MDNR believes Clark may be a PRP in connection with groundwater contamination in the vicinity of one of its etail stores in the Sashabaw Road area north of Woodhull Lake and Lake Oakland, Oakland County Michigan. Clark has begun an initial investigation into the matters raised by the MDNR. At the request of the MDNR, Clark has conducted an investigation into the historical use of its site, potential contaminants used at the site, third party sites which may be the source of contaminants and is also conducting a subsurface
  investigation of its site and the surrounding area.   On July 22, 1994,
  MDNR commenced suit against Clark and Chevron U.S.A. Inc. seeking $0.3 million for past response activity costs incurred by MDNR in connection with this site. Clark is still assessing the allegations contained in the Complaint, but believes it has good defenses to the allegations.

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

       On October 7, 1994, the FCC processing unit at the Blue Island refinery experienced an on-site electrical malfunction which resulted in the release to the atmosphere of used catalyst, containing low levels of heavy metals, including antimony, nickel and vanadium. The release resulted in the temporary evacuation of certain areas near the refinery, including a high school. Approximately 50 people were taken to area hospitals. The Company has undertaken to reimburse the medical expenses incurred by people receiving treatment. As of October 25, 1994, no lawsuits have been filed in connection with this incident, nor have any enforcement actions been initiated by any regulatory agencies. The Company does not believe that the resolution of any legal proceedings from this incident, including any governmental proceedings, will have a material adverse effect, individually or in the aggregate, on the Company's financial position.


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


                                        CLARK REFINING & MARKETING, INC.
                                                   (Registrant)



                                        /s/  James A. Zweifel
                                        -------------------------------------
                                        James A. Zweifel
                                        Vice President - Controller

October 27, 1994