Form 10-K405
CLARK REFINING & MARKETING INC
filed 1995-03-31
CIK 20762

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 _____________

                                   FORM 10-K


  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1994
                                           OR
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _____ to _____.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Number of shares of registrant's common stock, $.01 par value, outstanding as of March 17, 1995: 100 all of which are owned by Clark USA, Inc.

                        CLARK REFINING & MARKETING, INC.

-------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
                                     PART I

Items 1 and 2.  Business; Properties.................................  1

Item 3.         Legal Proceedings.................................... 20

Item 4.         Submission of Matters to a Vote of Security Holders.. 21

                                    PART II

Item 5.         Market for the Registrant's Common Stock and Related
                  Shareholder Matters................................ 21

Item 6.         Selected Financial Data.............................. 22

Item 7.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................ 24

Item 8.         Financial Statements and Supplementary Data.......... 34

Item 9.         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure................ 34

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant... 34

Item 11.        Executive Compensation............................... 36

Item 12.        Security Ownership of Certain Beneficial Owners
                  and Management..................................... 40

Item 13.        Certain Relationships and Related Transactions....... 40

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports
                  of Form 8-K........................................ 41

Glossary of Terms.................................................... 43

Signatures........................................................... 62

Certain industry terms are defined in the Glossary of Terms

                                    PART I

ITEM 1 AND 2.  BUSINESS; PROPERTIES

  Clark Refining & Marketing, Inc. (the "Company" or "Clark"), headquartered in St. Louis, Missouri, is a leading independent refiner and marketer of petroleum products in the central United States. Its principal activities consist of crude oil refining, wholesale marketing of refined petroleum products and retail marketing of gasoline and convenience products through its company-operated retail network. These operations have been conducted under the Clark name for over 60 years.

  All of the outstanding common stock of Clark is owned by Clark USA, Inc. ("Clark USA"). In November 1988, Clark USA was formed by The Horsham Corporation ("Horsham") and AOC Limited Partnership ("AOC L.P.") to hold all of the capital stock of Clark Refining & Marketing, Inc. ("Clark") and certain other assets. Pursuant to a stockholder agreement (the "Stockholder Agreement") among AOC L.P., Horsham, Clark USA and Clark, Horsham purchased 60% of the equity capital of Clark USA and AOC L.P. purchased the remaining 40% interest. On December 30, 1992, Horsham and Clark USA entered into a Stock Purchase and Redemption Agreement (the "Stock Purchase Agreement") with AOC L.P. to purchase all of the shares and options to purchase shares of Clark USA owned by AOC L.P. (the "Minority Interest"), resulting in Horsham owning 100% of the outstanding equity of Clark USA at that time. On February 27, 1995, Clark USA sold $135 million of additional equity to a subsidiary of Horsham. The Horsham subsidiary immediately resold $120 million of the equity to Tiger Management Corporation, an institutional money manager, for an interest of between 35.6% and 40.0% (based on 1995 earnings) of Clark USA. As a result, the Company received an equity contribution of $150 million from Clark USA and used such proceeds along with existing cash to acquire (the "Acquisition") from Chevron U.S.A., Inc. ("Chevron") its Port Arthur, Texas refinery and related assets ("the Port Arthur Refinery") for approximately $70 million, plus approximately $138 million for inventory and spare parts. Clark is also obligated under certain circumstances to pay to Chevron contingent payments (the "Chevron Contingent Payments") based on refining industry margin indicators and the volume of crude oil processed at the Port Arthur Refinery over a five-year period. Based on the prevailing average refining industry margin indicators during 1993 and 1994, Clark would not have been obligated to make any Chevron Contingent Payments had the Chevron Contingent Payments obligations been in place during such periods. The maximum total amount of the Chevron Contingent Payments is $125 million. The Acquisition positions the Company as one of the four largest independent refiners in the United States.

  Clark's assets other than the Port Arthur Refinery were acquired on November 22, 1988 out of bankruptcy proceedings. The assets acquired consisted of (i) substantially all of the assets of Apex Oil Company, Inc., a Wisconsin corporation (formerly OC Oil & Refining Corporation and prior thereto Clark Oil & Refining Corporation, a Wisconsin corporation ("Old Clark")) and its subsidiaries and (ii) certain other assets and liabilities of the Novelly/Goldstein Partnership (formerly Apex Oil Company), a Missouri general partnership ("Apex"), the indirect owner of Old Clark and an affiliate of AOC L.P.

  Horsham, the indirect controlling owner of Clark, is a Canadian management and holding company which also owns controlling interests in Barrick Gold Corporation, one of the worlds largest gold producers; Trizec Corporation Ltd., a major North American real estate company; and Horsham Properties GmbH, a German-based property company.

  Clark operates its business on a decentralized basis through two divisions, a refining and a marketing division. The refining division consists of two Illinois refineries and the Port Arthur, Texas refinery, 16 product distribution terminals, an LPG storage terminal, a crude oil terminal and pipeline interests. The marketing division currently consists of approximately 840 retail locations selling gasoline and convenience products in twelve Midwestern states as well as a wholesale marketing group selling gasoline, diesel and jet fuel and other petroleum products currently on an unbranded basis. In addition, a corporate service division provides centralized administrative, business, financial and human resource support systems for the refining and marketing divisions.

REFINING

 Overview

  The refining division consists of two refineries in Illinois and the Port Arthur, Texas refinery with a combined crude oil throughput capacity of approximately 330,000 barrels per day, 14 product terminals located throughout Clark's Midwest market area, a crude oil terminal, two product distribution terminals and an LPG terminal associated with the Port Arthur refinery, crude and product pipeline interests, and integrated supply, distribution, planning and support operations/services.

  Midwest Refineries

  Clark's Illinois refineries, Blue Island (near Chicago) and Hartford (near St. Louis), are supplied by crude oil pipelines and are also located on inland waterways with barge access. The refineries not only have access to multiple sources of foreign and domestic crude oil supply, but also benefit from crude oil input flexibility. The Company believes that the location of these refineries provides a competitive advantage since the Midwest has historically benefitted from relatively high refining margins and less volatility than comparable operations located in other regions of the United States. In the past, demand for refined products has exceeded supply in the region. This excess demand has historically been satisfied by imports from other regions, providing the Companys Midwest refineries with a transportation cost advantage.

  The Hartford refinery is capable of processing a variety of grades of crude oil, including heavy sour crude at a rated capacity of 60,000 barrels per day. The Hartford refinery has the capability to process approximately 45,000 barrels per day of heavy sour crude oil. Heavy sour crude oil has historically been available at substantially lower cost compared to light sweet crude oil such as WTI. The Blue Island refinery also can process various grades of crude oil, including light sour crude oil at a rated capacity of 70,000 barrels per day. The two refineries are connected by product pipelines, increasing flexibility relative to stand-alone operations. Clark's product terminals allow efficient distribution of refinery production through pipeline systems.


 Blue Island Refinery

  The Blue Island refinery is located in Blue Island, Illinois, approximately 17 miles south of Chicago. The refinery is situated on a 170 acre site, bounded by the town of Blue Island and the Calumet-Sag Canal. The facility was initially constructed in 1945 and, through a series of improvements and expansions, has reached a crude oil capacity of 70,000 barrels per day, although the actual throughput rates have been sustained at levels in excess of rated capacity. The Blue Island refinery has a Nelson Complexity Rating of 8.7 versus an average rating of 9.3 for all Petroleum Administration for Defense District (''PADD'') II refineries. The Nelson Complexity Rating is an industry measure of a refinery's ability to produce high value-added products. Blue Island has among the highest capabilities to produce gasoline relative to the other refineries in its market area and through productivity initiatives has achieved the flexibility to produce low sulfur diesel fuel when the market warrants. During most of the year, gasoline is the most profitable refinery product.

  The feedstocks and production of the Blue Island refinery for the years ended December 31, 1994, 1993 and 1992 were as follows:

                 BLUE ISLAND REFINERY FEEDSTOCKS AND PRODUCTION
                             (BARRELS IN THOUSANDS)


                                    YEAR ENDED DECEMBER 31,
                       -----------------------------------------------
                              1994          1993 (a)          1992
                       -----------------------------------------------
                          BBLS     %      BBLS     %      BBLS     %
                       -----------------------------------------------
FEEDSTOCKS
-----------------------

Light Sweet Crude Oil    20,780   71.3%  22,016   85.9%  25,811   93.3%
Light Sour Crude Oil      7,120   24.5    1,404    5.5       --     --
Unfinished                  157    0.5      873    3.4      760    2.8
Blendstocks               1,076    3.7    1,338    5.2    1,084    3.9
                         ------  -----   ------  -----   ------  -----
Total                    29,133  100.0   25,631  100.0   27,655  100.0
                         ======  =====   ======  =====   ======  =====

PRODUCTION

Gasoline
 Unleaded                12,571   43.7    9,701   38.3   13,423   48.6
 Premium Unleaded         5,558   19.3    5,232   20.6    4,795   17.4
                         ------  -----   ------  -----   ------  -----
                         18,129   63.0   14,933   58.9   18,218   66.0
                                         ------  -----   ------  -----
Other Products
-----------------------
 Diesel Fuel              6,376   22.2    5,329   21.0    3,863   14.0
 Others                   4,293   14.8    5,091   20.1    5,522   20.0
                         ------  -----   ------  -----   ------  -----
                         10,669   37.0   10,420   41.1    9,385   34.0
                         ------  -----   ------  -----   ------  -----
Total                    28,798  100.0   25,353  100.0   27,603  100.0
-----------------------  ======  =====   ======  =====   ======  =====
Output/Day                 78.9            69.5            75.4

(a) The 1993 refinery production yield reflects maintenance turnaround downtime of approximately two months on selected units. During a turnaround, refinery production is reduced significantly.


 Hartford Refinery

  The Hartford refinery is located in Hartford, Illinois, approximately 17 miles northeast of St. Louis. The refinery is situated on a 400 acre site. The facility was initially constructed in 1941 and, through a series of improvements and expansions, has reached a crude oil refining capacity of approximately 60,000 barrels per day. The Hartford refinery includes a coker unit and consequently has a Nelson Complexity Rating of 9.6 versus an average of 9.3 for all PADD II refineries. The Hartford refinery has the ability to process lower cost, heavy sour crude oil into higher value products such as gasoline and diesel fuel. This upgrading capability allows the refinery to produce a high percentage of premium products and permits Clark to benefit from higher margins when heavy sour crude oil is at a significant discount to other crude oil.

  The feedstocks and production of the Hartford refinery for the years ended December 31, 1994, 1993 and 1992 were as follows:

                  HARTFORD REFINERY FEEDSTOCKS AND PRODUCTION
                             (BARRELS IN THOUSANDS)


                                    YEAR ENDED DECEMBER 31,
                       -----------------------------------------------
                            1994 (a)          1993            1992
                       ---------------   -------------   -------------
                          BBLS     %      BBLS     %      BBLS     %
                       ---------------   -------------   -------------
FEEDSTOCKS

Light Sweet Crude Oil     6,037   26.2%   4,817   19.6%   5,312   21.2%
Light Sour Crude Oil      7,696   33.4    3,814   15.5    4,161   16.6
Heavy Sour Crude Oil      8,800   38.2   13,119   53.4   11,115   44.3
Unfinished                   --     --      704    2.9    1,781    7.1
Blendstocks                 506    2.2    2,103    8.6    2,705   10.8
                         ------  -----   ------  -----   ------  -----
Total                    23,039  100.0   24,557  100.0   25,074  100.0
                         ======  =====   ======  =====   ======  =====

PRODUCTION

Gasoline
 Unleaded                 9,777   43.6   10,394   43.6   11,487   46.9
 Premium Unleaded         1,732    7.7    1,892    8.0    1,855    7.6
                         ------  -----   ------  -----   ------  -----
                         11,509   51.3   12,286   51.6   13,342   54.5
                         ------  -----   ------  -----   ------  -----
Other Products

 Diesel Fuel              7,801   34.8    7,979   33.5    7,281   29.7
 Others                   3,106   13.9    3,557   14.9    3,878   15.8
                         ------  -----   ------  -----   ------  -----
                         10,907   48.7   11,536   48.4   11,159   45.5
                         ------  -----   ------  -----   ------  -----
Total                    22,416  100.0   23,822  100.0   24,501  100.0
                         ======  =====   ======  =====   ======  =====
Output/Day                 61.4            65.3            66.9

(a) The 1994 results reflect maintenance turnaround downtime of approximately one month on selected units.


 The Port Arthur Refinery and Acquisition

  The Acquisition more than doubled Clark's refining capacity and provides Clark with a sour crude oil refinery with a technical complexity rating (10.18) in the top third of all U.S. Gulf Coast refineries. The refinery has the ability to process 100% sour crude oil, including up to 20% heavy sour crude oil, and has coking capabilities. The configuration of the Port Arthur Refinery complements Clark's existing refineries with its ability to produce jet fuel, 100% low sulfur diesel fuel, 55% summer reformulated gasoline ("RFG") and 75% winter RFG. The refinery's Texas Gulf Coast location provides access to numerous cost effective domestic and international crude oil sources, and its products can be sold in the mid-continent and eastern U.S. as well as export markets. Clark believes that the Port Arthur Refinery has the potential for significant productivity gains with minimal capital investment, and that it will offer an opportunity for improved results of operations and cash flow.

  The Port Arthur Refinery was operated by Gulf Oil Corporation (''Gulf'') prior to Chevron's acquisition of Gulf in 1984. Although the original refinery on this site began operating in 1904, the refinery has been the subject of substantial capital expenditures. Gulf invested approximately $400 million in a major conversion to sour crude in 1980-1982 and Chevron invested approximately $450 million from 1989 through 1994. Converted by Chevron from a dual train to a single train operation in 1992 in order to achieve a substantial reduction in operating costs, the refinery's rated crude oil design capacity was reduced from what had previously been over 400,000 barrels per day to approximately 178,500 barrels per day. In October 1994, Clark received an air operational permit from the Texas Natural Resources Conservation Commission (the ''TNRCC'') which provides that the refinery crude oil charge rate can be increased to 250,000 barrels per day. Clark intends to operate the refinery at approximately 200,000 barrels per day, subject to market conditions.

  The Port Arthur Refinery consists of approximately 4,000 acres, of which less than 100 acres are occupied by active operating units. These units include a crude unit, catalytic reformer, fluid catalytic cracking unit, hydrotreaters, cogeneration units, sulfur recovery units, gas recovery units, an HF alkylation unit and delayed cokers. The average age of the operating units at the refinery is 17 years, which Clark believes is significantly below the industry average.


 Terminals and Pipelines

  Refined products are distributed primarily through Clark's terminals, company-owned and common carrier product pipelines and by leased barges over the Mississippi, Illinois and Ohio rivers. Clark owns and operates 14 product terminals in its Midwest market area, most of which have product blending capabilities. Most of Clark's terminals are capable of handling and blending ethanol, one of two viable renewable oxygenates required for RFG. Clark is an experienced ethanol user, having used ethanol since the early 1980s. In addition to cost efficiencies in supplying its retail network, the terminal distribution system allows efficient distribution of refinery production.

  Clark enters into refined product exchange agreements with unaffiliated companies to broaden its geographical distribution capabilities, and products are also received through numerous exchange terminals and distribution points throughout the Midwest.

  Clark's Midwest terminals and respective capacities, as of December 31, 1994, were as follows:

                  TERMINAL                CAPACITY
                  --------                ---------
                                          (M BBLS)
                  Blue Island, IL.......      86.6
                  Brecksville, OH.......     252.4
                  Clermont, IN..........     272.0
                  Columbus, OH..........     132.2
                  Taylor, MI............     287.9
                  Granville, WI.........     323.6
                  Green Bay, WI.........     269.0
                  Hammond, IN...........     816.9
                  Hartford, IL..........     567.0
                  Marshall, MI..........     248.3
                  Peoria, IL............     163.2
                  Rockford, IL..........     143.2
                  St. Louis, MO.........     471.3
                  Toledo, OH............     195.4

                                        ----------
                        Total capacity     4,229.0
                                        ==========

  Clark acquired a crude oil terminal, two products terminals and an LPG terminal with associated pipelines as a part of the Port Arthur Acquisition. The Port Arthur Refinery's terminals and respective capacities following the Acquisition were as follows:

                  TERMINAL                            CAPACITY
                  --------                            ---------
                                                      (M BBLS)
                  Beaumont, TX (crude oil and
                   refined products)................   3,220.0
                  Fannett, TX (LPG).................   2,500.0
                  Port Arthur Products Station
                   (approximately 33% interest).....   1,831.5

                                                     ---------
                        Total capacity                 7,551.5
                                                     =========

    Clark's pipeline interests following the Acquisition were as follows:


      PIPELINE               TYPE                INTEREST   ROUTE
      --------               ----                --------   -----
      Southcap               Crude                   36.0%  St.  James, LA to Patoka, IL
      Chicap                 Crude                   22.7   Patoka, IL to Mokena, IL
      Clark Port Arthur      Crude and Products     100.0   Port Arthur and Beaumont, TX
      Wolverine              Products                 9.5   Chicago, IL to Toledo, OH
      West Shore             Products                11.1   Chicago, IL to Green Bay, WI

  These pipelines operate as common carriers pursuant to published pipeline tariffs, which also apply to use by Clark. Clark also owns a dedicated pipeline from the Blue Island refinery to a Company-owned terminal in Hammond, Indiana and from the Port Arthur refinery to an LPG terminal in Fannett, Texas.


 Supply

  Clark's integrated Midwest refining and marketing assets are strategically located in close proximity to a variety of supply and distribution channels. As a result, Clark has the flexibility to acquire the most economic domestic or foreign crude oil and the ability to distribute its products to its own retail system and to most domestic wholesale markets. The Port Arthur refinery's Texas Gulf Coast location provides access to numerous cost-effective domestic and international crude oil sources, and its products can be sold in the mid-continent and eastern United States as well as export markets. Clark has agreements to sell to Chevron, at market prices, 40,000 barrels per day of gasoline and 6,500 barrels per day of low-sulfur diesel and jet fuel for one year from the date of the Acquisition. Remaining production will be used to supply Clark's current wholesale and retail needs with the balance initially sold in the spot markets, while Clark further develops its wholesale and retail networks.

  Clark's Illinois refineries are located on major inland water transportation routes and are connected to various regional, national and Canadian common carrier pipelines. Clark has a minority interest in several of these pipelines. The Blue Island refinery can receive Canadian crude oil through the Lakehead Pipeline from Canada, foreign and domestic crude oil through the Capline Pipeline system originating in the Louisiana Gulf Coast region, and domestic crude oil originating in West Texas, Oklahoma and the Rocky Mountains through the Arco Pipeline system. The Hartford refinery has access to foreign and domestic crude oil supplies through the Capline/Capwood Pipeline systems and access to West Texas, Oklahoma and Rocky Mountain crude oil through the Platte Pipeline system. Both refineries are situated on major water transportation routes which provide flexibility to receive crude oil or intermediate feedstocks by barge when economical.

  Clark has two sour crude oil supply contracts. One is with P.M.I. Comercio Internacional, S.A. de C.V. (''PMI''), an affiliate of Petroleos Mexicanos, S.A. de C.V. This contract is cancelable upon three months' notice by either party, but it is intended to remain in place for the foreseeable future. The volume is currently 15,000 barrels per day of Maya and 30,000 of Olmeca crude oil, with price determination based on a market-related formula applicable to all PMI U.S. customers. The other sour crude oil supply contract is for 15,000 barrels per day of light sour crude oil with Lagoven, a subsidiary of PDVSA with price determination based on a market-related formula. This contract is also cancelable upon three months' notice by either party, but it is intended to remain in place for the foreseeable future. Other term crude oil supply agreements primarily relate to Canadian crude oil delivered to Blue Island. Approximately 25,000 barrels per day are currently under contract with three Canadian suppliers, cancelable with two months' notice by either party.

  In addition to gasoline, Clark's refineries produce other types of refined products. No. 2 diesel fuel is used mainly as a fuel for diesel burning engines. No. 2 diesel fuel production is moved via pipeline or barge to Clark's 16 product terminals and is sold over Clark's terminal truck racks or through refinery pipeline or barge movement. The Port Arthur Refinery produces jet fuel which is generally sold through pipelines. Other production includes residual oils (slurry oil and vacuum tower bottoms) which are used mainly for heavy industrial fuel (e.g., power generation) and in the manufacturing of roofing flux or for asphalt used in highway paving.

  Clark supplies gasoline and diesel fuel to its retail system first, then distributes products to its wholesale operations based on the highest average market returns before product is sold into the spot market.

 Planning and Economics

  Clark employs sophisticated linear programming models to optimize refinery operations. These models enable Clark to predict the yield structure of given crude oils and feedstocks, facilitating optimal feedstock combinations and production of the most advantageous refined product mix for a given set of market conditions. In this manner, Clark is able to take advantage of lower cost crude oils and adjust the output mix in response to changing market prices at any given time.


 Inventory Management

  Clark employs several strategies to minimize the impact on profitability due to the volatility in feedstock costs and refined product prices. These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of six months or less. In addition, Clark, to a lesser extent, uses energy swap agreements similar to those traded on the exchanges, such as crack spreads and crude oil options, to better match the price movements in Clarks markets as opposed to the delivery point of the exchange-traded contract. These strategies are designed to minimize, on a short-term basis, Clarks exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed, balanced daily and subject to internally established risk standards and covenants contained in Clarks credit agreement. The results of these existing hedging activities affect refining costs of sales and inventory costs.

  With the Acquisition, Clark will have an opportunity to limit its exposure to price fluctuations on crude oil and finished product production through the use of U.S. Gulf Coast based energy derivatives, such as forward futures and option contracts relating to Gulf Coast crack spreads. Currently, a market exists for Gulf Coast refinery crack spreads based on published spot market product prices and exchange-traded crude oil. Since Clark will initially be selling the majority of the Port Arthur Refinery's production into the Gulf Coast spot market, Clark believes that forward future and option contracts related to crack spreads may be used effectively to hedge refining margins. Consequently, Clark is considering the feasibility and implementation of such a program, particularly in the initial phase of Clark's operation of the Port Arthur Refinery. While Clarks hedging program, if implemented, would be intended to provide an acceptable profit margin on a portion of the Port Arthur Refinery production, the use of such a program could limit Clarks ability to participate in an improvement in Gulf Coast crack spreads.

  Clark manages its total inventory position in a manner consistent with a hedging policy which states that a normal operating inventory level (base load) will not be hedged, while material increases or decreases from this level will be offset by appropriate hedging strategies to protect against an adverse impact due to unfavorable price moves. With the acquisition of the Port Arthur Refinery and its associated inventory, this base load level approximately doubled. Clarks retail network also reduces risk by providing market sales which represented approximately 74% of the Illinois refineries' gasoline production for the year ended December 31, 1994 and would represent approximately 37% including the Port Arthur refinery. In addition, the retail network benefits from a reliable and cost-effective source of supply.


 Capital Investment

  Clark continually strives to increase its refineries' efficiency and competitive position to meet changing market and regulatory demands. Clark believes that its current strategic capital expenditure plan to comply with mandatory environmental and other regulatory requirements should continue to position Clark to compete effectively. The business strategy evaluates the costs and benefits of complying with environmental regulations, especially those capital projects which are primarily discretionary. Clark evaluates these primarily discretionary environmental compliance expenditures with the goal of incurring such expenditures only when satisfactory returns are expected. Clark plans to optimize capital investments by linking capital spending to cash flow generated within each of its operations.


 Clean Air Act/Reformulated Fuels

  Under the Clean Air Act, the U.S. Environmental Protection Agency (''EPA'') promulgated regulations mandating maximum sulfur content for diesel fuel offered for sale for on-road consumption, which became effective in October 1993. Additional EPA regulations include guidelines for RFG which became effective in 1995 for nine regions in the U.S., including Chicago and Milwaukee, the only two currently affected metropolitan areas in Clark's existing markets. Clark, and virtually all other domestic refineries producing gasoline, were required to make significant capital expenditures to comply with these new requirements.

  Clark has preliminary plans to complete a number of environmental and other regulatory capital expenditure programs over the period 1995 to 1998. Environmental and regulatory expenditures consist of two major categories: mandatory projects to comply with regulations pertaining to ground, water and air contamination and occupational, safety and health issues, and discretionary projects which primarily involve the reformulation of refined fuel for sale into certain defined markets. Clark estimates that total mandatory refining expenditures for environmental and regulatory compliance from 1995 through 1998 will be approximately $200 million in the aggregate. Costs to comply with future regulations can not be estimated.

  Company expenditures required to comply with reformulated fuels regulations are primarily discretionary, subject to market conditions and economic justification. The reformulated fuels programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenated content, detergent addition and sulfur content. The regulations regarding these fuel properties vary in markets in which Clark operates, based on attainment of air quality standards and the time of the year. Modifications were implemented in 1994 to produce 50% RFG at the Blue Island refinery at a cost of approximately $8 million.

  In prior years, Clark invested $23 million in a project initiated to produce low sulfur diesel fuel at the Hartford refinery which was delayed in 1992 based on internal and third party analyses that indicated an oversupply of low sulfur diesel fuel capacity in Clark's marketplace. These analyses projected relatively narrow price differentials between low and high sulfur diesel products. This projection has thus far been borne out after the initial transition to the low sulfur regulations. High sulfur diesel fuel is utilized by the railroad, marine and farm industries. If price differentials widen sufficiently to justify investment, Clark could install the necessary equipment over a 14 to 16 month period at an estimated additional cost of $40 million. Clark believes there may be potential for improved future economic returns related to the production of low sulfur diesel fuel, but is deferring further construction on this project. Clark believes that it would not recover its entire investment in this project should the project not be completed.


 Market Environment

  While current industry refining margins are depressed, Clark believes that it is well positioned to benefit from anticipated long-term improvements in refining industry profitability. These improvements are expected to result from increased demand for refined products at a time when domestic refinery utilization is nearing its maximum crude oil processing limits and industry capital expenditures are expected to decrease. Industry studies indicate that since 1983 a tighter balance in supply and demand for refined light petroleum products has developed in the United States. Capacity utilization for the industry equaled 92% in 1994 (compared to 71.7% in 1983). Clark believes that the maximum sustainable refining industry capacity utilization is approximately 93% due to the requirements for regular maintenance.

  Industry studies attribute the prospect for improving refining industry profitability to, among other things: (i) the high utilization rates of U.S. refineries; (ii) continued economic-related growth in the demand for gasoline in the United States; (iii) the decreasing level of planned capital expenditures for additional refining capacity capable of producing higher-value light petroleum products, such as gasoline and diesel fuel; and (iv) the objective of those refiners that have invested significant capital in environmental-related projects to obtain returns on these investments through higher product prices. Based on its experience and several industry studies, Clark believes that the U.S. refining industry may evidence gradual margin improvement through the end of the decade.

  Clark believes that significant additional domestic grass roots construction is unlikely because of high capital costs and stringent environmental regulations. The last grass roots refinery in the United States was built in the mid 1970s. The only significant increase in refining crude oil processing capacity that Clark anticipates in the next few years is the planned restart of up to 200,000 barrels per day of capacity at the Good Hope refinery in Louisiana by year-end 1995.

  During the last three years, several United States refiners have announced plans to sell or close refineries as a result of the high capital expenditures required to produce RFG and to comply with the Clean Air Act and other environmental regulations. While much of this capacity has been closed, industry sources estimate that an incremental 200,000 barrels per day of capacity could be closed by 2000. These reductions in capacity along with decreased fuel efficiency of RFG will partially offset the addition of oxygenates (ethanol, MTBE and ETBE) which will be added to the gasoline pool to meet the RFG specifications that went into effect in non-attainment areas on January 1, 1995.

  United States gasoline demand has increased by an average of 1% to 2% over the last decade. Industry studies anticipate this demand to continue to track economic growth as measured by statistics such as gross domestic product. In addition, the demand for gasoline in Europe and Asia is expected to increase as these areas emerge from recession, reducing the incentive for foreign refiners to export gasoline to the U.S. The more restrictive RFG specifications and conventional gasoline regulations may also reduce the ability of foreign refiners to supply imported product.

  Refining industry capital expenditure budgets in the United States in the past five years have been high relative to historic levels and have primarily focused on compliance with current and proposed environmental regulations, such as those mandated by the Clean Air Act which provide, among other things, that (i) as of November 1992, 39 cities which had failed to attain mandated carbon monoxide air quality standards were required to use oxygenated gasoline for four to twelve months of each year depending upon each area's historical noncompliance period, and (ii) beginning in 1995, the nine cities which have the worst ozone quality, including the Chicago and Milwaukee metropolitan areas which are two key Clark markets, were required to use RFG throughout the year in order to decrease the emission of hydrocarbons and toxic pollutants. Another 87 areas which have failed to attain ozone air quality standards may elect to use RFG throughout the year.

  Industry studies also indicate that 1994 capital expenditures for the domestic refining industry were expected to be significantly lower than the peak expenditures made during 1992 to comply with then recently adopted environmental regulations. These studies also indicate that capital expenditures to increase capacity are expected to continue to decline through 1997. Although some refineries increased light production capabilities in conjunction with recent environmental project capital spending, the current reduction in capital spending and increased environmental regulations should limit the addition of incremental light petroleum product production capacity at refineries in the United States. Much of this decline in capital spending has occurred in the regions which include Clark's Illinois refineries and the Port Arthur Refinery.

  The differential in the cost of light crude oil versus heavy crude oil has narrowed in recent years due to construction of additional coking capacity as well as an increased percentage of light crude oil availability in the marketplace. Industry studies anticipate this differential to widen in the future due to the reduction in capital spending for new residual oil conversion capacity. Additionally, the differential is anticipated to widen with increased demand for light products that result in utilization of existing conversion capacity requiring incremental crude oil throughput to be lighter, thus increasing its demand and the relative cost. Since the Hartford and Port Arthur refineries have coking capability which enables the processing of heavy crude oil when this differential becomes attractive, the Company believes this development could have a favorable impact on the Companys future cash flow and earnings.

  Strategy

  The refining division has developed a strategy consistent with the Company's overall business strategy that focuses on improving productivity, changing culture, optimizing capital investments and growth. This strategy is described in more detail with respect to productivity and culture as follows:

  Productivity. The refining division operates in a commodity-based market environment in which market prices for crude oil and refined products are largely beyond its control. Accordingly, the refining division focuses on improving productivity by increasing production, enhancing yields and minimizing operating costs.

  Over the past two years, the refining division has identified and implemented, and is continuing to implement, numerous productivity improvement initiatives. Clark anticipates that additional productivity improvements will be identified and implemented in future periods. To date, the refining division has been implementing productivity projects with payouts estimated by Clark to be less than 18 months. Examples of some of the productivity improvements at the Blue Island and Hartford refineries follow:


  Blue Island

  FCC unit charge. A review by independent consultants and Company personnel of the FCC unit resulted in the development of an operating plan to optimize the operation of the unit and increase its effective throughput limits while maintaining carefully determined operational, environmental and safety guidelines. As a result of implementing this plan, the capacity of the FCC unit was increased from approximately 25,000 barrels per day to a nominal rate of 31,000 barrels per day in 1994.

  Sour crude charge. Since it began operation, the refinery has processed sweet crude oil because of its availability. As a result, the sulfur content of the refinery's distillate product was significantly better than market specifications, but Clark did not receive any premium to other high-sulfur but on-specification product. Therefore, Clark was not taking advantage of the differential between sour and sweet crude oil with similar yields. In order to address this opportunity, Clark made minor modifications to its operations in 1993 to process some amount of lower cost sour crude oil. This operating change resulted in the refinery's 1994 crude slate consisting of 25% sour crude oil.

  Crude charge. Historically, the refinery operated using a crude oil throughput limit of approximately 70,000 barrels per day. Following studies by consultants and Company engineers, it was determined that the equipment could safely process higher rates of crude oil with minor unit investments of approximately $0.5 million. Crude oil throughput rates of almost 80,000 barrels per day were achieved in 1994. Following additional planned debottlenecking projects, crude oil throughput rates are anticipated to increase by an additional amount in 1995.


  Hartford

  Deep cut project. The operating parameters for the crude vacuum unit were changed to yield higher production of gas oil and reduced coker charge amounts. Gas oil is a higher value product than coker charge.

  FCC fractionation. The operation of the FCC unit fractionation tower was modified to enable the recovery of a greater amount of light cycle gas oil from the slurry bottoms. Light cycle gas oil is a higher value product than slurry bottoms.

  Reformer guard bed and reactor. This project included installing reactor modifications constructed from an existing spare tower to eliminate undesirable feed constituents prior to processing through the primary catalyst beds. As a result, the improved operating efficiency of the reformer yielded decreased production of less desirable light end products, produced more hydrogen and decreased the amount of scheduled downtime necessary for catalyst regeneration.

  LVGO versus crude preheat. By using light vacuum gas oil (''LVGO'') waste heat and a spare exchanger to preheat crude oil, this project resulted in increased crude unit throughput of approximately 2,000 barrels per day.

  Well water cooler. The temperature in the coker trim cooler was lowered by using 58 degrees F well water rather than 90 degrees F cooling tower water. The lower temperature resulted in additional condensation and enabled recovery of hydrocarbon products that were previously flared.


  Refining Culture. The refining division emphasizes an entrepreneurial approach which uses employee incentives to enhance financial performance through productivity, regulatory compliance and safety. All refining division employees participate in a variety of incentive programs. Clark believes that these incentive programs encourage employees to operate in a safe and productive manner and promote innovation.


MARKETING

  Clark markets gasoline and convenience products in twelve Midwestern states through a retail network of 839 stores at December 31, 1994. Clark also markets refined petroleum products on a wholesale basis to distributors, chain retailers and industrial consumers.


 Retail Overview

  Clark's retail system began operations during the 1930s with the opening of Old Clark's first store in Milwaukee, Wisconsin. Old Clark then expanded throughout the Midwest. At its peak in the early 1970s, Old Clark operated more than 1,800 retail stores and had established a strong market reputation for high octane gasoline at discount prices. In subsequent years, Old Clark, in line with the general industry trends, rationalized its operating stores by closing down marginal locations. During the 1970s, the majority of Old Clark's stores were dealer-operated. To ensure more direct control of its marketing and distribution network, Old Clark assumed operation of most of its stores from 1973 through 1983.

  As of December 31, 1994, Clark had 839 retail stores, all of which operated under the Clark brand name. Of these 839 stores (742 owned and 97 leased), Clark directly operated 829 and the remainder were dealer-operated. Clark believes that the high proportion of company-operated stores enables Clark to respond more quickly and uniformly to changing market conditions than major oil companies which generally have most of their stores operated by dealers or jobbers. All stores sell gasoline on a self-service basis and all sell convenience products.

  More than half of Clark's stores are in major metropolitan areas. Clark's three highest volume core metropolitan markets are Chicago, Detroit and Cleveland. Clark's core markets are markets in which Clark believes it can maintain or develop market share of 8% to 15% in order to leverage brand recognition, promotions and other marketing and operating activities. The geographic distribution of retail stores by state, as of December 31, 1994, was as follows:

                   GEOGRAPHICAL DISTRIBUTION OF RETAIL STORES

                               COMPANY    DEALER   TOTAL
                               OPERATED  OPERATED  STORES
                               --------  --------  ------
           Illinois..........     229        --      229
           Ohio..............     179         3      182
           Michigan..........     167         2      169
           Indiana...........      89        --       89
           Wisconsin.........      77         4       81
           Missouri..........      48         1       49
           Other states (a)..      40        --       40
                                  ---        --      ---
              Total               829        10      839
                                  ===        ==      ===

(a) Iowa, Kansas, Kentucky, Minnesota, Pennsylvania and West Virginia

  To improve gasoline sales volumes and margins, in 1989 Clark began introducing special blending dispenser pumps to market three grades of gasoline. Clark believes the blending pumps improve volumes and margins by enabling Clark to market a more profitable mid-grade gasoline without the installation of costly additional underground storage tanks. In addition, Clark has been installing canopies at its stores which Clark believes will improve gasoline sales volumes due to better lighting and shelter from adverse weather conditions. At December 31, 1994, approximately one-half of Clark's stores had blending pumps and over one-half had canopies. Clark expects that by the end of 1995 approximately 70% of its stores will have blending dispensers, and 90% of its stores will have canopies.

  Until 1989, retail sales were primarily for cash as customers were charged a premium for credit card purchases. In 1989, Clark upgraded its credit card processing system, enabling it to receive payments for credit card sales within 48 hours. Simultaneously, Clark revised its pricing policy to charge the same price for cash and credit card purchases in order to remain competitive with other gasoline retailers. Also in 1989, a business fleet card program was initiated to attract a new segment of customers. Fleet customers are provided with a proprietary credit card and detailed vehicle statistical information which is included on a convenient monthly invoice.

  Clark has implemented a number of environmental projects at its retail stores. These projects include the ongoing Company response to the September 1988 regulations that provided for a 10 year transition period through 1998, and are related to the design, construction, installation, repair and testing of underground storage tanks and the requirement of the Clean Air Act to install Stage II vapor recovery systems at certain retail stores. Clark has underground storage tank leak detection devices installed at nearly all retail locations and has underground storage tanks and lines at approximately one-half of all locations that meet the September 1998 federal underground storage tank compliance deadline. Clark estimates that mandatory retail capital expenditures for environmental and regulatory compliance from 1995 through 1998 will be approximately $40 million in the aggregate. Costs to comply with future regulations cannot be estimated.


 Market Environment

  The retail markets have historically been highly competitive with a number of well capitalized major oil companies and both large and small independent competitors. Industry studies indicate that over the last several years the retail markets have been characterized by several significant trends including
(i) increased store rationalization to fewer geographic regions and (ii) increased consumer emphasis on convenience.

. Rationalization. During the past several years, the retail market has experienced increasing concentration of market share in selected and fewer geographic regions as major oil companies have divested non-strategic locations and have focused efforts on targeted areas, many of which are near strategic supply sources. Additionally, operators have closed marginal and unprofitable locations as a result of increasing environmental regulations requiring replacement of underground storage tanks and lines. The lack of numerous additional favorable sites in existing markets and the high cost of construction of new facilities are also believed to be barriers to new competition.

. Consumer Emphasis on Convenience. Industry studies indicate that consumer buying behavior continues to reflect the increasing demands on consumer time. Convenience and the time required to make a purchase are increasingly important considerations in the buying decision.

  Clark believes these two trends may result in decreased competition and a corresponding increase in market share in Clark's core markets.

  Since 1982, United States gasoline demand has grown by an average of 1% to 2% annually and industry studies anticipate this demand will continue to track economic growth. Other factors which contribute to the modest growth outlook for gasoline include: (i) the lower energy content of oxygenated gasoline compared with conventional gasoline and the resultant lower miles per gallon of this fuel when used in the existing automobile fleet, (ii) the declining difference in the fuel efficiency of the existing and retiring automobile fleet and (iii) the anticipation of relatively small increases in fuel economy of new car models.

 Strategy

  Clark's retail network is over 98% Company-operated. Market research conducted in 1992 indicated that Clark was the third most recognized gasoline brand in its core market areas. Clark believes that its control over its retail operations combined with its established brand name in its markets are competitive advantages. In addition, Clark believes it can add to these advantages by implementing programs to optimize capital expenditures, strengthen brand reputation, grow through acquisitions and maximize customer satisfaction. Clark has developed plans to achieve its strategic goals by focusing on a market segment philosophy designed to increase sales volumes, profits and return on investment by positioning Clark as the premier value-oriented marketer of gasoline and On The Go/TM/ convenience product items in the Midwestern United States.

. Marketing focus. Clark believes its retail market focushigh quality products and fast delivery of services at competitive priceshas not been fully captured in the retail gasoline industry. Clark also believes it can exploit this opportunity by consistently providing fast service and selected convenience products that satisfy immediate consumption demand (Clark's On the Go/TM/ theme). Clark has developed the On The Go/TM/ theme to capture this opportunity, strengthen the brand image and differentiate Clark from (i) the major oil companies, which typically invest more in their locations and price gasoline at a higher level, (ii) the convenience store companies, which typically offer a full range of grocery items and may or may not offer gasoline, and which have a large investment in inventory and square footage and (iii) the unbranded independents, whose gasoline quality may be perceived to be inferior.

. Core markets focus. Market business planning is a management tool that was adopted by Clark in 1992 as the principal method to define preferred markets. This method utilizes economic, demographic and market data to develop market-specific plans for both asset and operational strategies. Clark focuses on core markets where it has, or can develop, a competitive advantage with targeted market share of between 8% and 15%. In those markets where Clark already has a competitive strength on which to build or where opportunities have been identified, Clark will consider expanding through development and acquisition of stores and/or a branded jobber program. In October 1994, Clark acquired through an operating lease 35 stores in the Chicago market, 14 of which will be added during 1995. In addition, Clark has signed an operating lease, subject to financial and environmental due diligence, for an additional 35 stores in another key Illinois market. Although Clark expects to close under this operating lease in early 1995, no assurance can be given that such operating lease will be consummated. In those market areas where the Clark brand name is not strong and Clark has a lower market ranking, Clark will divest retail locations if favorable sale opportunities arise. Clark has recently exited the Louisville, Kentucky and Evansville, Indiana markets and has identified the Minnesota, Kansas and Western Missouri markets for potential store divestitures.

  The marketing division has developed a retail strategy consistent with Clark's overall business strategy. Key elements of this strategy include:

. Improving productivity. The marketing division's retail goal is to achieve significant productivity gains, exclusive of market impacts. Planning and key initiatives are based on this constant margin philosophy to focus the organization on earnings separate from those which reflect only a market impact. Recent productivity improvements include increased monthly gasoline volumes per store of 9% from 1992 to 1993 and 4% from 1993 to 1994, and increased monthly convenience product gross margins per store of 19% from 1992 to 1993 and 7% from 1993 to 1994.

. Optimizing capital investments. Capital investments are linked to the marketing division's and Clark's overall earnings. Capital is budgeted for projects to achieve the marketing division's productivity improvements and acquisition plans as well as to meet Clarks environmental requirements. Funds are allocated for investments such as the reimage program (approximately $18,000 per location) and store expansion projects (approximately $45,000 to $55,000 per location) which Clark believes are significantly below investments made by its key competitors for upgrades of retail facilities.

. Promoting entrepreneurial culture. The marketing division employs a decentralized team-oriented culture with training programs and employee incentives designed to deliver service that exceeds customer expectations. Clark believes that customer satisfaction is linked to employee satisfaction, and that its incentive systems and feedback processes will contribute to the performance and motivation of its focused workforce.

. Growing through acquisitions. Clark has a target of 8% to 15% market share in core markets. Plans have been established to attain the market share target by continuing to improve volumes at existing facilities, building new facilities and acquiring locations from other operators.


 Implementation and Results

  Implementation of the On The Go/TM/ theme began in 1993. This program involves many changes in Clark's human resource development, marketing programs and facilities. Clark believes the implementation of this theme has produced improved marketing division results in both 1993 and 1994.

. Human resources development. Clark believes that part of the improvement in retail division results is attributable to the implementation of employee development programs. Many management and skilled position personnel have been hired from successful competitors and from other highly regarded corporations and retailers with similar market and customer characteristics. Employee performance is monitored versus aggressive goals, and this measurement provides the basis for the division's incentive program. Clark's store managers have the flexibility to price gasoline and to select and price convenience products and also have the responsibility to achieve acceptable gross margin results. Other areas of the organization are responsible for supporting the stores' efforts to provide value and service to existing customers as well as to attract new customers. Clark has committed significant resources to employee training and development. Clark believes this effort has resulted in improved operations, gasoline pricing, customer service and convenience product merchandising.

. Marketing programs. Marketing programs have been implemented to attract new customers as well as create a new consumer image for Clark. Clark's annual ''signature'' promotion run during selected weeks in 1993 and 1994 offered all grades of gasoline for the same price as regular unleaded gasoline. This program resulted in significant increases in total gallons sold during these promotional periods. In addition, Clark believes that the promotion has largely been responsible for the approximate 44% improvement in the sale of higher margin mid-grade and premium gasoline from 1992 to 1994. Additional programs have included system-wide monthly convenience product promotions with attractive point of sale materials, and managers' specials which are targeted to local demographics and customer preferences.

. Facility development. Clark is implementing a four-phase approach to its facilities strategy. This approach is designed to improve productivity and profitability while creating a sustainable competitive position in the marketplace.

  Phase I: This phase was designed to change the convenience product offering to higher margin On The Go/TM/ convenience products while decreasing the reliance on tobacco products. Store interior remodeling was completed in late 1993 which added fountain machines, three door coolers and attractive and functional wall display systems that increased the available sales area in virtually all of Clark's stores. Clark believes that this program contributed to the increase in convenience product revenue for non-tobacco products from 32% of total convenience product sales for 1992 to 40% in 1994. Clark believes this program has also contributed to the improvement of convenience product gross margins from approximately $4,500 per month per store in 1992 to $5,700 per month per store in 1994.

  Phase II: In this phase, Clark developed a reimaging plan for its retail network to modernize stores and convert to Clark's new logo and vibrant color scheme. Clark began implementing this program in March 1994. Clark reimaged 402 stores in 1994 and expects to complete the reimaging of the remainder in 1995. Clark estimates that certain markets already imaged have realized gasoline volume increases of approximately 10% and convenience product sales increases of approximately 15% for 1994 compared to the prior year. No assurance can be given that the results realized in the reimaged stores will be sustained or duplicated in Clark's other markets.

  Phase III: In this phase, Clark developed optimization projects which resulted from Clark's market business planning process. This phase involves adding canopies, enlarging selected stores, and providing new gasoline dispensers and islands and more visible signage. Clark's results indicate that the addition of canopies increased gasoline gallons and convenience product revenues by approximately 15% after one year of operation. Clark's goal is to have a canopy at 90% of all stores by December 31, 1995. The implementation of Clark's S.M.A.R.T. (Smart Merchandising And Rapid Turns) program to modestly enlarge the store sales area to approximately 400 square feet has contributed to gasoline sales increases at these stores of approximately 10% and convenience product sales increases of approximately 20% for 1994 compared to 1993.

  Phase IV: In this phase, Clark will add new stores and product offerings such as car washes, branded fast food, dispenser credit card readers, private label products and other new concepts. Clark has conducted extensive research for all of these concepts and has developed aggressive plans for Phase IV implementation.


 Wholesale Overview

  Clark's wholesale marketing program consists of direct petroleum product sales to truck rack customers as an alternative to spot market sales. In 1992, Clark began to develop this channel and broaden its wholesale customer base by increasing the number of sales representatives and becoming a more consistent supplier. In addition, in anticipation of the October 1993 deadline for low sulfur on-road diesel fuel, Clark focused efforts on building market presence and customer relationships with off-road diesel fuel users. In 1994, Clark's sales of gasoline and diesel fuel to wholesale markets in the Midwest represented approximately 36% and 67%, respectively, of its gasoline and diesel fuel refining production.

  To meet marketing requirements that at times exceed Clark's own refining production, and to benefit from economic and logistical advantages which may occur, Clark also supplies its retail and wholesale networks through exchanges and purchases of refined product from other suppliers. Clark sells its gasoline and diesel fuel on an unbranded basis to approximately 600 distributors and chain retailers. Clark believes these sales offer higher profitability than spot market alternatives. Railroads, barge lines and other industrial end-users represent the largest share of other wholesale customers. Clark believes that a branded distributor program and further focus on the transportation industry offers significant opportunity for incremental sales volumes and earnings in the future.


COMPETITION

  The refining and marketing segment of the oil industry is highly competitive. Many of Clark's principal competitors are integrated multinational oil companies that are substantially larger and better known than Clark. Because of the diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

  The principal competitive factors affecting Clark's refining division are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of Clark's larger competitors have refineries which are larger and, as a result, could have lower per barrel costs or high margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration. Clark obtains all of its crude oil requirements from unaffiliated sources. Clark believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

  The principal competitive factors affecting Clark's retail marketing division are locations of stores, product price and quality, appearance and cleanliness of stores and brand identification. Competition from large, integrated oil companies, as well as convenience stores which sell motor fuel, is expected to continue. The principal competitive factors affecting Clark's wholesale marketing business are product price and quality, reliability and availability of supply and location of distribution points.

ENVIRONMENTAL MATTERS

 Compliance Matters

  Operators of refineries and gasoline stores are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewaters and storm waters, and the handling and disposal of non-hazardous and hazardous waste. Many of these laws authorize the imposition of civil and criminal sanctions upon companies that fail to comply with applicable statutory or regulatory requirements. The Company believes that, in all material respects, its existing operations are in compliance with such laws and regulations.

  However, the Company's existing operations are large and complex. The numerous environmental regulations to which they are subject are complicated, sometimes ambiguous, and often changing. It is therefore possible that there are areas in which the Company's existing operations are not currently in compliance with all environmental laws and regulations. Accordingly, the Company may be required to make additional expenditures to comply with existing requirements.

  The Company anticipates that, in addition to expenditures to comply with existing environmental requirements, it will incur additional costs in the future to comply with new regulatory requirements arising from recently enacted statutes (such as the Clean Air Act requirements for operating permits and control of hazardous air pollutants) and possibly with new statutory requirements.

  Federal, state and local laws and regulations establishing various health and environmental quality standards and providing penalties for violations thereof affect nearly all of the operations of the Company. Included among such statutes are the Clean Air Act, the Resource Conservation and Recovery Act of 1977, as amended ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (''CERCLA''). Also significantly affecting the Company are the rules and regulations of the Occupational Safety and Health Administration (''OSHA'').

  The Clean Air Act requires the Company to meet certain air emission standards and to obtain and comply with the terms of emission permits. The RCRA empowers the EPA to regulate the treatment and disposal of industrial wastes and to regulate the use and operation of underground storage tanks. CERCLA requires notification to the National Response Center of releases of hazardous materials and provides a program to remediate hazardous releases at uncontrolled or abandoned hazardous waste sites. CERCLA was amended and reauthorized by the Superfund Amendments and Reauthorization Act of 1986 (''SARA''). Title III of SARA, the Emergency Planning and Community Right to Know Act of 1986, relates to planning for hazardous material emergencies and provides for a community's right to know about the hazards of chemicals used or manufactured at industrial facilities. The OSHA rules and regulations call for the protection of workers and provide for a worker's right to know about the hazards of chemicals used or produced at facilities.

  Regulations issued by the EPA in 1988 with respect to underground storage tanks require Clark, over a period of up to ten years, to install, where not already in place, detection devices and corrosion protection on all underground tanks and piping at its retail gasoline outlets. The regulations also require periodic tightness testing of underground tanks and piping. Commencing in 1998, operators will be required under these regulations to install continuous monitoring systems for underground tanks.

  In March 1989, the EPA issued Phase I of regulations under authority of the Clean Air Act requiring a reduction for summer months in 1989 in the volatility of gasoline (''RVP'') (the measure of the amount of light hydrocarbons contained in gasoline, such as normal butane, an octane booster). In June 1990, Phase II regulations were issued by the EPA which required further reduction in RVP beginning in May 1992. The Clean Air Act also established nationwide RVP standards effective May 1992, but these do not exceed the EPA's Phase II standards.

  The Clean Air Act has impacted the Company primarily in the following areas:
(i) beginning in late 1994, all gasoline produced and sold in the United States was required to contain additives designed to reduce the formation of engine deposits; (ii) beginning in 1995, a ''reformulated'' gasoline (which would include content standards for oxygen, benzenes and aromatics) was mandated for gasoline sold in the nine worst ozone polluting cities, including Chicago and Milwaukee in Clark's market area; (iii) Stage II hose and nozzle controls will be required on gas pumps to capture fuel vapors in nonattainment areas, which will affect 400 company stores; and (iv) more stringent refinery permitting requirements will be in effect. EPA regulations required that after October 1, 1993 the sulfur contained in on-road diesel fuel produced in the U.S. must be reduced. In addition, stricter refinery waste disposal requirements will apply as a broader group of wastes are classified as hazardous.

  The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on the financial position or operations of the Company and could require substantial additional expenditures by the Company for the installation and operation of pollution control systems and equipment. See ''Legal Proceedings.''


 Remediation Matters

  In addition to environmental laws that regulate the Company's on-going operations, Clark's various operations also are subject to liability for the remediation of contaminated soil and groundwater. Under CERCLA and analogous state laws, certain persons may be liable as a result of the release or threatened release of hazardous substances into the environment. Such persons include the current owner or operator of property where such releases or threatened releases have occurred, any persons who owned or operated such property during the time that hazardous substances were released at such property, and persons who arranged for the disposal of hazardous substances at such property. Liability under CERCLA is strict. Courts have also determined that liability under CERCLA is, in most cases, joint and several, meaning that any responsible party could be held liable for all costs necessary for investigating and remediating a release or threatened release of hazardous substances. As a practical matter, liability at most CERCLA (and similar) sites is shared among all the solvent ''potentially responsible parties'' (''PRPs''). The most relevant factors in determining the probable liability of a party at a CERCLA site usually are the cost of investigation and remediation, the relative amount of hazardous substances contributed by the party to the site and the number of solvent PRPs.

  The release or discharge of petroleum and hazardous materials can occur at refineries, terminals and stores. Clark has identified a variety of potential environmental issues at its refineries, terminals and stores. In addition, each refinery has areas on-site which may contain hazardous waste or hazardous substance contamination and which may have to be addressed in the future at substantial cost. Many of the terminals may also require remediation due to the age of tanks and facilities and as a result of current or past activities at the terminal properties including several significant spills and past on-site waste disposal practices.

  In 1988 and 1989, Clark received correspondence from the EPA inquiring into the nature of Clark's involvement with respect to certain off-site disposal locations known as the Ninth Avenue Site (Gary, Indiana), the U.S. Scrap Site (Chicago, Illinois) and the Tex-Tin Site (Texas City, Texas), and indicating that the EPA believes Clark to be a PRP with respect to such sites. Information contained in such correspondence indicates that these sites were closed and no longer in operation prior to the time Clark commenced operations in November, 1988. Clark believes that any connection with these sites would have been on the part of Old Clark and, as such, believes it has no liability for these sites because of the terms of the Asset Purchase Agreement with Old Clark which provided that Clark would not assume environmental liabilities arising prior to the date of closing. Clark has notified the EPA of its position with respect to each of these sites and has had no subsequent contact from the EPA with respect to the U.S. Scrap and Tex-Tin sites since that notification. On January 6, 1995, Clark received a unilateral Administrative Order (''Order'') issued by the EPA in connection with the Ninth Avenue site identifying ''Clark Oil & Refining Corp.'' as a PRP, along with approximately ninety other parties. The Order instructs the PRPs to design and implement certain remedial work at the site. Information provided with the Order estimates that the remedial work may cost approximately $25 million. In addition, on December 29, 1994, Clark received a lawsuit brought by the Ninth Avenue Remedial Group (''Group'') naming ''Clark Oil & Refining Corp.'' along with approximately eighty other parties as defendants. The Group purports to be an unincorporated association of approximately twenty corporations which have previously responded to administrative orders issued by EPA in connection with the site. The suit alleges that approximately $20 million has been expended by the Group on clean-up activities at the site, and seeks judgment against the defendants for all past and future response costs associated with the site.

  Clark does not believe that it is a proper party to any of the above-described claims. Clark cannot estimate costs for which it may ultimately be liable with respect to these three sites, but, in the opinion of the management of the

Company, these costs should not have a material adverse effect on the Company's financial condition. There can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with those sites would not be substantial.

  In late 1990, Clark received a letter from the Illinois Attorney General Environmental Control Division which included a report prepared by the Illinois Environmental Protection Agency (''IEPA'') on its investigation of the Village of Hartford, Illinois groundwater contamination. The report cited the history of the groundwater contamination in the area including the installation by Old Clark in 1978 of recovery systems in Hartford for the removal of hydrocarbons from the surface of the groundwater. The report identified Clark or Old Clark and two other oil companies as potential contributors to the contamination. In particular, it contended that Clark or Old Clark is the party primarily responsible for the hydrocarbon contamination and demanded that more aggressive and encompassing efforts be immediately initiated by Clark. Clark submitted its response to the letter and the report on January 15, 1991. In its response Clark indicated, without admission of legal liability, that it would continue to cooperate with the Illinois Attorney General and the IEPA by performing a remediation program meeting the objectives defined by the IEPA in its report. The response also contained data which disputed many of the contentions made by the IEPA. Clark's remediation plan was approved by the IEPA and the IEPA has issued all necessary permits to implement the remediation plan. The IEPA is provided with monthly progress reports. Clark successfully completed a major portion of the remediation work under an implementation plan that was submitted to the IEPA in August 1991. The necessity of future remediation work is being evaluated. Based upon the estimates of an independent environmental engineering firm, Clark established a $10 million provision for the estimated costs of its mitigation and recovery efforts in 1991, of which $1.0 million remains for future remediation at December 31, 1994.

  Clark received an administrative complaint from the EPA on June 12, 1992 alleging record-keeping violations of the RCRA concerning 22 stores in Michigan, Indiana and Wisconsin and seeking civil penalties of $600,000. On March 18, 1993, Clark received an amended complaint from the EPA involving similar allegations but reducing the amount of civil penalties sought to $100,000.
Clark settled this matter for a civil penalty of $70,000 in January 1995. Clark received an administrative complaint from the EPA on January 5, 1993 alleging record-keeping and related violations of the Clean Air Act concerning the Hartford refinery and seeking civil penalties of $100,000. On July 11, 1994, the EPA filed an amended complaint alleging additional violations and increasing the amount of the total penalty sought to $200,000. The case was tried to an administrative law judge on August 23-24, 1994. On March 21, 1995, Clark received the Initial Decision of the Administrative Law Judge, finding liability against Clark and assessing a civil penalty of $140,000. Clark is considering whether to appeal this decision.

  An impoundment at the Hartford refinery contains hazardous wastes that were produced as the result of past operations. Clark has been evaluating remedial options with respect to that waste since 1992 and has been in discussions with the IEPA concerning those options. In April 1993 an employee of the IEPA told Clark that the presence of those hazardous wastes may require a permit under the RCRA and that in turn may require corrective action with respect to the entire refinery. Clark has received no formal notice or complaint with respect to these issues from the IEPA. Clark has begun an investigation with respect to the need for a permit and consequent corrective action. Based upon the estimates of an independent engineering firm, Clark established a $9.0 million provision for the estimated costs of site clean-up in 1992, of which $7.6 million has been spent through December 31, 1994 on remedial activities performed after notice to and comments from the IEPA.

  On May 5, 1993, Clark received correspondence from the Michigan Department of Natural Resources (''MDNR'') indicating that the MDNR believes Clark may be a PRP in connection with groundwater contamination in the vicinity of one of its retail stores in the Sashabaw Road area north of Woodhull Lake and Lake Oakland, Oakland County, Michigan. On July 22, 1994, MDNR commenced suit against Clark and Chevron U.S.A. Products Co. seeking $300,000 for past response activity costs incurred by MDNR in connection with this site. Based on its investigation, Clark does not believe that it has contributed to any groundwater contamination which may exist at the site.

  On October 27, 1994, Clark received correspondence from the IEPA indicating apparent non-compliance with the Illinois Environmental Protection Act in connection with certain alleged environmental release incidents occurring at the Hartford refinery from December, 1991 through September, 1994. Pursuant to the correspondence, Clark has met with and provided certain information to the IEPA concerning the allegations. On October 28, 1994, Clark received correspondence from IEPA requesting a meeting with Clark officials to discuss an alleged release of process wastewater and contaminated storm water to the Cal Sag Channel from the Blue Island refinery, and indicating that the matter has been referred to the office of the Attorney General for the State of Illinois for preparation of a formal enforcement complaint. Clark has met with IEPA officials to discuss their concerns over the incident. On October 25, 1994, Clark received correspondence from EPA submitting a proposed agreed administrative order concerning an alleged violation in 1990 for violation of Section 114 of the Clean Air Act for failure to continuously monitor opacity from the stack serving the FCC unit at the Blue Island refinery. The Order does not seek a monetary fine or penalty from Clark. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these matters, the Company believes that the outcome of these matters individually, or in the aggregate, will not have a material adverse effect on the Company's financial position.

Port Arthur Refinery

  The original refinery on the site of the Port Arthur Refinery began operating in 1904, prior to modern environmental laws and methods of operation. While Clark believes that there is extensive contamination at the site, Clark is unable to estimate the cost of remediating such contamination. Under the purchase agreement, Chevron retained responsibility for remediating pre-closing contamination on over 97% of the approximately 4,000 acres that comprise the Port Arthur Refinery. Clark agreed to assume responsibility for any remediation that is required in the area within 25 to 100 feet of the active operating units (the ''Excluded Area''), including soil and groundwater. The Excluded Area encompasses less than 100 acres of the total Port Arthur Refinery site surface area. In addition, as a result of the Acquisition, Clark may become jointly and severally liable under CERCLA for the costs of investigation and remediation at the site. In the unlikely event that Chevron is unable (as a result of bankruptcy or otherwise) or unwilling to perform the required remediation at the site, Clark may be required to do so.

  Chevron will be obligated to remediate the contamination in the areas for which it has retained responsibility as and when required by law, in accordance with remediation plans negotiated by Chevron and the applicable federal or state agencies. Clark has agreed to take no action with the intention of accelerating or increasing Chevron's remediation obligations, and the time period for such remediation is indefinite. Subject to certain exceptions, Clark will generally assume liability for future action (including action required as a result of a subsequent change in law) with respect to each of over 20 geographic areas at the refinery when Chevron's remediation of that area is complete and upon acceptance by the appropriate regulatory authority. Clark is responsible for all contamination arising after the closing of the Acquisition (unless caused by Chevron).

  The Port Arthur Refinery is not classified as a Superfund site under CERCLA, is not on the National Priority List and is not listed as a State Superfund site under the Texas Solid Waste Disposal Act (''SWDA''). In addition, the Port Arthur Refinery is not in the CERCLIS (Comprehensive Response, Compensation and Liability System) database. The EPA's CERCLIS database is a comprehensive list of more than 35,000 identified potentially hazardous waste sites nationwide that may require cleanup. CERCLIS sites that have achieved a certain score using the EPA's Hazard Ranking System are eligible for the Superfund National Priority List.

  The future remediation of the Port Arthur Refinery is regulated according to the provisions of the RCRA, SWDA and the Texas Water Code. The TNRCC has statutory jurisdiction to implement SWDA and the Texas Water Code, and has been granted authority by the EPA to implement the RCRA program. The remediation mechanisms are a RCRA permit and administrative documents issued under State authority which contain certain standards and schedules. A RCRA permit application has been submitted to the TNRCC by Chevron but the permit has not yet been issued. The facility will continue to operate under interim status until the permit is issued. Evaluation of site contamination in the areas for which Chevron is retaining responsibility has not been fully performed and is anticipated to be addressed under the regulatory mechanisms addressed above.

  Clark expects pipe trench remediation and the recovery of free phase hydrocarbons to cost approximately $0.7 million annually for the next ten years for these remediation efforts. The pipe trench remediation is expected to be performed by Clark in the Excluded Area in coordination with Chevron's remediation of the other remaining areas of the Port Arthur Refinery. Clark will accrue approximately $7.5 million as part of the Acquisition for the expected cost of these remediation actions. Due to the difficulty of remediating the soil and groundwater beneath the active operating units and because of the nature of the subsurface geology, which limits the movement of groundwater and free phase hydrocarbons beneath the site, Clark believes that, barring any operational problems, such remediation is not likely to be required until the units are no longer in operation. Therefore, Clark will not accrue any potential liability related to the remediation of the groundwater or soil beneath the Excluded Area. However, Clark estimates in 1994 dollars, remediation of groundwater and soil in the Excluded Area would be approximately $27 million.

  On November 8, 1994, Clark met with representatives of the TNRCC to discuss Clark's proposed approach for remediating the Excluded Area. In a letter dated November 10, 1994, the TNRCC advised Clark that, based on the information provided by Clark, Clark's proposed approach for remediating the excluded areas is ''appropriate and consistent with TNRCC rules and policies for operating refineries.'' However, Clark has not presented, nor has TNRCC approved, a detailed remediation plan, and the TNRCC retains the right to enforce all laws and regulations that may be applicable to the refinery.

  Actual remediation costs, as well as the timing of such costs, are dependent on a number of factors over which Clark has little or no control, including changes in applicable laws and regulations, priorities of regulatory officials, interest from local citizens groups and development of new remediation methods. There can be no assurance as to the timing, incurrence or the extent of actual remediation costs. If total remediation costs significantly exceed estimated costs, or if Clark is required to incur significant capital costs sooner than anticipated, the cost of remediation in the Excluded Area could have a material adverse effect on Clark's financial position and results of operations.


EMPLOYEES

  As of December 31, 1994, Clark employed approximately 5,700 people, approximately 450 of whom were covered by collective bargaining agreements at the Hartford and Blue Island refineries. The Hartford refinery contract expires on February 28, 1996, and the Blue Island refinery contract expires on August 31, 1996. In addition, Clark has a union contract for certain employees at its Hammond, Indiana terminal which expires March 31, 1995 and a new contract is currently being negotiated. Historically, relationships with the unions have been good and neither Old Clark nor Clark has ever experienced a work stoppage as a result of labor disagreements. In connection with the Acquisition, Clark hired approximately 850 former Chevron employees, substantially all of whom are covered by collective bargaining agreements which expire in February 1996.


ITEM 3.  LEGAL PROCEEDINGS

  Forty-one civil suits by residents of Hartford, Illinois have been filed against Clark in Madison County, Illinois, alleging damage from groundwater contamination. The relief sought in each of these cases is an unspecified dollar amount. The litigation proceedings are in the initial stages.
Discovery, which could be lengthy and complex, is only beginning. Clark moved to dismiss thirty-four cases filed in December 1991 on the ground that Clark is not liable for alleged activity of Old Clark. On September 4, 1992, the trial court granted Clark's motions to dismiss. The plaintiffs were given leave to re-file their complaints, but based only on alleged activity of Clark occurring since November 8, 1988, the date on which the bankruptcy court with jurisdiction over Old Clark's bankruptcy proceedings issued its ''free and clear'' order. In November 1992, the plaintiffs filed thirty-three amended complaints, and nine other plaintiffs filed additional complaints. While it is not possible to determine whether or to what extent the Company will have any liability to other individuals arising from the groundwater contamination, the Company believes that the outcome of these complaints will not have a material adverse effect on the Company's financial position.

  On May 4, 1994, the United States Equal Employment Opportunity Commission (''EEOC'') filed a class action lawsuit against Clark in the United States District Court for the Northern District of Illinois alleging that Clark had engaged in a pattern of practice of unlawful discrimination against certain employees over the age of forty. The relief sought by the EEOC includes reinstatement or reassignment of the individuals allegedly affected, payment of back wages, an injunction prohibiting employment practices which discriminate on the basis of age and institution of policies to eradicate the effects of any past discriminatory practices. Clark believes the allegations to be without merit and intends to vigorously defend this action. It is too early to predict whether this case will go to trial, and, if so, what the risk of exposure to Clark would be at trial.

  On October 7, 1994, the FCC processing unit at the Blue Island refinery experienced an on-site electrical malfunction which resulted in the release to the atmosphere of used catalyst containing low levels of heavy metals, including antimony, nickel and vanadium. The release resulted in the temporary evacuation of certain areas near the refinery, including a high school. Approximately 50 people were taken to area hospitals. Clark has undertaken to reimburse the medical expenses incurred by people receiving treatment. As of March 17, 1995, no lawsuits have been filed in connection with this incident, nor have any enforcement actions been initiated by any regulatory agencies. Clark has received ''lien letters'' from attorneys purporting to represent approximately 22 individuals in connection with the incident, however, no information concerning the alleged injuries suffered by such individuals has been received and no estimate of Clark's potential liability can be made at this time. No enforcement action has been initiated by any regulatory agency in connection with this incident. Clark has responded to a Request for Information Pursuant to the Clean Air Act from the EPA concerning the incident. The Company does not believe that the resolution of any legal proceedings from this incident, including any governmental proceedings, will have a material adverse effect, individually or in the aggregate, on the Company's financial position.

  On March 13, 1995, a fire occurred in the Isomax unit at the Blue Island refinery. Two employees were fatally injured in the fire; three other employees were injured and admitted to nearby hospitals. The Isomax unit and two other units were out of service for maintenance at the time of the incident. The cause of the incident has not been determined, and is under investigation by Clark, the Illinois Attorney General and the Occupational Safety and Health Administration. Pursuant to an Agreed Order entered in the Circuit Court of Cook County, Illinois, Clark agreed not to resume operation of the three out of service units without first giving five days notice to the Illinois Attorney General, and to allow access to the site of the incident for investigatory purposes. The units are expected to remain out of service for three to four weeks and reduce production by approximately 20,000 barrels per day. Property damage and related costs are expected to be covered by Clarks property, business interuption and workers compensation insurance coverage. The Company does not believe that the resolution of any legal proceedings from this incident, including any governmental proceedings, will have a material adverse effect, individually or in the aggregate, on the Company's financial position.

  Clark has also been named in various other suits and claims. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these other legal proceedings, the Company believes the outcome of these other suits and claims will not have a material adverse effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  Inapplicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  Inapplicable.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth, for the periods and dates indicated, selected financial data derived from the Financial Statements of the Company for each of the years in the five-year period ended December 31, 1994. The Financial Statements of the Company for each of the years in the five-year period ended December 31, 1994 were audited by Coopers & Lybrand L.L.P. whose reports for the last three years appear elsewhere in this Report. This table should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the Financial Statements and related notes.

                                                           YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                            1994        1993        1992        1991        1990
                                        ----------------------------------------------------------
                                              (IN MILLIONS, EXCEPT RATIOS AND OPERATING DATA)
INCOME STATEMENT DATA:

  Net sales and operating revenues......  $2,440.0    $2,263.4    $2,253.0    $2,426.1    $2,745.7
  Cost of sales.........................   2,092.5     1,936.6     1,952.4     2,092.7     2,383.9
  Operating expenses....................     237.3       218.1       224.4       199.7       195.4
  General and administrative expenses...      34.0        27.5        31.2        20.8        23.3
  Inventory (recovery of) write-down to
   market value.........................     (26.5)       26.5          --          --          --
  Depreciation and amortization(1)......      37.3        35.3        30.4        26.4        19.3
                                          --------    --------    --------    --------    --------

  Operating income......................      65.4        19.4        14.6        86.5       123.8
  Interest and financing costs, net(2)..      37.6        29.9        26.4        27.2        29.3
  Other income (expense)(3).............        --        11.4        14.7          --       (22.3)
                                          --------    --------    --------   ---------    --------
  Earnings before taxes,
   extraordinary items and
   cumulative effect of change in
   accounting principles................      27.8         0.9         2.9        59.3        72.2
  Income tax provision (benefit)........       9.7        (0.5)       (0.4)       22.0        26.1
                                          --------    --------    --------    --------    --------
  Earnings before extraordinary items
   and cumulative effect of changes
   in accounting principles.............  $   18.1    $    1.4    $    3.3    $   37.3    $   46.1
                                          ========    ========    ========    ========    ========
  Ratio of earnings to fixed charges(4).      1.56x        (5)         (5)        2.37x       2.54x

BALANCE SHEET DATA:

  Cash, cash equivalents and short-term
   investments..........................  $  123.9    $  194.5    $  206.1    $  267.0    $  174.1
  Total assets..........................     849.4       811.5       787.8       809.5       638.8
  Long-term debt........................     400.7       401.0       401.5       426.6       301.9
  Stockholders' equity..................     162.9       146.0       154.2       172.6       135.3

OPERATING DATA:

Refining Division:
  Production (m bbls/day)...............     140.3       134.7       142.4       129.4       131.7
  Utilization(6)........................     107.9%      103.6%      109.5%       99.5%      101.3%
  Gross margin (per bbl)................  $   3.23    $   3.24    $   3.03    $   3.88    $   4.20
  Operating expenses (per bbl)..........      2.34        2.20        2.22        2.38        2.15

Retail Division:
  Number of stores (at period end)......       839         846         873         889         937
  Gasoline volume (mm gals).............   1,028.5     1,014.8       956.7       966.2       978.2
  Gasoline volume (m gals pmps).........     102.8        98.6        90.1        86.9        87.2
  Gasoline gross margin (c/gal).........      12.1c       11.1c       10.0c       10.9c       11.7c

  Convenience product sales (mm)........  $  231.6    $  218.0    $  203.4    $  186.9    $  187.0
  Convenience product sales (pmps)......    23,139      21,171      19,154      16,804      16,666
  Convenience product gross margin (mm).      57.2        54.8        47.7        45.1        45.2
  Convenience product gross margin (%
   of sales)............................      24.7%       25.2%       23.4%       24.1%       24.2%
  Convenience product gross margin
   (pmps)...............................  $  5,714    $  5,320    $  4,488    $  4,004    $  4,028
  Operating expenses (mm)...............     117.2       109.9       106.3        94.3        94.0

OTHER DATA:

  Cash flows from operating activities..  $   61.1    $   63.1    $   35.9    $   43.9    $  118.7
  Cash flows from financing activities..      (5.4)       (1.1)      (38.7)      119.1        (3.2)

  Turnaround expenditures...............      11.2        20.6         2.7        17.2         9.0
  Capital expenditures..................     100.3        67.9        59.5        58.0        34.6
  Refinery acquisition expenditures.....      13.5          --          --          --          --
                                          --------    --------    --------    --------    --------
  Total expenditures....................  $  125.0    $   88.5    $   62.2    $   75.2    $   43.6
                                          ========    ========    ========    ========    ========

(1) Amortization includes amortization of turnaround costs and organizational costs.

(2) Interest and financing costs, net, includes amortization of debt issuance costs of $1.2 million, $1.2 million, $2.9 million, $6.0 million, and $3.1 million for the years ended December 31, 1994, 1993, 1992, 1991 and 1990, respectively. Interest and financing costs, net, also includes interest on all indebtedness, net of capitalized interest and interest income.

(3) Other income in 1993 includes the final settlement of litigation with Drexel Burnham Lambert Incorporated (''Drexel'') of $8.5 million and a gain from the sale of non-core stores of $2.9 million. Other income in 1992 includes the settlement of litigation with Apex and Drexel of $9.2 million and $5.5 million, respectively. Other expense in 1990 included a loss provision of $11.6 million representing the full amount of an overnight deposit held by Drexel. An additional 1990 loss provision of $10.0 million represents estimated costs of mitigation and recovery efforts resulting from alleged responsibility for groundwater contamination in the town of Hartford, Illinois, adjacent to the Hartford refinery. A 1990 loss provision of $0.7 million reflected the inability of a former affiliate to repay its note due Clark.

(4) The ratio of earnings to fixed charges is computed by dividing (i) earnings before income taxes (adjusted to recognize only distributed earnings from less than 50% owned persons accounted for under the equity method) plus fixed charges by (ii) fixed charges. Fixed charges consist of interest on indebtedness, including amortization of debt issuance costs and the estimated interest components (one-third) of rental and lease expense.

(5) As a result of the losses for the years ended December 31, 1993 and 1992, earnings were insufficient to cover fixed charges by $1.7 million and $2.0 million, respectively.

(6) Utilization is the ratio of total refinery production to the rated crude oil capacity of the refinery. Refinery production yield may be greater than the rated capacity of the refinery because other feedstocks (including partially refined products and liquified petroleum gases) which add to the refinery's output are used in the refining process.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Selected Financial Data and the Financial Statements and notes thereto appearing elsewhere in this Report on Form 10-K.


RESULTS OF OPERATIONS

 Overview

  During each of the historical periods discussed, Clark did not own the Port Arthur Refinery. The Company's results are significantly affected by a variety of factors beyond its control, including the supply of, and demand for, crude oil, gasoline and other refined products which in turn depend on, among other factors, changes in domestic and foreign economies, domestic and foreign political affairs and production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Although margins are significantly affected by industry and regional factors, the Company can influence its margins through the efficiency of its operations. While the Company's net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not have a direct relationship to net earnings. The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. The Company believes that, in general, low crude oil prices indirectly benefit operating results over the longer term due to increased demand and decreased working capital requirements. Conversely, the Company believes that high crude oil prices generally result in decreased demand and increased working capital requirements over the long term. Increased refinery production is typically associated with improved results of operations, while reduced production, which generally occurs during scheduled refinery maintenance turnarounds, negatively affects results of operations.

  The following table sets forth the approximate pre-tax earnings impact based on historical operating rates estimated by the Company on the Company's operating results due to changes in: (i) sweet crude oil cracking marginsthe spread between gasoline and diesel fuel prices and input (e.g., a benchmark sweet crude oil) costs; (ii) sweet/sour differentialsthe spread between a benchmark sour crude oil and a benchmark sweet crude oil; (iii) heavy/light differentialsthe spread between a benchmark light crude oil and a benchmark heavy crude oil and (iv) retail marginsthe spread between product prices at the retail level and wholesale product costs.

                                                      PRE-TAX EARNINGS IMPACT ON THE COMPANY
                                                     ---------------------------------------
                                                     BEFORE PORT ARTHUR    AFTER PORT ARTHUR
EARNINGS SENSITIVITY                     CHANGE          ACQUISITION        ACQUISITION (a)
--------------------                   ---------     ------------------    -----------------
     Refining margins
     Sweet crude cracking margin    $0.10 per barrel    $ 5 million          $12 million
     Sweet/sour differentials       $0.10 per barrel      1 million            7 million
     Heavy/light differentials      $0.10 per barrel      1 million            2 million

      Retail margin                 $0.01 per gallon    $10 million          $10 million

(a) Based on projected production of approximately 205,000 barrels per day for the Port Arthur refinery.

 1994 COMPARED WITH 1993 AND 1992:

                                              YEAR ENDED DECEMBER 31,
                                            1994       1993       1992
                                        --------------------------------
                                                  (IN MILLIONS)
  FINANCIAL RESULTS: (a)
  Net sales and operating revenues......  $2,440.0   $2,263.4   $2,253.0
  Cost of sales.........................   2,092.5    1,936.6    1,952.4
  Operating expenses....................     237.3      218.1      207.0
  General and administrative expenses...      32.9       27.5       24.8
  Depreciation and amortization.........      37.3       35.3       30.5
  Interest and financing costs, net.....      32.1       29.9       28.4
                                          --------   --------   --------
  Earnings before income taxes (b)......       7.9       16.0        9.9
  Income tax provision (b)..............       2.2        5.4        4.7
                                          --------   --------   --------
  Earnings before unusual items (b).....       5.7       10.6        5.2
  Unusual items, after taxes (b)........      12.4      (18.8)     (13.4)
                                          --------   --------   --------
  Net earnings (loss)...................  $   18.1       (8.2)      (8.2)
                                          ========   ========   ========

  OPERATING INCOME:
  Refining contribution to operating      $   33.9   $   42.5   $   43.6
   income...............................
  Retail contribution to operating            58.5       52.9       39.4
   income...............................
  Corporate general and administrative       (15.1)     (14.2)     (14.2)
   expenses.............................
  Depreciation and amortization.........     (37.3)     (35.3)     (30.5)
  Unusual items (b).....................      25.4      (26.5)     (23.7)
                                          --------   --------   --------
     Operating income...................  $   65.4   $  (19.4)  $   14.6
                                          ========   ========   ========

(a) This table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.

(b) The Company considers certain items in 1994, 1993 and 1992 to be "unusual." Detail on these items is presented below.

  Clark reported net earnings of $18.1 million in 1994 compared with net losses of $8.2 million in 1993 and $8.2 million in 1992. Significant unusual items, discussed below, increased 1994 net earnings while decreasing both 1993 and 1992 earnings. Net earnings, excluding "unusual" items declined, in 1994 compared to 1993 and was flat compared to 1992 principally due to declining industry refining margins over the period and reduced production associated with the scheduled maintenance turnarounds at the Hartford and Blue Island refineries in 1994 and 1993, respectively. The full effect of the negative industry refining margins was partially offset due to a combination of improved retail and refinery productivity and retail market conditions.

  Net sales and operating revenues in 1994 were higher than the prior year and 1992 due to an increase in crude oil and product prices that resulted in both increased selling prices and costs of sales. Refining production was reduced in the first half of 1993 when the Blue Island refinery underwent a scheduled maintenance turnaround which reduced the volume of refined product production by approximately three million barrels and reduced revenues by approximately $69 million. A 1994 maintenance turnaround on the FCC and alkylation units at the Hartford refinery reduced revenues by approximately $17 million, reduced production of refined product at the Hartford refinery by approximately 30,000 barrels per day, and increased the production of lower value intermediate feedstocks by approximately 25,000 barrels per day for approximately one month. A turnaround on the crude unit at the Hartford refinery is planned for 1996. This turnaround is expected to reduce the refined product output by approximately 37,000 barrels per day for approximately four weeks. Retail gasoline volumes increased 1% in 1994 from 1993 and 6% in 1993 from 1992, and wholesale volumes increased 9% in 1994 from 1993 and 21% in 1993 from 1992.

                                            YEAR ENDED DECEMBER 31,
                                           1994      1993      1992
                                        ----------------------------
                                                (IN MILLIONS)
  UNUSUAL ITEMS:
  Inventory recovery of (write-down to)
   market value.........................   $26.5    $(26.5)  $    --
  Provision for environmental
   remediation cost.....................      --        --      (9.6)
  Provision for store closure...........      --        --      (4.4)
  Retirement and severance packages.....      --        --      (5.0)
  Other.................................    (1.1)       --      (4.7)
                                           -----   -------    ------
     Impact on operating income.........    25.4     (26.5)    (23.7)
  Change in accounting principle........      --     (15.6)
  Early retirement of debt..............      --               (18.7)
  Litigation settlements................      --       8.5      14.7
  Sale of non-core stores...............      --       2.9        --
  Short-term investment losses..........    (5.4)       --        --
  Other.................................      --        --       2.0
                                          ------   -------    ------
     Total..............................   $20.0    $(30.7)   $(25.7)
                                           =====    ======    ======
     Net of income taxes................   $12.4    $(18.8)   $(13.4)
                                           =====    ======    ======

  Several items which are considered by management as ''unusual'' are excluded throughout this discussion of Clark's results of operations. A non-cash accounting charge of $26.5 million was taken in the fourth quarter of 1993 to reflect the decline in the value of petroleum inventories below carrying value caused by a substantial drop in petroleum prices. Crude oil and related refined product prices rose in 1994 allowing Clark to recover the original charge. Accordingly, a reversal of the inventory write-down to market was recorded in 1994. A return to lower prices could result in future charges. In 1994, Clark realized losses on the sale of short-term investments due to an increase in market interest rates. As of December 31, 1994, $1.9 million of losses on short-term investments remained unrealized. Effective January 1, 1993, Clark adopted the provisions of SFAS No. 106 ''Employers' Accounting for Postretirement Benefits Other Than Pensions.'' See Note 13 ''Postretirement Benefits Other Than Pensions'' to the Financial Statements, and SFAS No. 109 ''Accounting for Income Taxes'' which was accounted for by restating prior periods. See Note 14 ''Income Taxes'' to the Financial Statements. Unusual credits included a 1993 gain related to the sale of 21 retail stores located in non-core markets and the favorable settlement of litigation. See Note 12 ''Other Income'' to the Financial Statements. Unusual charges in 1992 included the early retirement of Clark's 12 1/4% First Mortgage Fixed Rate Notes due 1996 and provisions related to the environmental remediation of a storm water basin at the Hartford refinery and closures of under-performing retail stores. In addition, ''unusual'' expenses were incurred in 1992 related to the early retirement of approximately 50 employees and a severance program, as well as costs associated with an initial public offering that was canceled due to a delay caused by a lawsuit by AOC L.P. prior to the acquisition of the Minority Interest.


Refining
                                                 YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                                1994       1993         1992
                                        --------------------------------------
                                          (IN MILLIONS, EXCEPT OPERATING DATA)
  OPERATING STATISTICS:
  Crude oil throughput (m bbls/day).....       138.2       123.8         126.8
  Production (m bbls/day)...............       140.3       134.7         142.4

  Gross margin ($/bbl)..................      $ 3.23      $ 3.24        $ 3.03

  Gross margin..........................      $165.4      $159.3        $157.7
  Operating expenses....................       120.1       108.2         106.5 (a)
  Divisional general and administrative         11.4         8.6           7.6 (a)
   expenses.............................      ------      ------        ------
  Contribution to operating income......      $ 33.9      $ 42.5        $ 43.6 (a)
                                              ======      ======        ======

(a) Excludes unusual operating expenses of $11.5 million and general and administrative expenses of $0.5 million, primarily related to a provision for environmental remediation and restructuring.

  Clark's refining division contributed $33.9 million to operating income in 1994, below the $42.5 million contributed in 1993 and $43.6 million, excluding unusual items, contributed in 1992. The division's results in the past three years were negatively affected by industry market conditions largely beyond the Company's control, principally the narrowing price benefit of using heavy sour crude oil (the predominant input at the Hartford refinery) versus sweet crude oil (1994 - $4.78; 1993 - $6.41; 1992 - $7.32) and the decreased availability of
Canadian light sweet crude oil (the predominant input at the Blue Island refinery). The Company believes a downward trend in industry margins occurred from 1990 to 1994 due to several factors. In conjunction with environmental spending, refiners have incrementally added light product production capacity over the past five years resulting in a 3% increase in capacity. In addition, the benefit from processing heavy sour crude oil has been reduced by the increase in availability of light sweet crude oil and increased demand for heavy crude oil caused by more industry upgrading capability construction following the favorable margins of the early 1990s. This downward industry trend occurred despite average demand for gasoline and distillate products increasing from 1992 to 1994 by approximately 2.5% per year and crude throughput capacity declining by 3% over the past five years with throughput levels reaching the highest level
in 20 years.   Margins were particularly weak in the fourth quarter of 1994 due to market uncertainty regarding demand and storage for conventional fuel in advance of the mandated transition to reformulated gasoline in certain markets. Such uncertainty and logistical concerns have caused short-term market volatility in the transition period which has continued into the first quarter of 1995. In addition, unseasonably warm weather in late 1994 and into the first quarter of 1995 reduced demand for heating oil and thereby depressed prices.
The Company does not view these factors as long-term trends. The impact of the use of derivative instruments on cost of sales and inventory costs was not material in 1992, 1993 and 1994.

  As described above, refinery production and crude oil throughput for 1994 and 1993 were reduced versus 1992 due to maintenance turnarounds. In addition to these turnarounds and the impact of market conditions mentioned above, earnings were supported due to increased refining productivity. These productivity improvements resulted from the processing of lower cost sour crude oil at the Blue Island refinery representing 25% of crude oil throughput compared to none in 1993 or 1992 and also a higher crude oil processing rate at the Blue Island refinery relative to 1993 (19%) and 1992 (8%), the implementation of several yield improvement projects at the Hartford refinery, which among other things allowed the recovery of an additional 900 barrels per day of light cycle oil from slurry and 300 barrels per day of hydrocarbon product previously being lost to flare, and record wholesale marketing volumes at enhanced margins.

  Operating and divisional general and administrative expenses increased over 1993 due to increased labor hours to meet operating needs related to colder than normal weather in early 1994 ($1.3 million), organizational changes in the refining management team ($4.0 million), sulfur processing contracts ($1.4 million), enhanced refinery planning and operations support services ($1.8 million) and increased utility costs ($1.9 million). Operating and divisional general and administrative expenses were relatively flat in 1993 compared with 1992.


Retail

                                                                   YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             1994          1993          1992
                                                          ----------------------------------------
                                                            (IN MILLIONS, EXCEPT OPERATING DATA)
    OPERATING STATISTICS:
    Company operated stores (at period end).............           829           836           862
    Dealer operated stores (at period end)..............            10            10            11

    Gasoline volume (mm gals)...........................        1,028.5      1,014.8         956.7
    Gasoline volume (m gals pmps).......................         102.8          98.6          90.1

    Gasoline gross margin (c/gal).......................          12.1c         11.1c         10.0c
    Gasoline gross margin...............................       $ 124.9      $  112.7       $  95.2

    Convenience product sales...........................       $ 231.6      $  218.0       $ 203.4
    Convenience product sales (pmps)....................        23,139        21,171        19,154

    Convenience product gross margin.....................      $  57.2      $   54.8       $  47.7
    Convenience product gross margin (% of sales)........         24.7%         25.2%         23.4%
    Convenience product gross margin (pmps)..............      $ 5,714      $  5,320       $ 4,488

    Operating expenses...................................      $ 117.2      $  109.9       $ 100.5 (a)
    Divisional general and administrative expenses.......          6.4           4.7           3.0 (a)
    Contribution to operating income.....................      $  58.5      $   52.9       $  39.4 (a)

    pmps = per month per store


(a) Excludes unusual operating expenses of $5.8 million and general and administrative expenses of $0.5 million, primarily related to restructuring and store closures.

    Clark's retail divisions contribution to operating income increased by 11% in 1994 over 1993 and 34% in 1993 over 1992 (excluding 1992 unusual charges). The 1994 and 1993 increases are due to numerous productivity improvements combined with more favorable industry margins. The productivity improvements included increased gasoline gallons sold, with average monthly per store volume increases of 4% in 1994 over 1993 and 9% in 1993 over 1992. These volume increases were attributable in part to the positive impact of capital initiatives, including the installation of canopies, blending dispensers and an image program at many of the stores, as well as increased and more aggressive promotional activity. Margins per gallon improved in 1994 and 1993 over 1992, due in part to productivity improvements including the increased sale of higher-margin premium gasoline (representing 30% of total volume in 1994 versus 21% in 1992) and more responsive pricing strategies. Margins were also positively impacted by favorable market conditions.

    Productivity improvements were also realized in convenience product gross margins which rose 4% in 1994 from 1993, and increased 15% in 1993 from 1992. Average monthly convenience product sales per store for 1994 increased by 9% compared to 1993 and increased by 11% in 1993 as compared to 1992. Sales increases were due primarily to higher customer counts and average transactions resulting from: the improved gasoline volumes; the positive impact of the image program; expansion of the On the Go/TM/ convenience product offering through interior store remodeling which included the addition of new wall displays, fountain beverage machines and cooler space; increased promotional activity; enhanced store merchandising; the favorable impact of increased manager training and improved store personnel incentive plans. The improvement in gross margin from convenience product sales was also attributable to an improved sales mix of higher margin On the Go/TM/ products that represented 40% of sales in 1994 versus 34% in 1993 and 32% in 1992.

    The increase in operating and divisional general and administrative expenses from 1992 to 1994 is primarily attributable to the creation of an operating and administrative infrastructure to support the productivity initiatives discussed above. These increased costs included higher store labor and related costs associated with increased customer counts and expanded store operating hours, higher equipment rental costs related to adding personal computers to stores and the addition of fountain beverage machines and cooler space, increased advertising due to the higher level of promotional acitivity, and increased support costs related to training, merchandising, information systems and accounting.

  While the total number of stores at December 31, 1994 declined from 1993 and 1992 due to the sale and closure of non-core and underperforming stores, this decline was partially offset by the addition of 21 stores in the Chicago metropolitan area acquired through an operating lease in October 1994. Under the terms of the operating lease, an additional 14 stores are expected to be added over the next year in this key market. In addition, Clark has signed an operating lease, subject to financial and environmental due diligence, for an additional 35 stores in another key Illinois market. Although Clark expects to close under this operating lease in early 1995, no assurance can be given that such operating lease will be consummated. Clark will continue to consider growth through acquisitions in its core markets. Clark also expects to continue to close underperforming stores and review non-core markets for possible divestiture.


OTHER FINANCIAL MATTERS

 Corporate General and Administrative Expense

  Excluding unusual items, corporate general and administrative expenses equaled $15.1 million in 1994, compared to $14.2 million in 1993 and $14.2 million in 1992. Expenses increased in 1994 as compared to 1993 and 1992 principally due to higher labor and related costs, as Clark has made significant changes in its management, systems and procedures.


 Depreciation and Amortization

  Depreciation and amortization expenses in the past three years increased principally due to higher levels of property, plant and equipment, partially offset by decreased amortization related to the March 1991 Hartford maintenance turnaround being fully amortized in April 1994 and the Spring 1994 Hartford maintenance turnaround being rescheduled to late 1994 and 1996.


 Net Interest and Financing Costs

  The Company's net interest and financing costs, excluding unusual items, increased in 1994 and 1993 principally due to lower interest income as a result of a decrease in average funds invested and lower interest returns. The Company's capital structure has also changed significantly over the past three years with the repurchase and redemption in 1992 of $200 million aggregate principal amount of Clark's 12 1/4% First Mortgage Fixed Rate Notes due 1996 followed by the issuance of $175 million principal amount of Clark's 9 1/2% Notes in late 1992. These changes in the Company's indebtedness resulted in fluctuations in interest income and expense due to the timing of the issuance and repurchase of the debt.


 Other Income (Expenses)

  See Note 11 ''Other Income'' to the Financial Statements for the items that comprise other income (expenses).


 Other Items

  In November 1994, Clark suspended gasoline sales for a two to four-day period at four of its terminals and approximately 200 retail stores located in St. Louis, southern and central Illinois and central Indiana. Sales were suspended when Clark discovered that the gasoline delivered to this area from Clark's Hartford refinery may have failed to pass a copper strip corrosion test, one of at least ten tests required by the American Society for Testing and Materials. Gasoline that fails to meet this standard may cause fuel system problems in some automobiles. Clark also notified wholesalers who purchased such gasoline from Clark so that they could inform their retailers of the situation. Clark is reimbursing customers for the cost of repairing any damage to their vehicles caused by this fuel. The cost of repairing such damage is covered under Clark's product liability insurance policy. The situation resulted from a calibration problem with a processing unit at the Hartford refinery causing it to remove an insufficient amount of a sulfur compound called mercaptan. Clark remedied the problem by making an adjustment to the refinery equipment and operation. Clark reprocessed or treated the affected gasoline that remained under its control and offered to reprocess or treat all of the affected gasoline delivered to its wholesalers and exchange partners. The effect of the suspended gasoline sales and the related expenses incurred by Clark concerning customer repairs and gasoline reprocessing, which was recognized in the fourth quarter of 1994, did not have a material adverse effect on the Company's results of operations or financial position.

  On March 13, 1995, a fire occurred in the Isomax unit at the Blue Island refinery. Two employees were fatally injured in the fire; three other employees were injured and admitted to nearby hospitals. The Isomax unit and two other units were out of service at the time of the incident. The cause of the incident has not been determined, and is under investigation by Clark, the Illinois Attorney General and the Occupational Safety and Health Administration. Pursuant to an Agreed Order entered in the Circuit Court of Cook County, Illinois, Clark agreed not to resume operation of the three out of service units without first giving five days notice to the Illinois Attorney General, and to allow access to the site of the incident for investigatory purposes. The units are expected to remain out of service for three to four weeks and reduce production by approximately 20,000 barrels per day. Property damage and related costs are expected to be covered by Clarks property, business interuption and workers compensation insurance coverage. Additional costs and insurance deductibles associated with the incident are not expected to have a material adverse effect on the Company's financial position.


OUTLOOK

  Since the latter part of November 1994, the Company believes industry refining margins have been at depressed levels due primarily to the uncertainties related to the transition to reformulated gasoline and unseasonably warm weather. While the Company's management believes that these industry refining conditions are temporary, the Company has initiated a number of programs aimed at conserving liquidity. These programs include inventory reductions (including planned inventory reductions at the Port Arthur Refinery) and reduced capital expenditures (other than mandatory and environmental capital expenditures) and certain additional strategies. While the Company's management believes that these programs will be sufficient to provide the Company with adequate liquidity through the end of 1995, there can be no assurance that the depressed industry conditions will not worsen or continue longer than anticipated.

  Based on its experience and industry studies, the Company believes that the U.S. refining industry may evidence gradual margin improvement through the end of the decade. Industry studies attribute the prospect for improving refining industry profitability to, among other things: (i) the high utilization rates of U.S. refineries; (ii) continued economic-related growth in U.S. demand for gasoline; (iii) the decreasing level of planned capital expenditures for additional refining capacity capable of producing higher-value light petroleum products, such as gasoline and diesel fuel; and (iv) the objective of those refiners that have invested significant capital in environmental-related projects to obtain returns on these investments through higher product margins.

LIQUIDITY AND CAPITAL RESOURCES

                                      YEAR ENDED DECEMBER 31,
                                   ---------------------------
                                      1994     1993     1992
                                   ---------------------------
                                           (IN MILLIONS)
  FINANCIAL POSITION:
  Cash and short-term investments..   $123.9   $194.5   $206.1
  Working capital..................    130.4    203.8    245.1
  Property, plant and equipment....    429.8    360.9    320.9
  Long-term debt...................    400.7    401.0    401.5
  Stockholder's equity.............    162.9    146.0    154.2

  Operating cash flow..............     46.0     61.9     33.6


  Operating cash flow (cash generated by operating activities before working capital changes) for the year ended December 31, 1994 was $46.0 million compared with $61.9 million in 1993 and $33.6 million in 1992. Cash flow was impacted by the fluctuation in the Company's net earnings excluding non-cash items over the past three years. Working capital at December 31, 1994 equaled $130.4 million, a 1.55 to 1 current ratio, versus working capital at December 31, 1993 of $203.8 million, a 1.96 to 1 current ratio and working capital at December 31, 1992 of $245.1 million, a 2.31 to 1 current ratio. Heavy capital expenditures when combined with decreased earnings in 1994 and varying levels of inventory, accounts payable and accounts receivable, all of which fluctuate with market opportunities and operational needs, combined to result in a decrease in working capital from 1993. Pipeline movement restrictions and refinery crude oil supply economics in 1994 favoring purchases of foreign cargos of crude oil that have shorter payment terms than domestic pipeline purchases reduced cash and short-term investments at December 31, 1994 by approximately $13 million.

  As part of its overall inventory management and crude acquisition strategies, Clark routinely buys and sells, in varying degrees, crude oil in the spot market. During December 1994 and 1993, Clark sold larger amounts of crude oil than in 1992 as part of balancing its physical inventory position. The timing of these large crude oil sales, which carried payment terms of the following month, principally caused the accounts receivable increase in 1994 and 1993 from 1992. Such on-going activities require the Company to maintain adequate liquidity and working capital facilities.

  In general, the Company's short-term working capital requirements (primarily letter of credit issuances to support crude oil requirements) fluctuate with the pricing and sourcing of crude oil. Historically, the Company's internally generated cash flows have been sufficient to meet its needs. Clark has a $400 million committed revolving line of credit for short-term cash borrowings and for the issuance of letters of credit primarily for purchases of crude oil, other feedstocks and refined products. See Note 7 ''Working Capital Facility'' to the Financial Statements. At December 31, 1994, $110.0 million of the facility was used for letters of credit. There were no direct borrowings under Clark's line of credit at December 31, 1994, 1993 or 1992.

  Clark has refinanced its previous working capital facility (the Clark Credit Agreement) with a group of banks led by Bank of America NT&SA, as Adminstrative Agent. The new working capital facility provides the Company with sufficient liquidity to support the expanded letter of credit needs related to the acquisition of the Port Arthur Refinery. The Clark Credit Agreement contains covenants and conditions which, among other things, limit dividends, indebtedness, liens, investments, contingent obligations and capital expenditures, and require Clark to maintain its property and insurance, to pay all taxes and comply with all laws, and to provide periodic information and conduct periodic audits on behalf of the lenders. In addition, Clark is required to comply with certain financial covenants, including: (i) maintenance of working capital of at least $160 million from the date of the Acquisition through June 29, 1995, $165 million from June 30, 1995 through December 30,
1995 and $175 million thereafter; (ii) maintenance of a tangible net worth, as defined, of at least $255 million from the date of the Acquisition through December 30, 1995, $275 million from December 31, 1995 through December 30, 1996, $295 million from December 31, 1996 through December 30, 1997, and $325 million thereafter, each as adjusted quarterly to give effect to a portion of future earnings or capital contributions by Clark USA to Clark; (iii) a maximum indebtedness to tangible net worth ratio, as defined, of 3.0 to 1.0, decreasing to a maximum of 2.75 to 1.0 on December 31, 1995 and 2.5 to 1.0 on March 31, 1996; (iv) a minimum ratio of adjusted cash flow, as defined, to debt service, as defined, of 1.2 to 1.0 for the quarter ending June 30, 1995, 1.4 to 1.0 for the two consecutive quarters ending September 30, 1995, 1.6 to 1.0 for the three consecutive quarters ending December 31, 1995, 1.8 to 1.0 for the four consecutive quarters ending March 31, 1996 and 2.0 to 1.0 for the four consecutive quarters any time thereafter; and (v) maintenance of minimum balance sheet cash (as defined) of at least $45 million through September 29, 1995 and $50 million thereafter.

  Cash flows from investing activities (excluding short-term investment activities which the Company manages similar to cash and cash equivalents) are primarily affected by capital expenditures, including maintenance turnarounds. The increase in cash used in investing activities in 1994 compared to 1993 and 1992 resulted from increased capital expenditures in 1994 and 1993 and the absence of major maintenance turnaround expenditures in 1992. In addition, $13.5 million was expended in 1994 for the Port Arthur Refinery Acquisition.

  During 1994 capital expenditures totaled $100.3 million compared with $67.9 million in 1993 and $59.5 million in 1992. Refining division capital expenditures were $ 59.7 million in 1994 (1993 - $39.2 million, 1992 - $49.2 million). In addition, $11.2 million, $20.6 million and $2.7 million were spent for refining maintenance turnaround expenditures in 1994, 1993 and 1992, respectively. The increased spending in the refining division over the past three years has been primarily related to productivity and environmental projects. In 1994, projects included adding the capability to produce RFG at the Blue Island refinery and a revamp of the fluid catalytic cracking (''FCC'') and alkalation units at the Hartford refinery. In 1993, projects included Stretford, crude and FCC unit upgrades at the Blue Island refinery, while in 1992 projects at the Hartford refinery included the low sulfur diesel fuel project (subsequently delayed), modifications to achieve vapor reduction and a new flare. Retail division capital expenditures equaled $38.2 million, $26.5 million and $8.8 million in 1994, 1993 and 1992, respectively. In 1994 and 1993, approximately one-third of retail division capital expenditures were environmental projects related to tanks, lines, vapor recovery and soil remediation. The balance of 1994 and 1993 retail division capital expenditures included discretionary projects such as re-imaging locations using Clark's new logo and updated color scheme at nearly half of Clarks stores in 1994, canopies, store interior remodeling and expansion of store interior selling space, systems automation and the On The Go/TM/ store concept development. Retail division capital spending declined in 1992 and was limited primarily to environmental projects while management developed the business strategy.

  Environmental and regulatory expenditures consist of two major categories--mandatory projects to comply with regulations pertaining to ground, water and air contamination and occupational, safety and health issues, and discretionary projects which primarily involve the reformulation of refined fuel for sale into certain defined markets. Clark estimates that total mandatory expenditures for environmental and regulatory compliance from 1995 through 1998 will be approximately $240 million, $200 million related to the refining division and the balance related to the retail division. Costs to comply with future regulations cannot be estimated.

  The expenditures required to comply with the Clean Air Act Amendments of 1990 (the ''Clean Air Act'') are mandated but those to comply with reformulated fuels regulations are primarily discretionary, subject to market conditions and economic justification. The reformulated fuels programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenate content, detergent addition and sulfur content. The regulations regarding these fuel properties vary in markets in which Clark operates, based on attainment of air quality standards and the time of the year. Modifications implemented in 1994 in the refining division to meet the requirements of the Clean Air Act and to produce 50% RFG at the Blue Island refinery cost approximately $8 million.

  Clark has invested $23 million in a project initiated to produce low sulfur diesel fuel at the Hartford refinery which was delayed in 1992 based on internal and third party analyses that indicated an oversupply of low sulfur diesel fuel capacity in Clark's marketplace. Based on these analyses, Clark projected relatively narrow price differentials between low and high sulfur diesel products. This projection has thus far been borne out after the initial transition to the low sulfur regulations. High sulfur diesel fuel is utilized by the railroad, marine and farm industries. If price differentials widen sufficiently to justify investment, Clark could install the necessary equipment over a 14 to 16 month period at an estimated additional cost of $40 million. Clark believes there may be potential for improved future economic returns related to the production of low sulfur diesel fuel, but is still deferring further construction on this project. Clark believes it would not recover its entire investment in this project should the project not be completed.

  The Company's cash flow used in financing activities was $5.4 million in 1994, $1.1 million in 1993 and $38.7 million in 1992. In 1994, expenditures were made related to the acquisiton of a new working capital facility and equity financing for the Port Arthur Refinery acquisition. In 1992, long-term debt was retired early and new debt was issued principally to increase available cash and extend maturities. See Note 8 ''Long-Term Debt'' to the Financial Statements.

In 1994 and 1993, Clark entered into several operating leases related to retail store acquisition, retail store automation equipment, coolers and beverage dispensers, office equipment, refinery lab equipment and filter press.

  In February 1995, Clark acquired the Port Arthur Refinery from Chevron for approximately $70 million plus inventory and spare parts of approximately $138 million (a $5 million deposit was paid in 1994). The purchase agreement provides for contingent payments to Chevron of up to $125 million over a five year period from the closing date of the Acquisition in the event that refining industry margin indicators exceed certain escalating levels. Clark believes that even if such contingent payments would be required to be made, they would not have a material adverse effect on the Company's results of operations since the Company would also benefit by retaining one-half of such increased margins. Such contingent payments would not be payable based on these industry margin indicators through December 31, 1994. Clark expects to incur additional costs of approximately $12 million related to business and environmental due diligence and capital expenditures during the two years following the Acquisition.

  Clark financed the Acquisition with existing cash and short-term investments and a equity contribution of $150 million from Clark USA. Based on initial due diligence, the Company estimates that during the period 19951998, capital and turnaround expenditures at the Port Arthur Refinery should average approximately $50-$60 million per year, including wastewater and safety projects required to be completed under the Purchase Agreement. It is anticipated that capital expenditures will be allocated approximately 40% to on-going maintenance projects, 30% to environmental projects and 30% to productivity improvement projects. This assumes that market conditions support discretionary capital investment with an attractive economic return, otherwise capital spending should average approximately $25-$35 million per year. Based upon current industry conditions, Clark expects that capital expenditures at the Port Arthur Refinery in 1995 will be approximately $20 million. The Port Arthur Refinery completed a major maintenance turnaround in May 1994. Concurrent with the Acquisition and based on estimates from its environmental consultants, Clark will accrue an estimated $7.5 million for remediation of pipe trenches and free phase hydrocarbons in the Excluded Area. The expenditures are estimated to be approximately $0.7 million annually over the next 10 years. Clark expects that the cash flow from the Port Arthur Refinery will be sufficient to cover capital expenditures at the refinery and any potential contingent payments to Chevron.

  Funds generated from operating activities and the equity contribution from Clark USA, together with existing cash, cash equivalents and short-term investments, are expected to be adequate to fund existing requirements for working capital and capital expenditure programs, including those relating to the Port Arthur Refinery, for the next year. In response to the industry refining conditions, Clark has initiated a number of programs aimed at conserving liquidity. These programs include inventory reductions (including planned inventory reductions at the Port Arthur Refinery), reduced capital expenditures (other than mandatory and environmental capital expenditures) and certain additional strategies. While Clark's management believes that these programs will be sufficient to provide the Company with adequate liquidity through the end of 1995, there can be no assurance that the depressed industry conditions will not worsen or continue longer than anticipated. Future working capital, discretionary capital expenditures, environmentally-mandated spending and acquisitions may require additional debt or equity capital.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated herein by reference to
Part IV Item 14 (a) 1 and 2. Financial Statements and Financial Statement Schedules.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Inapplicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company and their respective ages and positions are set forth in the table below.

                Name                Age                   Position
----------------------------------- ---  ---------------------------------------
Peter Munk                           67  Chairman of the Board and Director
Paul D. Melnuk                       40  President and Chief Executive Officer;
                                         Chief Operating Officer; Director
C. William D. Birchall               52  Director
Anthony Munk                         34  Director
Gregory C. Wilkins                   39  Director
Bradley D. Aldrich                   41  Executive Vice President-Refining
Brandon K. Barnholt                  36  Executive Vice President-Retail
                                         Marketing
Kevin P. Pennington                  38  Executive Vice President-Corporate
                                         Services
Dennis R. Eichholz                   41  Controller and Treasurer
Patrick F. Heider                    34  Secretary

  The Board of Directors of the Company consists of five directors who serve until the next annual meeting of stockholders or until a successor is duly elected. Directors do not receive any compensation for their services as such. Executive officers of the Company serve at the discretion of the Board of Directors of the Company.

  Peter Munk has served as a director and as Chairman of the Board of the Company since November 1988. Mr. Munk has served as Chairman of the Board since July 1992, as Chairman of the Board and Chief Executive Officer from August 1990 through July 1992 and as Vice Chairman from November 1988 through August 1990. Mr. Munk has served as Chairman of the Board of Directors of Horsham since its formation in June 1987 and as Chairman and Chief Executive Officer and a director of American Barrick Resources Corporation (Barrick) since July 1984.

  Paul D. Melnuk has served as a director and as President of Clark USA since September 1992 and as Vice President and Treasurer of Clark USA from November 1988 through September 1992. Mr. Melnuk has served as director of Clark since October 1992, as President and Chief Executive Office of Clark since July 1992, as President and Chief Operating Officer of Clark from February 1992 through July 1992, as Executive Vice President and Chief Operating Officer of Clark from December 1991 through February 1992, as Executive Vice President and Chief Financial Officer of Clark from August 1990 through November 1991 and as Vice President of Clark from November 1988 through August 1990. Mr. Melnuk served as a director of Horsham since March 1992. Mr. Melnuk served as President and Chief Operating Officer of Horsham March 1992 through April 1994, as Executive Vice President and Chief Financial Officer of Horsham from May 1990 through February 1992 and as Vice President of Horsham from April 1988 through May 1990.

  C. William D. Birchall has been a director of Clark USA and Clark since November 1988. Mr. Birchall has been Chief Financial Officer of Arlington Investments Limited, a private investment holding company located in Nassau, Bahamas, for the last five years. Mr. Birchall has been a director of Barrick since July 1984 and a director of Horsham since 1987.

  Anthony Munk has been a director of Clark USA and Clark since February 1995. Mr. Munk has been a director and has served as Senior Vice President of Horsham since January 1995. Prior to joining Horsham, Mr. Munk was Vice President of Onex Corporation where he had been since 1988. Anthony Munk is the son of Peter Munk, Chairman of the Board and a director of Clark and Clark USA.

  Gregory C. Wilkins has been a director of Clark USA and Clark since August 1994 and has served as President of Horsham since April 1994. Mr. Wilkins has served as Executive Director, Office of the Chairman of Horsham and Barrick since September 1993; Executive Vice President and Chief Financial Officer of Barrick from April 1990 through September 1993; Senior Vice President, Finance of Barrick prior to April 1990.

  Dennis R. Eichholz has served as Controller and Treasurer of Clark USA and Clark since February 1995. Mr. Eichholz has served as Treasurer of Clark since December 1991 and served as Tax Manager of Clark from November 1988 through December 1991.

  Patrick F. Heider has served as Secretary of Clark USA since January 1993 and of Clark since October 1992. Mr. Heider has served as in-house counsel since April 1990. Mr. Heider previously was employed as an associate with the St. Louis law firm of Shepard, Sandberg & Phoenix from April 1988 through April 1990.

  Bradley D. Aldrich has served as Executive Vice President-Refining, since December 1994. From 1991 through November 1994, Mr. Aldrich served as Vice President, Supply & Distribution of CF Industries, Inc., a chemical fertilizer manufacturer and distributor. From 1979 to 1991, Mr. Aldrich served in various capacities with Conoco, Inc., where he was Manager of Light Oil Supply and Operations from 1989 to 1991.

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

  Kevin P. Pennington has served as Executive Vice President-Corporate Services since December 1993 and as Vice President-Human Resources from July 1993 through December 1993. Previously Mr. Pennington served as Vice President-Human Resources for the Mercy Health System from April 1991 through July 1993 and as Assistant Vice President - Human Resources at GTE from June 1985 through April 1991.

  There are no arrangements or understandings between any director or executive officer and any other person pursuant to which such person was elected or appointed as a director or executive. There are no family relationships between any director or executive officer and any other director or executive officer, except as noted.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

  The following table sets forth all cash compensation paid by Clark to its Chief Executive Officer and its other executive officers whose total annual compensation exceeded $100,000 for each of the years in the three-year period ended December 31, 1994.

                                               ANNUAL COMPENSATION   LONG TERM
                                               -------------------  ------------
                                                                    OTHER ANNUAL    COMPENSATION        ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR   SALARY          BONUS         COMPENSATION   AWARDS OPTIONS    COMPENSATION (E)
-----------------------------  ----  --------  -------------------  ------------  -----------------  ----------------

Paul D. Melnuk (a)...........  1994  $325,893             $150,000     $      --        $     --              $7,768
President and Chief            1993   325,578                   --            --              --               8,994
  Executive Officer            1992   311,731                   --            --              --               8,728

Bradley D. Aldrich (b).......  1994     6,731               60,000            --              --                  --
Executive Vice President-      1993        --                   --            --              --                  --
  Refining                     1992        --                   --            --              --                  --

Brandon K. Barnholt..........  1994   171,846              100,000            --              --               8,736
Executive Vice President-      1993   143,722              100,000            --          70,000(c)            4,500
  Retail Marketing             1992    87,781               53,300            --          30,000(d)               --

Kevin P. Pennington..........  1994   175,210               75,000            --              --                8,341
Executive Vice President-      1993    74,038               56,900            --         100,000(c)               --
  Corporate Services           1992        --                   --            --              --                  --

(a) Mr. Melnuk also received compensation from Horsham for his services in his previous position as President and Chief Operating Officer of Horsham.

(b) Mr. Aldrich commenced employment on December 31, 1994. See Employment Agreements.

(c) Mr. Barnholt and Mr. Pennington hold options to acquire Horsham Shares received as compensation from Horsham for services performed for Clark under The Horsham Corporation Amended and Restated 1987 Stock Option Plan (the "Horsham Option Plan").

(d) These options to purchase these shares were granted under the Clark Oil & Refining Corporation Stock Option Plan (the "Clark Option Plan") and are exercisable for Subordinate Voting Shares of Horsham ("Horsham Shares").

(e) Represents amount accrued for the account of such individuals under the Clark Oil & Refining Corporation Savings Plan (the "Savings Plan").


STOCK OPTIONS GRANTED DURING 1994

  There were no options granted during 1994 to the named executive officers under the Horsham Option Plan or Clark Option plan for services performed for Clark.

CLARK OPTION PLAN

  In 1991, Clark established the Clark Option Plan under which options to purchase Horsham shares could be granted to certain of its non-employee directors and key employees. As of December 31, 1994, there were 219,472 options outstanding under the Clark Option Plan to purchase Horsham Shares at prices ranging from $7.19 to $11.88 per share. Clark, under a trust agreement, held 219,472 Horsham Shares at December 31, 1994, to meet obligations under the Clark Option Plan. No options were granted to executive officers or directors under the Clark Option Plan during the year ended December 31, 1993 or 1994 under such plan.

YEAR-END OPTION VALUES

  The following table sets forth information with respect to the number and value of unexercised options to purchase Horsham Shares held by the executive officers named in the executive compensation table at December 31, 1994.

                           SHARES ACQUIRED                        NUMBER OF              VALUE OF UNEXERCISED
                             ON EXERCISE        VALUE      UNEXERCISED OPTIONS HELD   IN-THE-MONEY OPTIONS HELD
                          DURING YEAR ENDED   REALIZED       AT DECEMBER 31, 1994      AT DECEMBER 31, 1994 (A)
                                                          --------------------------  --------------------------
          NAME            DECEMBER 31, 1994  ON EXERCISE  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
------------------------  -----------------  -----------  -----------  -------------  -----------  -------------

Paul D. Melnuk (b)......                 --           --           --             --           --             --
Bradley D. Aldrich (c)..                 --           --           --             --           --             --
Brandon K. Barnholt.....             10,000      $68,400       33,333         56,667      $90,971       $126,343
Kevin K. Pennington.....                 --           --       33,333         66,667       50,530        101,061

(a) Based upon the closing price on the New York Stock Exchange-Composite Transactions on December 31, 1994.

(b) Mr. Melnuk holds options to acquire Horsham Shares received as compensation for services provided to Horsham.

(c) In February 1995, Mr. Aldrich was granted an option to purchase 100,000 shares of Horsham Shares under the Horsham Option Plan.


SHORT-TERM PERFORMANCE PLAN

  Employees of Clark participate in an annual incentive plan which places at risk an incremental portion of their total compensation based on Company, business unit and/or individual performance. The targeted at risk compensation increases with the ability of the individual to affect business performance, ranging from 12% for administrative support personnel to 200% for the Chief Executive Officer. The other senior executive officers have the opportunity to earn an annual incentive equal to 125% of the individuals base salary. The actual award is determined based on financial performance as measured by return on equity with individual and senior executive team performance evaluated against operating objectives to achieve planned financial results. For essentially all other employees, annual incentives are based on specific performance indicators utilized to operate the business, principally productivity and profitability measures.

LONG-TERM PERFORMANCE PLAN

  Clark USA has adopted a Long-Term Performance Plan (the Performance Plan). Under the Performance Plan, designated employees, including executive officers, of Clark USA and its subsidiaries and other related entities will be eligible to receive awards in the form of stock options, stock appreciation rights and stock grants. The Performance Plan is intended to promote the growth and performance of Clark USA by encouraging employees to acquire ownership interest in Clark USA and to provide incentives for employee performance. An aggregate of 1,250,000 shares of Common Stock may be awarded under the Performance Plan, either from authorized, unissued shares which have been reserved for such purpose or from shares purchased on the open market, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the outstanding Common Stock of Clark USA.

  The Performance Plan will be administered by the Compensation Committee (as defined below). Subject to the provisions of the Performance Plan, the Compensation Committee will be authorized to determine who may participate in the Performance Plan and the number and types of awards made to each participant, and the terms, conditions and limitations applicable to each award. Awards may be granted singularly, in combination or in tandem. Subject to certain limitations, the Board of Directors will be authorized to amend, modify or terminate the Performance Plan to meet any changes in legal requirements or for any other purpose permitted by law.

  Payment of awards may be made in the form of cash, stock or combinations thereof and may include such restrictions as the Compensation Committee shall determine, including, in the case of stock, restrictions on transfer and forfeiture provisions. The price at which shares of Common Stock may be purchased under a stock option may not be less than the fair market value of such shares on the date of grant. If permitted by the Compensation Committee, such price may be paid by means of tendering Common Stock, or surrendering another award, including restricted stock, valued at fair market value on the date of exercise, or any combination thereof. Further, with Compensation Committee approval, payments may be deferred, either in the form of installments or as a future lump sum payment. Dividends or dividend equivalent rights may be extended to and made part of any award denominated in stock, subject to such terms, conditions and restrictions as the Compensation Committee may establish. At the discretion of the Compensation Committee, a participant may be offered an election to substitute an award for another award or awards of the same or different type. Stock options initially will have a 10 year term with a three year vesting schedule and are not exercisable until the Companys common stock is publicly traded. In accordance with the stock purchase agreement between Clark USA and Tiger Management Corporation, executive officers are restricted from exercising options for four years or until Tigers interest in Clark USA falls below 10%.

  If the employment of a participant terminates, subject to certain exceptions for retirement, resignation, death or disability, all unexercised, deferred and unpaid awards will be canceled immediately, unless the award agreement provides otherwise. Subject to certain exceptions for death or disability, or employment by a governmental, charitable or educational institution, no award or other benefit under the Plan is assignable or transferable, or payable to or exercisable by any one other than the participant to whom it was granted.

  In the event of a "Change of Control" of Clark USA or Horsham (as defined in the Performance Plan), with respect to awards held by Performance Plan participants who have been employed by the Company for at least six months, (a) all stock appreciation rights which have not been granted in tandem with stock options will become exercisable in full, (b) the restrictions applicable to all shares of restricted stock will lapse and such shares will be deemed fully vested, (c) all stock awards will be deemed to be earned in full and (d) any participant who has been granted a stock option which is not execisable in full will be entitled, in lieu of the exercise of such stock option, to obtain cash payment in an amount equal to the difference between the option price of such stock option and the offer price (in the case of a tender offer or exchange offer) or the value of common stock covered by such stock option, determined as provided in the Performance Plan.

  Under the Performance Plan, a "Change in Control" includes, without limitation, with respect to Clark USA or Horsham, (i) the acquisition (other than by Horsham) of beneficial ownership of 25% or more of the voting power of its outstanding securities without the prior approval of at least two-thirds of its directors then in office, (ii) a merger, consolidation, proxy contest, sale of assets or reorganization which results in directors previously in office constituting less than a majority of its directors thereafter or (iii) any change of at least a majority of its directors during any period of two years.

CLARK SAVINGS PLAN

  The Clark Savings Plan, which became effective in 1989, permits employees to make before-tax and after-tax contributions and provides for incentive matching contributions. Savings Plan assets are held in trust by Boatmens Trust Company. Under the Savings Plan, each employee of Clark (and such related companies as may adopt the Savings Plan) who has completed at least six months of service may become a participant. Participants are permitted to make before-tax contributions to the Savings Plan, effected through payroll deduction, of from 1% to 15% of their compensation. Clark makes matching contributions equal to 200% of a participants before-tax contributions up to 3% of compensation. Participants are also permitted to make after-tax contributions through payroll deduction, of from 1% to 5% of compensation, which are not matched by employers contributions; provided that before-tax contributions and after-tax contributions, in the aggregate, may not exceed 15% of compensation. All employer contributions are vested at a rate of 20% per year of service, becoming fully vested after five years of service. Amounts in employees accounts may be invested in a variety of permitted investments, as directed by the employee, including in Horsham Shares. Participants vested accounts are distributable upon a participants disability, death, retirement or separation from service. Subject to certain restrictions, employees may make loans or withdrawals of employee contributions during the term of their employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Compensation of Clarks executive officers has historically been determined by Clarks Board of Directors. Mr. Melnuk, the Companys and Clarks President and Chief Executive Office, is a member of Clark USAs and Clarks Board of Directors. Other than reimbursement of their expenses, neither Clark USAs nor Clarks directors receive any compensation for their services as directors. There are no interlocks between the Company and other entities involving the Companys executive officers and board members who serve as executive officers or board members of other entities, except with respect to the Companys parents, Clark USA and The Horsham Corporation. Peter Munk (Chairman and Chief Executive Officer of Horsham) serves as a director of the Company and Paul Melnuk (the President and Chief Executive Officer of the Company) serves as a director of Horsham. Anthony Munk (Senior Vice President of Horsham) serves as a director of the Company.

  Horsham and Clark have agreements to provide certain management services to each other from time to time. Trade credit agreements between Clark and various suppliers of its petroleum requirements occasionally requires a guarantee of Clarks obligations by Horsham. Fees related to trade credit guarantees totaled $100,000, $50,000 and $100,000 in 1994, 1993 and 1992, respectively.

  In August 1993, Horsham established HSM Insurance, Inc., ("HSM"), a wholly-owned subsidiary, to provide environmental impairment liability insurance coverage for Clark and other companies, including unaffiliated companies. Clark believes premiums paid to HSM are comparable to premiums that would be paid to unaffiliated carriers for similar coverage. Premiums paid by Clark to HSM were $2,000,000 and $600,000 for 1994 and 1993, respectively. No loss claims have been made by Clark under this policy. The policy was terminated on December 31, 1994.

EMPLOYMENT AGREEMENTS

  Clark has an employment agreement with Mr. Aldrich which provides for a term of thirty months commencing December 1, 1994 at a minimum annual salary of $175,000. In addition, in February 1995 Mr. Aldrich was granted an option to purchase 100,000 shares of Horsham Shares under the Horsham Option Plan.

  Clark has an employment agreement with Mr. Barnholt which provides for a term of three years commencing May 11, 1992 at a base annual salary of $112,500. In addition, Mr. Barnholt was granted an option to purchase 30,000 shares of Horsham Shares under the Clark Option Plan, which option shall become exercisable as to one-third of the shares on each of the first three anniversary dates of the granting of the option and was granted an option to purchase 70,000 shares of Horsham Shares under the Horsham Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

  All of Clark's common stock is owned by Clark USA, which is a subsidiary of Horsham. Clark USA was formed by Horsham and AOC L.P. to acquire all of the capital stock of Clark and certain other assets. In connection with the Acquisition, AOC L.P., Horsham, Clark USA and Clark entered into the Shareholder Agreement, pursuant to which Horsham purchased 60% of the equity capital of R & M Holdings for $18 million and AOC L.P. purchased the remaining 40% of the equity capital of R & M Holdings for $12 million. AOC L.P. is a Missouri limited partnership, the sole general partner of which is G & N Investments, Inc., a corporation controlled by Samuel R. Goldstein and Paul A. Novelly.

  On February 27, 1995, Clark USA sold $135 million of additional equity to a subsidiary of Horsham. The Horsham subsidiary immediately resold $120 million of the equity to Tiger Management Corporation, an institutional money manager, for an interest of between 35.6% and 40.0% (based on 1995 earnings) of Clark USA.


REPURCHASE OF STOCK

  On December 30, 1992, Clark USA repurchased from AOC L.P. 34.67 shares of its common stock (approximately 87% of the shares of Clark USA common stock owned by AOC L.P.) and the option held by AOC L.P. to acquire common stock described above, for a purchase price of $90 million in cash and the transfer of all of the shares of CMAT, Inc. ("CMAT"), the principal asset of which is a Colorado ski resort. Concurrently, Horsham purchased the remaining 5.33 shares of common stock (approximately 13% of the shares of Clark USA common stock owned by AOC L.P.) for a purchase price of $10 million in cash and a warrant to purchase up to 3,000,000 Horsham Shares at an exercise price of $7.625 per share. In addition, the Shareholder Agreement was terminated.

  Pursuant to the Stock Purchase Agreement, Clark USA and Horsham have agreed to pay to AOC L.P. approximately 89% and 11%, respectively, of the Contingent Payment described below. In addition, Horsham has agreed to indemnify Clark USA for its Contingent Payment obligation in excess of $7 million. The Contingent Payment is an amount, which shall not exceed in the aggregate $24 million plus interest at 9% per annum, compounded annually, calculated as a percentage of (i) the net cash flow of Clark for the years 1993, 1994, 1995 and 1996, in excess of specified levels and (ii) the net proceeds from sales, prior to January 1, 1997, of any equity security of the Company or Clark, or of certain assets of Clark or Clark Pipe Line Company or of certain mergers involving the Company or Clark, at prices in excess of specified levels.

  The shares of CMAT transferred to AOC L.P. were valued at approximately $9.9 million, following capitalization of certain intercompany debt held by Clark.

  In connection with the foregoing transaction, AOC L.P., its principals and their affiliates, on the one hand and Horsham, Clark USA and Clark, on the other hand, delivered a Mutual Release of all claims, known or unknown, of either party against the other. In consideration of such release, Clark paid to AOC L.P. $2.5 million in cash.

  Clark USA financed the repurchase of shares of its common stock through short-term borrowings of $90 million from Horsham on December 30, 1992 with a yield to maturity of approximately 11.8%. Clark USA repaid the short-term borrowings on February 18, 1993 with proceeds of the sales of Zero Coupon Notes for general corporate purposes and for the payment of any portion of the AOC payment as described below.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Horsham and Clark have agreements to provide certain management services to each other from time to time. Trade credit agreements between Clark and various suppliers of its petroleum requirements occasionally require a guarantee of Clarks obligations by Horsham. Fees related to trade credit guarantees totaled $100,000, $50,000 and $100,000 in 1994, 1993 and 1992, respectively.

  In August 1993, Horsham established HSM Insurance, Inc., ("HSM"), a wholly-owned subsidiary, to provide environmental impairment liability insurance coverage for Clark and other companies, including unaffiliated companies. Clark believes premiums paid to HSM are comparable to premiums that would be paid to unaffiliated carriers for similar coverage. Premiums paid by Clark to HSM were $2,000,000 and $600,000 for 1994 and 1993, respectively. No loss claims have been made by Clark under this policy. The policy was terminated on December 31, 1994.

  The business relationships described above and any future business relationships with Horsham will be on terms no less favorable in any respect than those which could be obtained through dealings with third parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. AND 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The financial statements and schedule filed as a part of this Report on Form 10-K are listed in the accompanying index to financial statements and schedule.

3.  EXHIBITS

   EXHIBIT
   NUMBER                         DESCRIPTION
   ------                         -----------
     3.1 Restated Certificate of Incorporation of Clark (Exhibit 3.1 filed with Clark Registration Statement on Form S-1 (Registration No. 33-
          28146))

     3.2 Certificate of Amendment to Certificate of Incorporation of Clark dated September 28, 1990 (Exhibit 3.2 filed with Clark Annual Report on Form 10-K dated December 31, 1991 (Registration No. 1-11392))

     3.3 By-laws of the Company (Exhibit 3.2 filed with Clark Registration Statement on Form S-1 (Registration No. 33-28146))

     4.1 Indenture between Clark and NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.) including the form of 10 1/2% Senior Notes due 2001 (Exhibit 4.1 filed with Clark Registration Statement on Form S-1 (Registration No. 33-43358))

     4.2 Supplemental Indenture between Clark and NationsBank of Virginia, N.A. (formerly Sovran Bank N.A.), dated February 17, 1995 (Exhibit 4.4 filed with Clark USA Annual Report on Form 10-K dated December 31, 1994 (Registration No. 33-59144))

     4.3 Indenture between Clark and NationsBank of Virginia, N.A., including the form of 9 1/2% Senior Notes due 2004 (Exhibit 4.1 filed with Clark Registration Statement on Form S-1 (Registration No. 33-50748))

     4.4 Supplemental Indenture between Clark and NationsBank of Virginia, N.A., dated February 17, 1995 (Exhibit 4.6 filed with Clark USA Annual Report on Form 10-K dated December 31, 1994 (Registration No. 33-59144))

    10.1 Clark Refining & Marketing, Inc. Stock Option Plan (Exhibit 10.5 filed with Clark Registration Statement on Form S-1 (Registration No. 33-43358))

    10.2 Clark Refining & Marketing, Inc. Savings Plan, as amended and restated effective as of October 1, 1989 (Exhibit 10.6 filed with Clark Annual Report on Form 10-K for the year ended December 31, 1989 (Commission File No. 1-11392))

    10.3 Employment Agreement of Brandon K. Barnholt (Exhibit 10.13 filed with Clark Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 1-11392))

    10.4 Employment Agreement of Bradley D. Aldrich (Exhibit 10.4 filed with Clark USA Annual Report on Form 10-K dated December 31, 1994 (Registration No. 33-59144))

    10.5 Credit Agreement dated as of November 30, 1994 among Clark Refining & Marketing, Inc., Bank of America National Trust and Savings Association, The First National Bank of Boston, The Toronto-Dominion Bank, BA Securities, Inc. and the Other Financial Institutions Party Thereto (Exhibit 10.8 filed with Clark USA, Inc. Registration Statement on Form S-1 (Registration No. 33-84192))

   10.51 First Amendment to Credit Agreement dated as of February 23, 1995 among Clark Refining & Marketing, Inc., Bank of America National Trust and Savings Association, Bankers Trust Company, The Toronto-Dominion Bank, The First National Bank of Boston, BA Securities, Inc. and the Other Financial Institutions Party Thereto (Exhibit
          10.51 filed with Clark USA Annual Report on Form 10-K dated December 31, 1994 (Registration No. 33-59144))

  10.9.1 Amended and Restated Asset Sale Agreement by and between Chevron U.S.A. Inc. and Clark Refining & Marketing, Inc., dated as of August 16, 1994 (Exhibit 10.3 filed with Clark USA Current Report on Form 8-K (Registration No. 33-59144))

  10.9.2 Chemical Facility Lease with Option to Purchase (Exhibit 10.9.2 filed with Clark USA, Inc. Registration Statement on Form S-1 (Registration No. 33-84192))

  10.9.3  Sublease of Chemical Facility Lease (Exhibit 10.9.3 filed with
          Clark USA, Inc. Registration Statement on Form S-1 (Registration No. 33-84192))

  10.9.4 PADC Facility Lease with Option to Purchase (Exhibit 10.9.4 filed with Clark USA, Inc. Registration Statement on Form S-1
          (Registration No. 33-84192))

  10.9.5 Supply Agreement for the Chemical Facility (Exhibit 10.9.5 filed with Clark USA, Inc. Registration Statement on Form S-1
          (Registration No. 33-84192))

  10.9.6 Services Agreement for the Chemical Facility (Exhibit 10.9.6 filed with Clark USA, Inc. Registration Statement on Form S-1
          (Registration No. 33-84192))

  10.9.7 Supply Agreement for the PADC Facility (Exhibit 10.9.7 filed with Clark USA, Inc. Registration Statement on Form S-1 (Registration No. 33-84192))

  10.9.8 Services Agreement for the PADC Facility (Exhibit 10.9.8 filed with Clark USA, Inc. Registration Statement on Form S-1 (Registration No. 33-84192))

    12.1  Computation of Ratio of Earnings to Fixed Charges

(B) REPORTS ON FORM 8-K

  December 14, 1994, Clark USA, Inc. withdraws public offerings due to unfavorable market conditions

                               GLOSSARY OF TERMS

Refining

Alkylation Unit -  Also known as the alky unit; a refinery unit that uses acid
                   (either sulfuric or hydrofloric HF) as a catalyst to combine lower value products from the FCC unit and purchased gases (isobutane) to produce gasoline

Barrel - A common unit of measure in the oil industry which equates to 42 gallons

Bbl. -             An abbreviation for a barrel

Black Oil -        Oil that remains after higher value products such as
                   gasoline, diesel and jet fuel are separated. Black oil would include asphalt, which is used in paving streets, and #6 oil which can be burned by utilities or marine vessels to generate electricity

Blendstocks -      Various compounds that are combined to make finished gasoline and diesel fuel; these may include natural gasoline, FCC gasoline, ethanol, reformate or butane, among others

BPD -              Barrels per day

By-products -      Products that result from extracting high value products such as gasoline, jet and diesel fuel from crude oil: these inlcude black oil, sulfur, propane, coke and other products

Catalyst -         A substance that alters, accelerates or instigates chemical changes, but is neither produced nor consumed in the process

Coke Also known as petroleum coke; a coal like substance that can be burned to generate electricity or used as a hardener in concrete

Coker Unit -       A refinery unit which takes the very worst part of crude oil that is left after all other products are removed and converts it into petroleum coke

Crack Spread -     Also known as a 3/2/1 crack spread; a simplified model that measures the difference between the price for finished products and crude oil. 3/2/1 represents the approximate breakdown of a barrel of crude as follows, 3 barrels of crude produce 2 barrels of gasoline and one barrel of diesel fuel

Crude Unit -       The first refinery unit that the crude oil runs through where it is heated and the various products separated. As crude oil is heated to certain temperatures it vaporizes and different products are separated. This is the distillation process.
                   Listed below are the products that typically come from crude oil and the approximate temperatures at which they are separated from it:

                         butanes/lighter   less than 90 degrees F
                         gasoline           90 degrees F - 220 degrees F
                         naphtha           220 degrees F - 315 degrees F
                         kerosene          315 degrees F - 450 degrees F
                         diesel            450 degrees F - 650 degrees F
                         gas oil           650 degrees F - 800 degrees F
                         residue           800 degrees F and higher

DHDS Unit -        Also known as distillate hydrotreater desulfurizer; removes sulfur and other impurities from distillates, primarily diesel and jet fuel.

Distillates -      Primarily diesel, jet fuel and kerosene.

ETBE - Ethyl tertiary butyl ether. An oxygen-rich, high-octane gasoline blendstock produced by reacting ethanol with isobutylene.

Ethanol -          An alcohol, primarily derived from corn and other feed
                   grains, sometimes used in gasoline blending.

FCC Unit -         Also known as the fluid catalytic cracker; the unit takes low value products from the crude unit and converts them to gasoline through a chemical process using catalysts.

Feedstock -        Raw material used to produce final products for sale.

Guard Basin -      Water collection area for storm water, oil runoff, etc.

Heavy Crude Oil -  A crude oil that is relatively thick in texture (viscous)
                   which is harder to process and yields less high value products such as gasoline and diesel fuel, but is cheaper.

Hedging -          An activity using various strategies to limit the risk of
                   losses due to price changes in finished products and crude oil.

Isomax Unit -      Also known as the hydrocracker. The unit takes low value
                   products from the crude unit and converts them into gasoline and distillates through a high pressure process using catalysts.

LPG Also known as Liquefied Petroleum Gases. Liquefied light ends gases used for home heating and cooking.

Light Crude Oil -  A crude oil that is relatively thin in texture which is easier to process and yields more high value products such as gasoline and diesel fuel, but is more expensive.

Maya -             A heavy, sour crude oil from Mexico.

Naphtha -          Natural or unrefined gasoline with a low octane rating and impurities (sulfur and nitrogen) as separated out of the crude oil during the refining process.

NYMEX - New York Mercantile Exchange, an exchange that facilitates the buying and selling of crude oil and various refined products for delivery at various times in the future.

Oxygenates -       Compounds containing oxygen which, when added to conventional gasoline, reduce the carbon monoxide emissions of the gasoline.

Platformer -       A refinery unit that takes low octane gasoline and converts it to high octane gasoline by using a platinum / rhenium catalyst.

Production -       The finished products such as gasoline and diesel fuel which are converted from crude oil by a refinery.

Reformer Unit -    Same as a platformer.

Reformulated
 Gasoline -        Gasoline blended in accordance with certain specifications, that is designed to reduce ozone-forming and toxic pollutants.

Resid - Residual fuel oil or residue. A deriviative of crude oil obtained from the basic stages of refining operations. Also known as atmospheric or vacuum tower bottoms.

Sour Crude Oil -   A crude oil that is relatively high in sulfur content,
                   requiring additional processing to remove the sulfur, but is less expensive.

Sweet Crude Oil -  A crude oil  that is relatively low in sulfur content, requiring less processing to remove the sulfur, but is more expensive.

TAME - Tertiary amyl methyl ether. An oxygen-rich, high-octane gasoline blendstock produced by reacting methanol with isoamylene.

TIP Unit -         Also known as the Total Isomerization Process unit; a
                   refinery unit that changes lower octane products received from the crude unit into higher octane materials used in gasoline.

Throughput -       The amount of a substance processed through a unit.

Turnaround -       Shutting down various units of a refinery to service, clean and refurbish the components; a maintenance turnaround occurs every three - four years or as needed.

Unifier Unit -     A refinery unit that removes sulfur, nitrogen and other
                   impurities from naphtha separated at the crude unit.

WTI - West Texas Intermediate crude oil, a light; sweet crude oil that is used as a benchmark for other crude oil types.


Retail

CP - Convenience products such as beverages, cigarettes and snacks.

Gal. -             Gallon.

Grade Splits -     Regular unleaded versus extra unleaded versus premium
                   unleaded. Commonly used in referring to improvement in selling higher profit gasoline such as extra and premium unleaded.

PMPS -             Per month per store.


General

Baseline -         A selected financial measurement against which results are compared.

G & A -            General and administrative expenses.

MM -               Millions.

M -                Thousands.

Unusual Items -    Those charges or credits not occurring in the normal course of business.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                         PAGE
                                         ----
Clark Refining & Marketing, Inc.:
 Annual Financial Statements
  Report of Independent Accountants.....  47
  Balance Sheets as of December 31,
   1994 and 1993........................  48
  Statements of Earnings for the years
   ended December 31, 1994, 1993 and
   1992.................................  49
  Statements of Cash Flows for the
   years ended December 31, 1994, 1993
   and 1992.............................  50
  Statement of Stockholders' Equity for
   the years ended December 31, 1994,
   1993 and 1992........................  51
  Notes to Financial Statements.........  52

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Clark Refining & Marketing, Inc:

  We have audited the accompanying balance sheets of Clark Refining & Marketing, Inc.(formerly Clark Oil & Refining Corporation) (a Delaware corporation and wholly-owned subsidiary of Clark USA, Inc.), as of December 31, 1994 and 1993 and the related statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clark Refining & Marketing, Inc. as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

  As discussed in Note 3 to the financial statements, in 1994 the Company changed its method of accounting for short-term investments. As discussed in
Note 12 to the financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.


                                  Coopers & Lybrand L.L.P.

St.  Louis, Missouri
February 3, 1995, except for
Notes 15 and 16 for which the
date is February 27, 1995

                        CLARK REFINING & MARKETING, INC.
                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                 REFERENCE  DECEMBER 31,  DECEMBER 31,
            ASSETS                 NOTE         1994          1993
                                 ---------  ------------  ------------

CURRENT ASSETS:
   Cash and cash equivalents...          2      $ 95,282      $ 60,771
   Short-term investments......       2, 3        28,658       133,752
   Accounts receivable.........                   77,794        58,103
   Inventories.................       2, 4       151,466       147,961
   Prepaid expenses and other..                   15,659        15,573
                                                --------      --------
       Total current assets....                  368,859       416,160

PROPERTY, PLANT AND EQUIPMENT..       2, 5       429,805       360,945
OTHER ASSETS...................       2, 6        50,717        34,349
                                                --------      --------
                                                $849,381      $811,454
                                                ========      ========


                    LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES:
   Accounts payable.........................      7  $155,442  $138,321
   Accrued expenses and other...............      8    41,639    43,151
   Accrued taxes other than income..........           41,407    30,860
                                                     --------  --------
      Total current liabilities.............          238,488   212,332


LONG-TERM DEBT..............................   8, 9   400,734   401,038
DEFERRED TAXES..............................  2, 13    29,178    35,248
LIABILITY FOR POSTRETIREMENT BENEFITS.......     12    18,129    16,858
CONTINGENCIES...............................     14        --        --
STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per share;
   1,000 shares authorized and 100 shares
   issued and outstanding)..................
   Paid-in capital..........................           30,000    30,000
   Retained earnings........................   3, 7   132,852   115,978
                                                     --------  --------
      Total stockholder's equity............          162,852   145,978
                                                     --------  --------
                                                     $849,381  $811,454
                                                     ========  ========




        The accompanying notes are an integral part of these statements.

                        CLARK REFINING & MARKETING, INC.
                             STATEMENTS OF EARNINGS
                             (DOLLARS IN THOUSANDS)

                                                REFERENCE   FOR THE YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                  NOTE           1994             1993            1992
                                                ---------  ----------------  ---------------  ------------

NET SALES AND OPERATING REVENUES                               $ 2,440,028      $ 2,263,410   $ 2,252,964

EXPENSES:
  Cost of sales...............................                  (2,092,516)      (1,936,563)   (1,952,360)
  Operating expenses..........................                    (237,332)        (218,087)     (224,368)
  General and administrative expenses.........                     (33,990)         (27,533)      (31,164)
  Depreciation................................          2          (26,540)         (23,402)      (21,122)
  Amortization................................       2, 6          (10,797)         (11,907)       (9,290)
  Inventory recovery of (write-down to)
   market value...............................          4           26,500          (26,500)           --
                                                               -----------      -----------   -----------
                                                                (2,374,675)      (2,243,992)   (2,238,304)
                                                               -----------      -----------   -----------

OPERATING INCOME..............................                      65,353           19,418        14,660

  Interest and financing costs, net...........          8          (37,547)         (29,933)      (26,373)
  Other income................................         11               --           11,370        14,662
                                                               -----------      -----------   -----------

EARNINGS BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE...................................                      27,806              855         2,949

  Income tax (provision) benefit..............      2, 13           (9,732)             513           344
                                                               -----------      -----------   -----------

EARNINGS BEFORE EXTRAORDINARY ITEM............
AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE.......................                      18,074            1,368         3,293

  Extinguishment of debt
    (net of tax benefit of $7,192)............          8               --               --       (11,538)
  Cumulative effect of change in accounting
    principle (net of tax benefit of $5,992)..         12               --           (9,595)           --
                                                               -----------      -----------   -----------

NET EARNINGS (LOSS)...........................                 $    18,074      $    (8,227)  $    (8,245)
                                                               ===========      ===========   ===========




        The accompanying notes are an integral part of these statements.

                        CLARK REFINING & MARKETING, INC.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 1994        1993        1992
                                                              ----------  ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss).......................................  $  18,074   $  (8,227)  $   (8,245)
  Extraordinary item........................................         --          --       11,538
  Cumulative effect of change in accounting principle.......         --       9,595           --
  Non-cash items:
     Depreciation...........................................     26,540      23,402       21,122
     Amortization...........................................     11,973      13,025       12,217
     Realized (gain) loss on investments....................      5,396        (373)      (3,265)
     Share of earnings of affiliates, net of dividends......       (468)        197          182
     Deferred taxes.........................................      9,732      (3,536)         267
     Inventory (recovery of) write-down to market value.....    (26,500)     26,500           --
     Other..................................................      1,271       1,271         (206)
  Cash provided by (reinvested in) working capital -
      Accounts receivable, prepaid expenses and other.......    (21,135)      2,328       13,171
      Inventories...........................................     22,995     (23,378)     (31,334)
      Accounts payable, accrued expenses, taxes other than
      income, and other.....................................     13,264      22,288       20,418
                                                              ---------   ---------   ----------
       Net cash provided by operating activities............     61,142      63,092       35,865
                                                              ---------   ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments.......................    (89,987)   (114,534)    (987,883)
  Sales of short-term investments...........................    187,785     168,843    1,030,318
  Expenditures for property, plant and equipment............   (100,276)    (67,938)     (59,518)
  Expenditures for turnaround...............................    (11,191)    (20,577)      (2,729)
  Refinery acquisition expenditures.........................    (13,514)         --           --
  Payment received on CMAT, Inc. note.......................         --      10,000           --
  Proceeds from disposals of property, plant and equipment..      5,941       4,582          995
  Other investing activity..................................         --        (201)      (5,006)
                                                              ---------   ---------   ----------
       Net cash used in investing activities................    (21,242)    (19,825)     (23,823)
                                                              ---------   ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................         --          --      175,000
  Long-term debt payments...................................       (585)       (775)    (207,396)
  Deferred financing costs..................................     (4,804)       (663)      (6,458)
  Other.....................................................         --         299          135
                                                              ---------   ---------   ----------
       Net cash used in financing activities................     (5,389)     (1,139)     (38,719)
                                                              ---------   ---------   ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS...........................................     34,511      42,128      (26,677)
CASH AND CASH EQUIVALENTS, beginning of period..............     60,771      18,643       45,320
                                                              ---------   ---------   ----------
CASH AND CASH EQUIVALENTS, end of period....................  $  95,282   $  60,771   $   18,643
                                                              =========   =========   ==========



        The accompanying notes are an integral part of these statements.

                        CLARK REFINING & MARKETING, INC.
                       STATEMENT OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)


                                          COMMON    PAID-IN      RETAINED
                                          STOCK     CAPITAL      EARNINGS        TOTAL
                                          ------    -------      --------       --------
BALANCE - January 1, 1992...............   $--      $30,000      $142,633       $172,633

  Net loss..............................    --           --        (8,245)        (8,245)
  Dividends paid........................    --           --       (10,183)       (10,183)
                                           ---      -------      --------       --------
BALANCE - December 31, 1992.............    --       30,000       124,205        154,205

  Net loss..............................    --           --        (8,227)        (8,227)
                                           ---      -------      --------       --------
BALANCE - December 31, 1993.............    --       30,000       115,978        145,978

  Net earnings..........................    --           --        18,074         18,074
  Change in unrealized short-term
   investment gains and losses, net of
   tax benefit of $700..................    --           --        (1,200)        (1,200)
                                           ---      -------      --------       --------
BALANCE - December 31, 1994.............   $--      $30,000      $132,852       $162,852
                                           ===      =======      ========       ========



        The accompanying notes are an integral part of these statements.

                        CLARK REFINING & MARKETING, INC.

                         NOTES TO FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

              (TABULAR DOLLAR AMOUNTS IN THOUSANDS OF US DOLLARS)



1.  GENERAL

  Clark Refining & Marketing, Inc., a Delaware corporation ("Clark"), is wholly owned by Clark USA, Inc., a Delaware corporation ("Clark USA). Clark USA is indirectly wholly owned by The Horsham Corporation, a Quebec corporation (Horsham). Prior to December 30, 1992, Clark USA was 60% owned by Horsham and 40% owned by AOC Limited Partnership, a Missouri limited partnership (the minority shareholders). On December 30, 1992, Horsham and Clark USA purchased all of the outstanding Clark USA shares owned by the minority shareholders, resulting in Horsham owning 100% of Clark USA (see Note 16 "Certain Financings").

  Clarks principal operations include crude oil refining, wholesale and retail marketing of refined petroleum products and retail marketing of convenience store items in the Midwestern United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents; Short-term Investments

  Clark considers all highly liquid investments, such as time deposits, money market instruments, commercial paper and United States and foreign government securities, purchased with a maturity of three months or less, to be cash equivalents. Short-term investments consist of similar investments, as well as United States government security funds, maturing more than three months from date of purchase and are carried at fair value (see Note 3 "Short-term Investments"). Clark invests only in AA rated or better fixed income marketable securities or the short-term rated equivalent.

  Inventories

  Inventories are stated at the lower of cost, predominantly using the last-in, first-out "LIFO" method, adjusted for realized hedging gains or losses on petroleum products, or market on an aggregate basis. To limit risk related to price fluctuations, Clark purchases and sells crude oil and refined products futures and options contracts as hedges of its production requirements and physical inventories. At December 31, 1994, Clarks open contracts have terms extending into December, 1995. Gains and losses on these contracts are recognized in earnings as a product cost component and as an adjustment to the carrying amount of petroleum inventories and are reflected when such inventories are consumed or sold. Unrealized gains and losses on open contracts are deferred and included in Accounts Payable. At December 31, 1994, Clark had net unrealized losses of $2.0 million.

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

  Deferred Turnaround and Financing Costs

  A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and occurs approximately every three years. Turnaround costs, which are included in "Other assets", are amortized over the period to the next scheduled turnaround, beginning the month following completion.

  Financing costs related to obtaining or refinancing of debt are deferred and amortized over the expected life of the debt.

  Income Taxes

  Clark files a consolidated US federal income tax return with Clark USA but computes its provision on a separate company basis. Clark provides deferred taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") (see Note 13 "Income Taxes").

  Deferred taxes are classified as current, included in prepaid or accrued expenses, or noncurrent depending on the classification of the assets and liabilities to which the temporary differences relate. Deferred taxes arising from temporary differences that are not related to a specific asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

  Employee Benefit Plans

  The Clark Refining & Marketing, Inc. Savings Plan and separate Trust (the "Plan"), a defined contribution plan, covers substantially all employees of Clark. Under terms of the Plan, Clark matches the amount of employee contributions, subject to specified limits. Contributions to the Plan during 1994 were $3.4 million (1993 - $2.7 million; 1992 - $2.7 million).

  Clark provides certain benefits for retirees once they have reached specified years of service. These benefits include health insurance in excess of social security and an employee paid deductible amount, and life insurance equal to the employee's annual salary. On January 1, 1993, Clark adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which changed the method of accounting for such benefits from a cash to an accrual basis (see Note 12 "Postretirement Benefits Other Than Pensions").

3.  SHORT-TERM INVESTMENTS

  On January 1, 1994, Clark adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This standard requires the classification of short-term investments into three categories and many debt securities to be shown at fair value on the balance sheet. Clarks short-term investments are all considered "Available-for-Sale" and are carried at fair value with the resulting unrealized gain or loss, adjusted for applicable income taxes, shown as a component of retained earnings.

     Short-term investments consisted of the following:

                                                   DECEMBER 31, 1994                     DECEMBER 31, 1993
                                          ------------------------------------   ----------------------------------
                                          AMORTIZED    UNREALIZED    AGGREGATE   AMORTIZED  UNREALIZED   AGGREGATE
      MAJOR SECURITY TYPE                    COST      GAIN/(LOSS)  FAIR VALUE      COST    GAIN/(LOSS)  FAIR VALUE
      -------------------                 -----------  -----------  ----------   ---------  -----------  ----------

U.S. Debt Securities                         $30,558      $(1,900)     $28,658   $ 52,646        $  43     $ 52,689
Variable Rate Government Funds                    --           --           --     55,506         (423)      55,083
Corporate Debt Securities                         --           --           --     12,651          146       12,797
Mortgage Backed Debt Securities                   --           --           --     12,949         (173)      12,776
                                             -------      -------      -------   --------     --------     --------
                                             $30,558      $(1,900)     $28,658   $133,752        $(407)    $133,345
                                             =======      =======      =======   ========     =========    ========

     The contractual maturities of the short-term investments at December 31, 1994 were:

                                            AMORTIZED   AGGREGATE
                                               COST     FAIR VALUE
                                            ----------  ----------
  Due in one year or less                    $ 2,027     $ 1,970
  Due after one year through five years       28,531      26,688
                                             --------    -------
                                             $30,558     $28,658
                                             ========    =======

     Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

     For the year ended December 31, 1994, the proceeds from sales of Available-for-Sale securities were $187.8 million with $5.4 million of realized losses recorded for the period and shown in "Interest and financing costs, net." For the same period in 1993, the proceeds from the sale of short-term investments were $168.8 million with $0.4 million of realized gains, and in 1992 proceeds from the sale of short-term investments were $1,030.3 million with realized gains of $3.3 million. Realized gains and losses are computed using the specific identification method.

     The change in the net unrealized holding gains or losses on Available-for-Sale securities for year ended December 31, 1994, was $1.9 million ($1.2 million after taxes). This net unrealized loss is included as a component of retained earnings. Unrealized gains or losses were not recognized in 1993 or 1992 as SFAS 115 had not been adopted by Clark, therefore, the carrying value at December 31, 1993 was the adjusted cost of the short-term investments.


4. INVENTORIES

     The carrying value of inventories consisted of the following:

                                                1994        1993
                                              --------    --------
     Crude oil..............................  $ 42,760    $ 53,860
     Refined products and blendstocks.......    87,957     102,604
     Convenience products...................    14,904      12,044
     Warehouse stock and other..............     5,845       5,953
     Inventory write-down to market.........        --     (26,500)
                                              --------    --------
                                              $151,466    $147,961
                                              ========    ========

     The market value of these inventories at December 31, 1994, was approximately $1.9 million above the carrying value. Inventories at December 31, 1993 were written down to market value which was $26.5 million lower than LIFO cost. In the first half of 1994, crude oil and related refined product prices rose substantially, allowing the reversal of the inventory write-down to market.

5. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following:


                                                            1994         1993
                                                         ---------     --------
      Land.............................................  $  17,933     $ 17,206
      Refineries.......................................    311,479      255,218
      Retail stores....................................    164,518      132,542
      Product terminals and pipelines..................     44,261       40,731
      Other............................................     10,416        9,677
                                                         ---------     --------
                                                           548,607      455,374
      Accumulated depreciation and amortization........   (118,802)     (94,429)
                                                         ---------     --------
                                                         $ 429,805     $360,945
                                                         =========     ========


      At December 31, 1994, property, plant and equipment included $103.6 million (1993 - $48.2 million) of construction in progress.

6.  OTHER ASSETS

      Other assets consisted of the following:

                                                            1994         1993
                                                         ---------     --------

      Deferred financing costs.........................    $11,915      $ 8,287
      Deferred turnaround costs........................     19,719       19,324
      Deferred refinery acquisition costs..............     13,514           --
      Investment in non-consolidated affiliates........      4,878        4,410
      Other............................................        691        2,328
                                                           -------      -------
                                                           $50,717      $34,349
                                                           =======      =======


       Amortization of deferred financing costs for the year ended December 31, 1994, was $1.2 million (1993 - $1.2 million; 1992 - $2.9 million).
Amortization of turnaround costs during 1994 was $10.8 million (1993 - $11.8 million; 1992 - $9.2 million).

       The deferred refinery acquisition costs will be capitalized upon the purchase of the Port Arthur refinery and amortized over the useful life of the assets acquired (see Note 15 "Acquisition of Port Arthur Refinery").


7.  WORKING CAPITAL FACILITY

      At all times during 1994, Clark had in place a working capital facility which provided a revolving line of credit for cash borrowings and for the issuance of letters of credit primarily for securing purchases of crude oil, other feedstocks and refined products. A new facility was put into place on November 30, 1994 for the lesser of $220 million or the amount available under a defined borrowing base, as defined in the Clark Credit Agreement, representing specified percentages of eligible cash, investments, receivables, inventory and other working capital items (see Note 16 "Certain Financings"). Clark is required to comply with certain financial covenants including maintaining defined levels of working capital, tangible net worth, maximum indebtedness to tangible net worth and a minimum ratio of adjusted cash flow to debt service. At December 31, 1994, $110.0 million (1993 - $51.5 million) of the line of credit was utilized for letters of credit, of which $48.5 million (1993 - $8.7 million) supports commitments for future deliveries of petroleum products. There were no direct borrowings outstanding under the facility at December 31, 1994 or 1993.

8.  LONG-TERM DEBT


                                                              1994       1993
                                                            --------   --------
      10 1/2% Senior Notes due December 1, 2001
        ("10 1/2% Senior Notes").........................   $225,000   $225,000
      9 1/2% Senior Notes due September 15, 2004
        ("9 1/2% Senior Notes")..........................    175,000    175,000
      Obligations under capital leases and other notes...        771      1,355
                                                            --------   --------
                                                             400,771    401,355
                Less current portion.....................         37        317
                                                            --------   --------
                                                            $400,734   $401,038
                                                            ========   ========

     The estimated fair value of the long-term debt at December 31, 1994 was $397.6 million, determined using quoted market prices for these issues.

     The 9 1/2% and 10 1/2% Senior Notes were issued by Clark in September 1992 and December 1991, respectively, and are unsecured. The 9 1/2% Senior Notes and 10 1/2% Senior Notes are redeemable by Clark beginning September 1997 and December 1996, respectively, at a redemption price which starts at 105% and decreases to 100% of principal two years later. The Clark indentures contain certain restrictive covenants including limitations on the payment of dividends, the payment of amounts to related parties, the level of debt, change of control and incurrence of liens (see Note 16 "Certain Financings"). In addition, Clark must maintain a minimum net worth of $100 million.

     The scheduled maturities of long-term debt during the next five years are (in thousands): 1995 - $37 (included in "Accrued expenses and other"); 1996 - $32; 1997 - $32; 1998 - $122; 1999 - $32; 2000 and thereafter $400,516.

Interest and financing costs

     Interest and financing costs, net, included in the statements of earnings, consisted of the following:


                                                    1994        1993        1992
                                                  -------     -------     -------
      Interest expense..........................  $40,979     $40,479     $45,736
      Financing costs...........................    1,178       1,593       3,541
      Interest income...........................   (2,201)     (9,363)    (17,796)
                                                  -------     -------     -------
                                                   39,956      32,709      31,481
      Capitalized interest......................   (2,409)     (2,776)     (5,108)
                                                  -------     -------     -------
      Interest and financing costs, net.........  $37,547     $29,933     $26,373
                                                  =======     =======     =======

     Cash paid for interest in 1994 was $ 40.3 million (1993 - $40.1 million; 1992- $52.1 million).

     Accrued interest payable at December 31, 1994, of $6.9 million (1993 - $6.9 million) is included in "Accrued expenses and other".

Early Extinguishment of Debt

     In 1992, Clark repurchased $95.9 million of its First Mortgage Notes on the open market for $103.0 million and redeemed the remaining $104.1 million at 106% of principal amount, or $110.4 million. Available cash was used to extinguish the debt. The costs of the early extinguishment of debt of $11.5 million (net of tax benefit of $7.2 million) included the premium amount, deferred financing costs, and defeasance-related interest expense.

9.  LEASE COMMITMENTS

     Clark leases premises and equipment under lease arrangements, many of which are non-cancelable. Clark leases store property and equipment with lease terms extending to 2013, some of which have escalation clauses based on a set amount or increases in the Consumer Price Index. Clark also has operating lease agreements for certain pieces of equipment at the refineries, retail stores, and the general office. These lease terms range from 1 to 7 years with the option to purchase the equipment at the end of the lease term at fair market value.
The leases generally provide that Clark pay taxes, insurance, and maintenance expenses related to the leased assets. At December 31, 1994, future minimum lease payments under capital leases and non-cancelable operating leases were as follows (in millions): 1995 - $8.0; 1996 - $7.8; 1997 - $5.5; 1998 - $5.1; 1999
- $4.2; and $3.3 in the aggregate thereafter. Rental expense during 1994 was $7.6 million (1993 - $3.4 million; 1992 - $3.7 million).

10.  RELATED PARTY TRANSACTIONS

     Transactions of significance with related parties not disclosed elsewhere in the footnotes are detailed below:

Clark Executive Trust

     Clark established a deferred compensation plan called the Clark Refining & Marketing, Inc. Stock Option Plan (the "Stock Option Plan") which became effective May 1, 1991. Under the Stock Option Plan, as amended, options to purchase up to 600,000 subordinate voting shares of Horsham could be granted to certain employees and non-employee directors. Exercise prices reflect the market value of Horsham stock on the date of issuance. As of December 31, 1994, there were 219,472 options outstanding to purchase shares of Horsham at prices ranging from $7.19 to $11.88 per share. The trust held 219,472 Horsham shares at December 31, 1994.

HSM Insurance Inc.

     Clark paid premiums of $2.0 million (1993 - $0.6 million) to HSM Insurance, Inc. for providing environmental impairment liability insurance. Clark believes the premiums paid to HSM Insurance, Inc. are comparable to premiums charged by other unaffiliated carriers for similar coverage. No loss claims have been made under the policy. The policy was terminated on December 31, 1994.

11.  OTHER INCOME

     Other income consisted of the following:


                                              1994      1993      1992
                                             ------   --------   -------
       Drexel litigation...................  $  --    $  8,468   $  5,530
       Apex litigation.....................     --         --       9,132
       Sale of "non-core" retail stores....     --       2,902       --
                                             ------   --------   --------
                                             $  --    $ 11,370   $ 14,662
                                             ======   ========   ========

Litigation Settlements

     In 1993 and 1992, Clark settled litigation and recovered all previous losses incurred related to a line of credit with a lending syndicate (led by Drexel Trade Finance) that had filed bankruptcy in 1990. Also in 1992, Clark settled litigation against Apex Oil Company, Inc. and Subsidiaries (Apex) related to a dispute arising out of the November 1988 acquisition of Clark's assets from Apex.

Retail Stores

  In June, 1993, Clark sold 21 "non-core" retail stores in Kentucky and Minnesota which resulted in the recognition of other income of $2.9 million.


12.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  On January 1, 1993, Clark adopted SFAS 106. The adoption of this standard requires that Clark accrue the actuarially determined costs of postretirement benefits during the employees' active service periods. Previously, Clark had accounted for these benefits on a "pay as you go" basis, recognizing an expense when an obligation was paid. The cost of such benefits in 1992 was not significant and that year was not restated. In accordance with SFAS 106, Clark elected to recognize the cumulative liability, a non-cash "Transition Obligation" of $9.6 million, net of tax benefit of $6.0 million, as of January 1, 1993.

  The following table sets forth the unfunded status for the postretirement health and life insurance plans:

                                                        1994        1993
                                                       -------     -------
  Accumulated postretirement benefit obligation:
    Retirees                                           $12,617     $10,536
    Fully eligible plan participants                       914       1,189
    Other plan participants                              5,419       6,465
                                                       -------      ------
      Total                                             18,950      18,190
  Accrued postretirement benefit cost                       --          --
  Less:  Plan assets at fair value                          --          --
  Less:  Unrecognized net loss                            (821)     (1,332)
                                                       -------     -------
  Accrued postretirement benefit liability             $18,129     $16,858
                                                       =======     =======

  The components of net periodic postretirement benefit costs are as follows:

    Service Costs                                      $   415     $   620
    Interest Costs                                       1,271       1,270
                                                       -------     -------
   Net periodic postretirement benefit cost            $ 1,686     $ 1,890
                                                       =======     =======

  A discount rate of 8.25% (1993 - 7.25%) was assumed as well as a 4.5% (1993 - 4.5%) rate of increase in the compensation level. For measuring the expected postretirement benefit obligation, the health care cost trend rate ranged from 9.0% to 12.3% in 1994, grading down to an ultimate rate in 2001 of 6.0%. The effect of increasing the average health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation, as of December 31, 1994, by $2.2 million and increase the annual aggregate service and interest costs by $0.3 million.

13.  INCOME TAXES

  Clark provides deferred taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

  The income tax provision (benefit) (including the impact of the accounting change in 1993 and the extraordinary item in 1992) is summarized as follows:

                                              1994       1993        1992
                                            -------    -------     --------
  Earnings (loss) before provision for
    income taxes..........................   $27,806   $(14,732)   $(15,781)
                                             =======   =========   ========

  Current provision (benefit) - Federal...  $     --   $  1,204    $ (5,796)
                              - State.....        --      1,819      (2,007)
                                             -------   --------    --------
                                                  --      3,023      (7,803)
                                             -------   --------    --------
  Deferred provision (benefit) - Federal..     7,755     (6,866)       (697)
                                 - State..     1,977     (2,662)        964
                                             -------   --------    --------
                                               9,732     (9,528)        267
                                             -------   --------    --------
  Income tax provision (benefit)..........   $ 9,732   $ (6,505)   $ (7,536)
                                             =======   ========    ========

  A reconciliation between the income tax provision computed on pretax income at the statutory federal rate and the actual provision for income taxes is as follows:

                                                 1994       1993       1992
                                                -------    -------    -------
  Federal taxes computed at 35% (34%
    in 1993 and 1992)......................     $ 9,732    $(5,009)   $(5,366)
  State income taxes, net of federal effect       1,285       (556)      (689)
  Nontaxable dividend income...............      (1,453)    (1,276)    (1,208)
  Other items, net.........................         168        336       (273)
                                                -------    -------    -------
  Income tax provision (benefit)...........     $ 9,732    $(6,505)   $(7,536)
                                                =======    =======    =======

  The following represents the approximate tax effect of each significant temporary difference giving rise to deferred tax liabilities and assets as of December 31, 1994 and 1993.

                                            1994       1993
                                          --------   --------
  Deferred tax liabilities:
    Property, plant and equipment.......   $62,416    $52,590
    Turnaround costs....................    11,983      7,543
    Inventory...........................    13,922      3,027
    Other...............................     1,760      1,097
                                           -------    -------
                                            90,081     64,257
                                           -------    -------
  Deferred tax assets:
    Alternative minimum tax credit......    19,215     14,286
    Trademarks..........................     4,491      4,491
    Environmental and other future costs    12,166     15,329
    Tax loss carryforwards..............    13,766         --
    Other...............................     2,626      1,366
                                           -------    -------
                                            52,264     35,472
                                           -------    -------

  Net deferred tax liability............    37,817     28,785
  Current asset (liability).............    (8,639)     6,463
                                           -------    -------
  Deferred taxes (noncurrent)...........   $29,178    $35,248
                                           =======    =======

  As of December 31, 1994, Clark has made payments of $19.2 million under the Federal alternative minimum tax system which are available to reduce future regular income tax payments. Clark currently has a Federal net operating loss carryforward of $32.7 million and Federal tax credit carryforwards in the amount of $1.4 million, which carryforwards have a carryover period of 15 years and are available to reduce future tax liabilities through the year ending December 31, 2009. Net cash tax refunds of $2.9 million were received during 1994 (1993 - tax payment of $3.2 million; 1992 - tax payment of $2.2 million).

14.  CONTINGENCIES

  Forty-one civil suits by residents of Hartford, Illinois have been filed against Clark in Madison County Illinois, alleging damage from groundwater contamination. The relief sought in each of these cases is an unspecified dollar amount. The litigation proceedings are in the initial stages.
Discovery, which could be lengthy and complex, is only beginning. Clark moved to dismiss thirty-four cases filed in December 1991 on the ground that Clark is not liable for alleged activity of Old Clark. On September 4, 1992, the trial court granted Clark's motions to dismiss. The plaintiffs were given leave to re-file their complaints but based only on alleged activity of Clark occurring since November 8, 1988, the date on which the bankruptcy court with jurisdiction over Old Clark's bankruptcy proceedings issued its "free and clear" order. In November 1992, the plaintiffs filed thirty-three amended complaints, and nine other plaintiffs filed additional complaints. While it is not possible to determine whether or to what extent Clark will have any liability to other individuals arising from the groundwater contamination, Clark believes that the outcome of these complaints will not have a material adverse effect on its financial position.

  Clark is subject to various legal proceedings related to an age discrimination class action lawsuit, governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters. While it is not possible at this time to establish the ultimate amount of liability with respect to such contingent liabilities, Clark is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on their financial position or results of operations, however, an adverse outcome of these matters could have a material effect on quarterly or annual operating results when resolved in a future period.

15.  ACQUISITION OF PORT ARTHUR REFINERY

   On February 27, 1995 Clark purchased Chevron U.S.A. Inc.s (Chevron) Port Arthur, Texas refinery, acquiring the refinery assets and certain related terminals, pipelines, and other assets for a purchase price of approximately $70 million. The purchase price of the assets, including all acquisition costs and assumed liabilities will be allocated over all of the refinery and related assets using the purchase method of accounting. In addition, Clark purchased the related petroleum inventory in storage and pipelines, and various spare parts and supplies for approximately $138 million. A final allocation of the purchase price will be determined during 1995 when appraisals and other studies are completed. The purchase agreement also provides for contingent payments to Chevron of up to $125 million over a five year period from the closing date of the acquisition in the event refining industry margin indicators exceed certain escalating levels. These contingent payments will be calculated annually and the appropriate liability, if any, will be recorded at that time. While Chevron retained primary responsibility for required remediation of most pre-closing environmental contamination, Clark assumed responsibility for environmental contamination beneath and within 25 to 100 feet of the facility's active processing units.

16.  CERTAIN FINANCINGS

  In order to finance a portion of the Port Arthur refinery acquisition, Clark anticipated receiving a capital contribution from Clark USA as a result of its proposed public offering of 7.5 million shares of common stock and a $100 million note offering. In December 1994, the proposed offerings were withdrawn due to adverse industry and capital market conditions.

  On February 27, 1995, Clark USA obtained a portion of the funds necessary to finance the Port Arthur acquisition from a subsidiary of Horsham by selling to the subsidiary shares of new classes of common stock ("New Common Stock") of Clark USA for $135 million. Subsequently, the Horsham subsidiary resold $120 million of such New Common Stock, representing an interest of from 35.6% to 40.0% in Clark USA, to an institutional money manager.

  In connection with the financing and closing of the Port Arthur acquisition, Clark sought consents from the holders of its 9 1/2% Senior Notes and its 10 1/2% Senior Notes, to waive or amend the terms of certain covenants under the indentures governing these securities. On February 17, 1995, Clark received the requisite consents from their respective note holders.

  These consents allowed the waiver or amendment of certain indentures which principally (i) permit Clark to increase the amount of its authorized working capital and letter of credit facility to the greater of $400 million or the amount available under a defined borrowing base, (ii) permit the incurrence of $75 million of additional tax-exempt indebtedness for qualifying projects, (iii) exempt the contingent payment obligation to Chevron of up to $125 million over a five year period from the definition of Indebtedness and (iv) amend provisions relating to the use of asset disposition proceeds.

  Clark has agreed to make payments to each holder whose duly executed consent was received and not revoked. A cash consent payment of $7.50 per $1,000 aggregate principal amount of Notes is due for each $1,000 in principal amount of the 9 1/2% Notes and 10 1/2% Notes.

  In connection with the Port Arthur acquisition and the above financing transactions, Clark entered into a new three year revolving credit facility, collateralized by substantially all of Clark's current assets and certain intangibles (see Note 7 Working Capital Facility). With the acquisition, the amount of the amended facility is the lesser of $400 million or the amount available under a borrowing base, as defined, representing specified percentages of cash, investments, accounts receivable, inventory and other working capital items.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Clark Refining & Marketing, Inc.

                                    By: /s/  Paul D. Melnuk
                                       --------------------
                                     Paul D. Melnuk
                                     Chief Executive Officer, Chief Operating
                                     Officer and President

March 30, 1995

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

     Signature                    Title
     ---------                    -----


     /s/  Peter Munk              Director and Chairman of the Board
     --------------------------
     Peter Munk


     /s/  Paul D. Melnuk          Director, Chief Executive Officer, Chief
     --------------------------   Operating Officer and President
     Paul D. Melnuk               (Principal Financial Officer)



     /s/  C. William D. Birchall  Director
     ---------------------------
     C. William D. Birchall


     /s/  Anthony Munk            Director
     ---------------------------
     Anthony Munk


     /s/  Gregory C. Wilkins      Director
     ---------------------------
     Gregory C. Wilkins


     /s/  Dennis R. Eichholz      Controller and Treasurer (Principal
     ---------------------------  Accounting Officer)
     Dennis R. Eichholz



March 30, 1995