Form 10-Q
period 1995-03-31
CLARK REFINING & MARKETING INC
filed 1995-05-15
CIK 20762

===============================================================================

                                    UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                      FORM 10-Q





            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1995

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Number of shares of registrant's common stock, $.01 par value, outstanding as of May 10, 1995: 100, all of which are owned by Clark USA, Inc.


===============================================================================

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Clark Refining & Marketing, Inc.:


         We have reviewed the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. (a Delaware corporation) and subsidiary as of March 31, 1995, and the related consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Clark Refining & Marketing, Inc. as of December 31, 1994, and the related statements of earnings, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1995, we expressed an unqualified opinion on those statements.

         In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.


                                                Coopers & Lybrand L.L.P.

     St. Louis, Missouri,
     April 25, 1995


CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

                                    Reference       March 31,       December 31,
             ASSETS                    Note           1995             1994
             ------                 ---------       ---------       ------------
(Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                        $  101,911      $  95,282
   Short-term investments             2                 35,220         28,658
   Accounts receivable                                 169,747         77,794
   Inventories                        3                288,883        151,466
   Prepaid expenses and other                           23,338         15,659
                                                    ----------      ---------
          Total current assets                         619,099        368,859

PROPERTY, PLANT AND EQUIPMENT         6                517,586        429,805

OTHER ASSETS                          4                 46,702         50,717
                                                    ----------      ---------
                                                    $1,183,387      $ 849,381
                                                    ==========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $  340,518      $ 155,442
   Accrued expenses and other         5                 50,451         41,639
   Accrued taxes other than income                      45,932         41,407
                                                    ----------      ---------
          Total current liabilities                    436,901        238,488

LONG-TERM DEBT                                         400,730        400,734
DEFERRED TAXES                                          15,943         29,178
OTHER LONG-TERM LIABILITIES                             38,392         18,129
CONTINGENCIES                         8                     --             --

STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per
    share; 1,000 shares authorized
    and 100  shares issued and
    outstanding)                                            --             --
   Paid-in capital                    7                180,000         30,000
   Retained earnings                                   111,421        132,852
                                                    ----------      ---------
           Total stockholder's equity                  291,421        162,852
                                                    ----------      ---------
                                                    $1,183,387      $ 849,381
                                                    ==========      =========


The accompanying notes are an integral part of these statements.

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands)

                                                          For the three months
                                        Reference             ended March 31,
                                                      ----------------------------
                                           Note           1995            1994
                                        ---------     ------------   -------------
NET SALES AND OPERATING REVENUES                      $    827,298   $     567,253

EXPENSES:
 Cost of sales                                            (759,640)       (477,007)
 Operating expenses                                        (76,245)        (57,674)
 General and administrative expenses                        (8,017)         (7,452)
 Depreciation                                               (7,020)         (6,561)
 Amortization                           4                   (2,890)         (3,318)
 Reversal of inventory write-down
 to market                                                      --          15,000
                                                      ------------   -------------
                                                          (853,812)       (537,012)
                                                      ------------   -------------


OPERATING INCOME (LOSS)                                    (26,514)         30,241

 Interest and financing costs, net      4, 5                (8,852)         (8,334)
                                                      ------------   -------------

EARNINGS (LOSS) BEFORE INCOME TAXES                        (35,366)         21,907

 Income tax benefit (provision)                             13,417          (8,171)
                                                      ------------   -------------

NET EARNINGS (LOSS)                                   $    (21,949)  $      13,736
                                                      ============   =============










The accompanying notes are an integral part of these statements.

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                          For the three months
                                                              ended March 31,
                                                      ----------------------------
                                                          1995            1994
                                                      ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                 $    (21,949)  $      13,736

  Adjustments:
       Depreciation                                          7,020           6,561
       Amortization                                          3,741           3,612
       Share of earnings of affiliates,
         net of dividends                                     (569)            (64)
       Deferred taxes                                      (13,417)          5,049
       Reversal of inventory write-down to market               --         (15,000)
       Other                                                   263             318

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses and other     (99,573)        (15,157)
       Inventories                                        (137,417)         20,584
       Accounts payable, accrued expenses, taxes other
        than income, and other                             198,300         (17,760)
                                                      ------------   -------------
     Net cash provided by (used in) operating
      activities                                           (63,601)          1,879
                                                      ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                       (5,862)        (21,668)
  Sales of short-term investments                               --          10,588
  Expenditures for property, plant and equipment            (8,071)        (10,023)
  Expenditures for refinery turnaround                        (569)             72
  Refinery acquisition expenditures                        (68,112)             --
  Proceeds from disposals of property, plant                15,023             585
   and equipment
                                                      ------------   -------------
Net cash used in investing activities                      (67,591)        (20,446)
                                                      ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                       (4)           (153)
  Capital contribution                                     150,000              --
  Deferred financing costs                                 (12,175)             --
                                                      ------------   -------------
     Net cash provided by (used in) financing              137,821            (153)
      activities
                                                      ------------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    6,629         (18,720)
CASH AND CASH EQUIVALENTS, beginning of period              95,282          60,771
                                                      ------------   -------------
CASH AND CASH EQUIVALENTS, end of period                $  101,911   $      42,051
                                                      ============   =============


The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark Refining & Marketing, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1995
(tabular dollar amounts in thousands of US dollars)

1.       Basis of Preparation

         The unaudited consolidated balance sheet of Clark Refining & Marketing, Inc. and Subsidiary (the "Company" or "Clark"), a Delaware corporation, as of March 31, 1995, and the related consolidated statements of earnings and cash flows for the three month periods ended March 31, 1995 and 1994, have been reviewed by independent accountants. Clark Port Arthur Pipeline Company, a Delaware corporation, the new wholly-owned subsidiary of Clark, is included in the consolidated results of the Company. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

         The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1994.


2.       Short-term Investments

         The Company's short-term investments are all considered
"Available-for-Sale" and are carried at fair value with the resulting unrealized gain or loss shown as a component of retained earnings.

         Short-term investments consisted of the following:

                                 March 31, 1995                          December 31, 1994
                      ------------------------------------    ------------------------------------
                      Amortized   Unrealized    Aggregate     Amortized   Unrealized    Aggregate
Major Security Type     Cost      Gain/(Loss)   Fair Value      Cost      Gain/(Loss)   Fair Value
- -------------------   --------    -----------   ----------    ---------   -----------   ----------
U.S. Debt Securities  $ 36,420    $    (1,200)  $   35,220    $  30,558   $    (1,900)  $   28,658

         The contractual maturities of the short-term investments at March 31, 1995 were:

                                                 Amortized            Aggregate
                                                    Cost              Fair Value
                                                ------------          ----------
         Due in one year or less                $     11,981         $    11,867
         Due after one year through five years        24,439              23,353
                                                ------------          ----------
                                                $     36,420          $   35,220
                                                ============          ==========

         Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

         For the three month period ended March 31, 1995, there were no sales of Available-for-Sale securities. For the same period in 1994, the proceeds from the sale of Available-for-Sale securities was $10.6 million, with an immaterial realized gain. Realized gains and losses are computed using the specific identification method.

         The change in the unrealized holding gains or losses on Available-for-Sale securities for the three month period ended March 31, 1995, was a gain of $0.7 million ($0.5 million after taxes). This net unrealized gain is included as a component of retained earnings.


3.       Inventories

         The carrying value of inventories consisted of the following:

                                                       March 31,       December 31,
                                                         1995              1994
                                                     ------------      ------------
         Crude oil  . . . . . . . . . . . . . . .    $    128,902      $     42,760
         Refined and blendstocks. . . . . . . . .         131,739            87,957
         Convenience products . . . . . . . . . .          16,578            14,904
         Warehouse stock and other. . . . . . . .          11,664             5,845
                                                     ------------      ------------
                                                        $ 288,883     $     151,466
                                                     ============     =============



         The market value of these inventories at March 31, 1995 was approximately $24.2 million above the carrying value (December 31, 1994 - $1.9 million above the carrying value). At March 31, 1995, Clark had net unrealized losses of $2.4 million (December 31, 1994 - $2.0 million) from its hedging activities to limit risk related to price fluctuations in crude oil and refined products.

         In connection with the Port Arthur refinery acquisition (see Note 6, Acquisition of Port Arthur Refinery), Clark purchased crude oil and product inventory and also entered into a new three year revolving credit facility used primarily for the issuance of letters of credit for securing purchases of crude oil. The amount of the new facility is the lesser of $400 million or the amount available under a defined borrowing base, representing specified percentages of cash, investments, accounts receivable, inventory and other working capital items. This credit facility is collateralized by substantially all of Clark s current assets and certain intangibles.


4.       Other Assets

         Amortization of deferred financing costs for the three month period ended March 31, 1995, was $0.9 million (1994 - $0.3 million), and is included in "Interest and financing costs, net".

         Amortization of turnaround costs for the three month period ended March 31, 1995, was $2.9 million (1994 - $3.3 million).

5.       Interest and Financing Costs, Net

         Interest and financing costs, net, consisted of the following:

                                                          For the three months ended March 31,
                                                                 1995              1994
                                                             ------------      ------------
         Interest expense . . . . . . . . . . . . . . .      $     10,271      $     10,237
         Financing costs. . . . . . . . . . . . . . .                 851               348
         Interest income. . . . . . . . . . . . . . .              (1,619)           (1,930)
                                                             ------------      ------------
                                                                    9,503             8,655
         Capitalized interest . . . . . . . . . . . .                (651)             (321)
                                                             ------------      ------------
                                                             $      8,852      $      8,334
                                                             ============      ============

         Accrued interest payable at March 31, 1995, of $8.7 million (December 31, 1994 - $6.9 million) is included in "Accrued Expenses and Other".


6.       Acquisition of Port Arthur Refinery

         On February 27, 1995, Clark purchased Chevron U.S.A. Inc.'s ("Chevron") Port Arthur, Texas refinery, acquiring the refinery assets and certain related terminals, pipelines, and other assets for a purchase price of approximately
$70 million. The purchase price of the assets, including all acquisition costs and assumed liabilities will be allocated over all of the refinery and related assets using the purchase method of accounting. In addition, Clark purchased the related petroleum inventory in storage and pipelines, and various spare parts and supplies for approximately $138 million. A final allocation of the purchase price will be determined later in 1995 when appraisals and other studies are completed.

         Clark has agreements to sell to Chevron, at market prices, 40,000 barrels per day of gasoline and 6,500 barrels per day of low-sulfur diesel and jet fuel for one year from the date of the Acquisition. In addition, Clark has entered into supply agreements with Chevron and Chevron Chemical Company providing for the purchase and sale by Clark of various quantities of products and commodities at market prices.

         The purchase agreement also provides for contingent payments to Chevron of up to $125 million over a five year period from the closing date of the acquisition in the event refining industry margin indicators exceed certain escalating levels. These contingent payments will be calculated annually and the appropriate liability, if any, will be recorded at that time. While Chevron retained primary responsibility for required remediation of most pre- closing environmental contamination, Clark assumed responsibility for environmental contamination beneath and within 25 to 100 feet of the facility's active processing units.

7.       Certain Financings

         On February 27, 1995, Clark USA, Inc. ("Clark USA"), Clark's parent company, obtained a portion of the funds necessary to finance the Port Arthur acquisition from a subsidiary of its parent company, The Horsham Corporation, a Quebec corporation ("Horsham"), by selling to the subsidiary shares of new classes of common stock ("New Common Stock") of Clark USA for $135 million. Subsequently, the Horsham subsidiary resold $120 million of such New Common Stock, representing an interest of from 35.6% to 40.0% in Clark USA, to an institutional money manager. Clark USA subsequently contributed $150 million to Clark for the purchase of the refinery.

         In connection with the financing and closing of the Port Arthur acquisition, Clark sought consents from the holders of its 9 1/2 % Senior Notes and its 10 1/2 % Senior Notes to waive or amend the terms of certain covenants under the indentures governing these securities. On February 17, 1995, Clark received the requisite consents from their respective note holders.

         These consents (i) permitted Clark to increase the amount of its authorized working capital and letter of credit facility to the greater of $400 million or the amount available under a defined borrowing base, (ii) permitted the incurrence of $75 million of additional tax-exempt indebtedness for qualifying projects, (iii) exempted the contingent payment obligation to Chevron of up to $125 million over a five year period from the definition of Indebtedness, (iv) amended provisions relating to the use of asset disposition proceeds.

         Clark has made payments to each holder whose duly executed consent was received and not revoked. A cash consent payment of $7.50 per $1,000 aggregate principal amount of Notes was paid for each $1,000 in principal amount of the 9 1/2 % Notes and 10 1/2 % Notes.

         In connection with the Port Arthur acquisition and the above financing transactions, Clark entered into a new three year revolving credit facility, collateralized by substantially all of Clark's current assets and certain intangibles (see Note 3 Inventories ). With the acquisition, the amount of the amended facility is the lesser of $400 million or the amount available under a borrowing base, as defined, representing specified percentages of cash, investments, accounts receivable, inventory and other working capital items.

8.       Contingencies

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Clark Refining & Marketing, Inc. (the "Company" or "Clark") is a wholly-owned subsidiary of Clark USA, Inc. ("Clark USA"). Clark also owns all of the outstanding capital stock of Clark Port Arthur Pipeline Company which is reported as a component of the Company's refining division.

Results of Operations

Financial Highlights

         The following tables reflect the Company's financial and operating highlights for the three month periods ended March 31, 1995 and 1994. All dollars listed are in millions except per barrel or gallon information.

Financial Results: (a)

- ----------------------------------------------------------------------------------------------
                                                          For the three months ended March 31,
                                                                 1995              1994
- ----------------------------------------------------------------------------------------------

Net sales and operating revenues                             $      827.3      $      567.3
Cost of sales                                                       759.6             477.0
Operating expenses                                                   76.3              57.7
General and administrative expenses                                   8.0               7.5
Depreciation and amortization                                         9.9               9.9
Interest and financing costs, net                                     8.9               8.3
- ----------------------------------------------------------------------------------------------
Earnings (loss) before income taxes (b)                             (35.4)              6.9
Income tax provision (benefit) (b)                                  (13.5)              2.5
- ----------------------------------------------------------------------------------------------
Earnings (loss) before unusual items (b)                            (21.9)              4.4
Unusual items, after taxes (b)                                         --               9.3
- ----------------------------------------------------------------------------------------------
Net earnings (loss)                                          $      (21.9)     $       13.7
==============================================================================================

Operating Income: (a)
Refining contribution to operating income                    $      (20.6)     $       19.9
Retail contribution to operating income                               8.2               8.4
Corporate general and administrative expenses                         4.2               3.2
Depreciation and amortization                                         9.9               9.9
Unusual items, net (b)                                                 --              15.0
- -----------------------------------------------------------------------------------------------
Operating income (loss)                                      $      (26.5)      $      30.2
===============================================================================================

           (a) This table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.
           (b) The Company considers an item in 1994 to be "unusual". Detail on this item is presented below.

         Net earnings for the first quarter of 1995 decreased significantly from the year-ago period. This decrease was due principally to an extremely poor industry refining margin environment and unusual income in the prior year's first quarter when crude oil and product prices increased and allowed for the partial reversal of an inventory write-down taken in 1993. Net sales and operating revenues in the first quarter of 1995 increased 46% from the year-earlier period principally as a result of the inclusion of production from the Port Arthur, Texas refinery acquired from Chevron U.S.A., Inc. on February 27, 1995.

Refining

Refining Division Operating Statistics:

- ----------------------------------------------------------------------------------------------
                                                           For the three months ended March 31,
                                                                 1995              1994
- ----------------------------------------------------------------------------------------------


Crude oil throughput (thousand barrels per day)                       188.1           135.5
Production (thousand barrels per day)                                 190.8           140.9
Gross margin per barrel                                      $         1.67    $       4.09
Gross margin (millions)                                      $         28.7    $       51.8
Operating expenses (millions)                                          46.5            29.1
Divisional general & administrative expenses (millions)                 2.8             2.8
- -----------------------------------------------------------------------------------------------
Contribution to operating income (millions)                  $        (20.6)   $       19.9
===============================================================================================


         The refining division contributed a loss of $20.6 million to operating income during the first quarter of 1995 versus earnings of $19.9 million in the comparable period a year ago. Industry margin conditions in the first quarter were at their lowest point since 1987 and this was the primary reason for the Company's operating loss in the first quarter of 1995. The principal factors that contributed to the poor industry margins were the unseasonably warm winter, which reduced demand for heating oil especially compared to the strong demand in the prior year, and the transition to reformulated gasoline. Several geographical areas unexpectedly opted not to switch to reformulated gasoline which caused confusion and oversupply in the marketplace, and that caused gasoline prices to fall relative to the cost of crude oil.

         The Company's crude oil throughput and refinery production increased over the prior year due almost entirely to the previously mentioned acquisition of the Port Arthur refinery. Despite the net increase in production, the poor industry margins caused the Company to reduce refinery production by an average of approximately 10,000 barrels per day. Additionally, a fire in the Isomax unit at the Blue Island refinery in mid-March reduced production by an average of approximately 10,000 barrels per day. The Blue Island refinery returned to full operation in mid-April with production for the second quarter of 1995 expected to be reduced by an average of approximately 3,000 barrels per day due to the Isomax incident.

         Refining division operating expenses for the first quarter of 1995 increased over the first quarter of 1994 due principally to the inclusion of the Port Arthur refinery and related terminal expenses in the current period ($13.2 million) and expenses associated with the Blue Island Isomax unit fire ($1.6 million).

         The 200,000 barrel per day Port Arthur refinery acquired at the end of February did not contribute positively to operating results in the first quarter because of the extremely poor industry margins. However, the production volume and product yields have generally met expectations, while the early indication is that operating cost levels may be lower than anticipated. Chicago and Gulf Coast industry refining margin indicators which averaged approximately $1.70 per barrel and $1.45 per barrel, respectively, in the first quarter of 1995 began improving near the end of March and have averaged approximately $4.20 per barrel and $3.65 per barrel, respectively, for the second quarter through May 10, 1995.

Retail

         Retail Division Operating Statistics:

- ----------------------------------------------------------------------------------------------
                                                         For the three months ended March 31,
                                                               1995              1994
- ----------------------------------------------------------------------------------------------

Company-operated stores (end of quarter)                                832               834
Dealer-operated stores (end of quarter)                                   6                10

Gasoline volume (millions of gallons)                                 250.9             244.4
Gasoline volume (thousand gallons pmps)                                99.8              96.5
Gasoline gross margin per gallon (in cents)                             9.9              10.7
Gasoline gross margin (millions)                             $         24.8    $         26.3

Convenience product sales (millions)                         $         51.8    $         52.3
Convenience product sales (pmps)                             $       20,605    $       20,659
Convenience product gross margin                                       27.0%             23.2%
Convenience product gross margin (millions)                  $         14.4    $         12.1
Convenience product gross margin (pmps)                      $        5,730    $        4,803

Operating expenses (millions)                                $         30.0    $         28.5
Divisional general & administrative expenses (millions)      $          1.0    $          1.5
Contribution to operating income (millions)                  $          8.2    $          8.4

        pmps = per month per store

           The retail division contributed $8.2 million (1994 - $8.4 million) to the Company's operating income during the first quarter of 1995. Improvements in productivity related to increased gasoline volumes and a 19% increase in convenience product gross margins were offset by weaker gasoline gross margins per gallon. Convenience product margins were strengthened by the improvement in the mix of higher margin "On The Go" products (41% of sales in the first quarter of 1995 versus 37% in the year-ago period) as well as a higher level of vendor rebates. The 7% decline in gasoline gross margins per gallon was due to several factors which included competitive pressures in Clark's major markets, consumer resistance to paying for the higher cost of newly introduced reformulated gasoline, and general increases in gasoline cost. These general increases included a significant increase in the cost of premium gasoline during Clark's Premium Promotion (held during March of the current year), which offered premium gasolines for the same price as regular unleaded gasoline in most markets.

           The Company acquired 35 retail stores in April 1995 in Peoria, Illinois, one of its core markets and is continuing to seek expansion opportunities in other core markets. Consistent with the Company s strategy to exit non-core markets, the Company is still actively seeking to divest the Kansas, western Missouri and Minnesota markets (41 stores).

Other Financial Highlights

           Corporate general and administrative expenses in the first quarter of 1995 exceeded the same period a year ago due principally to reductions in bad debt and other reserves in the prior year.

           Net interest and financing costs increased principally due to higher financing cost amortization associated with Clark's larger working capital facility which was increased to support the Port Arthur refinery supply needs.

Liquidity and Capital Resources

           Net cash from operating activities in the first quarter, excluding working capital changes, was a $24.9 million deficit in 1995 compared to a $14.2 million contribution in the year-earlier period. The deterioration of cash flow was due principally to the Company s net loss in the 1995 first quarter. Working capital at March 31, 1995 was $182.2 million, a 1.42 to 1 current ratio, versus $130.4 million at December 31, 1994, a 1.55 to 1 current ratio. The equity contribution from Clark USA for the purchase of the Port Arthur refinery, and the related working capital requirements were the primary causes for the changes in working capital and the current ratio.


           In general, the Company s short-term working capital requirements fluctuate with the price and payment terms of crude oil. The Company expects internally generated cash flows will be sufficient to meet its needs. Clark has in place a $400 million committed revolving line of credit expiring November 30, 1997 for the issuance of letters of credit primarily to support purchases of crude oil, other feedstocks and refined products. The line of credit has a sub-limit of $100 million for cash borrowings. At March 31, 1995, $221.4 million of the line of credit was utilized for letters of credit. There were no direct borrowings under Clark's line of credit at March 31, 1995.



           Cash flows used in investing activities in the first quarter, excluding short-term investment activities to which management's intent is similar to cash and cash equivalents, increased to $61.7 million in 1995 from $9.4 million in the year-earlier period. The increase was due to the Port Arthur refinery acquisition which closed on February 27, 1995. Capital expenditures for property, plant and equipment totaled $8.1 million (1994 - $10.0 million) during the first quarter of 1995. Refinery capital expenditures totaled $1.3 million of this amount in the first quarter (1994 - $7.1 million) mostly directed towards miscellaneous regulatory projects. First quarter retail capital expenditures of $6.8 million in 1995 (1994 - $2.5 million) were principally for regulatory compliance related to Stage II vapor recovery that was required to be completed by March of the current year. Approximately $15.0 million was generated in the first quarter of 1995 from the sale and leaseback of certain Hartford refinery assets acquired in last year s maintenance turnaround.

           Cash flows from financing activities in the first quarter of 1995 reflected the partial financing of the Port Arthur refinery acquisition with the equity contribution from Clark USA and fees related to the larger working capital facility associated with the expanded working capital needs of the Company.

           Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments, are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. In response to the industry refining conditions during the latter part of 1994 and first quarter of 1995 and the planned acquisition of the Port Arthur refinery, the Company initiated a number of programs aimed at conserving liquidity. These programs include inventory reductions (including inventory reductions at the Port Arthur refinery), reduced or delayed capital expenditures (other than mandatory and environmental capital expenditures) and certain additional strategies. These programs resulted in the Company s cash, cash equivalents and short-term investments balance at March 31, 1995 being relatively flat compared with year-end despite completing the Port Arthur refinery acquisition in the quarter. While the Company believes that these programs will be sufficient to provide the Company with adequate liquidity through the end of 1995, there can be no assurance that the depressed industry conditions will not return and continue longer than anticipated. Future working capital, discretionary capital expenditures, environmentally-mandated spending and acquisitions may require additional debt or equity financing.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

           On March 13, 1995, a fire occurred in the Isomax unit at the Blue Island refinery. Two employees were fatally injured in the fire; three other employees were injured and admitted to nearby hospitals and subsequently released. The Isomax unit and two other units were out of service at the time of the incident. The cause of the incident has not been determined, and is under investigation by Clark, the Illinois Attorney General and the Occupational Safety and Health Administration. Clark resumed operation of all units which had been out of service in connection with the incident in mid-April. Property damage and related costs are expected to be covered by Clark s property, business interruption and workers compensation insurance coverages in excess of aggregate deductibles of $1.4 million. The Company does not believe that the resolution of any legal proceedings from this incident, including any governmental proceedings, will have a material adverse effect, individually or in the aggregate, on the Company's financial position.

          On April 13, 1995 Clark was served with two Grand Jury Records Subpoenas issued by the office of the US Attorney, Environmental Crimes Section. The Subpoenas seek documentary information primarily about a gasoline spill at the St. Louis Terminal which occurred in January, 1994. Clark is gathering the information requested in the Subpoenas and expects to cooperate fully with this request.


           Clark received an administrative complaint from the EPA on January 5, 1993 alleging record-keeping and related violations of the Clean Air Act concerning the Hartford refinery and seeking civil penalties of $100,000. On July 11, 1994, the EPA filed an amended complaint alleging additional violations and increasing the amount of the total penalty sought to $200,000. The case was tried before an administrative law judge on August 23-24, 1994. On March 21, 1995, Clark received the Initial Decision of the Administrative Law Judge, finding liability against Clark and assessing a civil penalty of $140,000. Clark paid this penalty in May 1995.


ITEM 5 - Other Information

           Effective April 28, 1995 Patrick F. Heider resigned as Secretary of the Company and Katherine D. Knocke was appointed Secretary of the Company. Katherine D. Knocke, 37, has served as in-house counsel since September 1994. Ms. Knocke previously was employed with the law firm of Armstrong, Teasdale, Schlafly & Davis in St. Louis, Missouri from September 1989 through August 1994.


ITEM 6 - Exhibits and Reports on Form 8-K

           (a)  Exhibits

                None

           (b)  Reports on Form 8-K

                February 27, 1995, Clark Refining & Marketing, Inc. completes purchase and related financing of Chevron U.S.A. Inc.'s Port Arthur, Texas refinery

SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CLARK REFINING & MARKETING, INC.
     (Registrant)








                                                /s/  Dennis R. Eichholz
                                                ------------------------
                                                Dennis R. Eichholz
                                                Controller and Treasurer
                                                (Authorized Officer and Chief
                                                 Accounting Officer)

May 12, 1995