Form 10-Q/A
period 1995-03-31
CLARK REFINING & MARKETING INC
filed 1995-07-28
CIK 20762

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

         In connection with the Port Arthur refinery acquisition (see Note 6, Acquisition of Port Arthur Refinery), Clark purchased crude oil and product inventory and also entered into a new three year revolving credit facility used primarily for the issuance of letters of credit for securing purchases of crude oil. The amount of the new facility is the lesser of $400 million or the amount available under a defined borrowing base, representing specified percentages of cash, investments, accounts receivable, inventory and other working capital items. This credit facility is collateralized by substantially all of Clark's current assets and certain intangibles.


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

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

           On March 13, 1995, a fire occurred in the Isomax unit at the Blue Island refinery. Two employees were fatally injured in the fire; three other employees were injured and admitted to nearby hospitals and subsequently released. The Isomax unit and two other units were out of service at the time of the incident. The cause of the incident has not been determined, and is under investigation by Clark, the Illinois Attorney General and the Occupational Safety and Health Administration. Clark resumed operation of all units which had been out of service in connection with the incident in mid-April. Property damage and related costs are expected to be covered by Clark's property, business interruption and workers compensation insurance coverages in excess of aggregate deductibles of $1.4 million. The Company does not believe that the resolution of any legal proceedings from this incident, including any governmental proceedings, will have a material adverse effect, individually or in the aggregate, on the Company's financial position.

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