Form 10-Q
period 1995-06-30
CLARK REFINING & MARKETING INC
filed 1995-08-14
CIK 20762

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

         For the quarterly period ended June 30, 1995

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

Yes (X) No (  )

     Number of shares of registrant's common stock, $.01 par value, outstanding as of August 8, 1995: 100, all of which are owned by Clark USA, Inc.

================================================================================

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Clark Refining & Marketing, Inc.:


     We have reviewed the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. (a Delaware corporation) and subsidiary as of June 30, 1995, and the related consolidated statements of earnings for the three and six month periods ended June 30, 1995 and 1994 and cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

St. Louis, Missouri,
July 25, 1995

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)


                                     Reference    June 30,          December 31,
                    ASSETS              Note        1995                1994
                    ------           ---------    --------          ------------
                                                (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                      $    82,159       $    95,282
   Short-term investments            2                 47,856            28,658
   Accounts receivable                                179,406            77,794
   Inventories                       3                254,672           151,466
   Prepaid expenses and other                          18,043            15,659
                                                  -----------       -----------
          Total current assets                        582,136           368,859

PROPERTY, PLANT AND EQUIPMENT        6                521,146           429,805

OTHER ASSETS                         4                 46,862            50,717
                                                  -----------       -----------
                                                  $ 1,150,144       $   849,381
                                                  ===========       ===========



                    LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES:
   Accounts payable                               $   311,007       $   155,442
   Accrued expenses and other        5                 46,406            41,639
   Accrued taxes other than income                     45,093            41,407
                                                  -----------       -----------
          Total current liabilities                   402,506           238,488

LONG-TERM DEBT                                        400,721           400,734
DEFERRED INCOME TAXES                                  16,257            29,178
OTHER LONG-TERM LIABILITIES                            38,767            18,129
CONTINGENCIES                        8                     --                --

STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per share;
      1,000 shares authorized and 100 shares
      issued and outstanding)                              --                --
   Paid-in capital                   7                180,000            30,000
   Retained earnings                                  111,893           132,852
                                                  -----------       -----------
           Total stockholder's equity                 291,893           162,852
                                                  -----------       -----------

                                                  $ 1,150,144       $   849,381
                                                  ===========       ===========


The accompanying notes are an integral part of these statements.

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands)

                                                                            For the three months
                                                   Reference                    ended June 30,
                                                                       -----------------------------
                                                     Note                  1995              1994
                                                   ---------           -----------       -----------

NET SALES AND OPERATING REVENUES                                       $ 1,337,799       $   585,691

EXPENSES:
   Cost of sales                                                        (1,205,166)         (500,388)
   Operating expenses                                                     (104,651)          (58,107)
   General and administrative expenses                                      (7,713)           (7,909)
   Depreciation                                                             (7,589)           (6,566)
   Amortization                                    4                        (2,937)           (2,415)
   Reversal of inventory write-down to market                                   --            11,500
                                                                       -----------       -----------
                                                                        (1,328,056)         (563,885)
                                                                       -----------       -----------

OPERATING INCOME                                                             9,743            21,806

   Interest and financing costs, net               4, 5                     (9,657)           (8,632)
                                                                       -----------       -----------

EARNINGS BEFORE INCOME TAXES                                                    86            13,174

   Income tax provision                                                        (11)           (4,952)
                                                                       -----------       -----------

NET EARNINGS                                                           $        75       $     8,222
                                                                       ===========       ===========


The accompanying notes are an integral part of these statements.

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(Dollars in thousands)


                                                                              For the six months
                                                   Reference                    ended June 30,
                                                                       -----------------------------
                                                     Note                  1995              1994
                                                   ---------           -----------       -----------


NET SALES AND OPERATING REVENUES                                       $ 2,165,097       $ 1,152,944

EXPENSES:
   Cost of sales                                                        (1,964,806)         (977,395)
   Operating expenses                                                     (180,896)         (115,781)
   General and administrative expenses                                     (15,730)          (15,361)
   Depreciation                                                            (14,609)          (13,127)
   Amortization                                    4                        (5,827)           (5,733)
   Reversal of inventory write-down to market      3                            --            26,500
                                                                       -----------       -----------
                                                                        (2,181,868)       (1,100,897)
                                                                        -----------       -----------

OPERATING INCOME (LOSS)                                                    (16,771)           52,047

   Interest and financing costs, net               4, 5                    (18,509)          (16,966)
   Other income                                                                 --                --
                                                                       -----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                        (35,280)           35,081

   Income tax benefit (provision)                                           13,406           (13,123)
                                                                       -----------       -----------

NET EARNINGS (LOSS)                                                    $   (21,874)      $    21,958
                                                                        ===========       ===========

The accompanying notes are an integral part of these statements.

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

                                                                              For the six months
                                                                                ended June 30,
                                                                       -----------------------------
                                                                           1995              1994
                                                                       -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                  $   (21,874)     $     21,958

  Adjustments:
       Depreciation                                                         14,609            13,127
       Amortization                                                          8,133             6,321
       Share of earnings of affiliates, net of dividends                      (908)             (457)
       Deferred income taxes                                               (13,406)           17,522
       Reversal of inventory write-down to market                               --           (26,500)
       Other                                                                   638               636

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses and other                    (105,199)          (39,772)
       Inventories                                                        (103,206)           32,758
       Accounts payable, accrued expenses, taxes other than
          income, and other                                                163,159            (8,758)
                                                                        -----------       -----------
Net cash provided by (used in) operating activities                        (58,054)           16,835
                                                                        -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                      (25,740)          (50,584)
  Sales of short-term investments                                            7,942            49,126
  Expenditures for property, plant and equipment                           (18,070)          (28,059)
  Expenditures for refinery turnaround                                      (2,596)           (1,617)
  Refinery acquisition expenditures                                        (69,746)               --
  Proceeds from disposals of property, plant and equipment                  15,354             4,628
                                                                        -----------       -----------
Net cash used in investing activities                                      (92,856)          (26,506)
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                                      (13)             (507)
  Capital contribution                                                     150,000                --
  Deferred financing costs                                                 (12,200)               --
                                                                        -----------       -----------
Net cash provided by (used in) financing activities                        137,787              (507)
                                                                        -----------       -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (13,123)          (10,178)
CASH AND CASH EQUIVALENTS, beginning of period                              95,282            60,771
                                                                       -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                               $    82,159       $    50,593
                                                                       ===========       ===========



The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark Refining & Marketing, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1995
(tabular dollar amounts in thousands of US dollars)


1. Basis of Preparation

  The unaudited consolidated balance sheet of Clark Refining & Marketing, Inc. and Subsidiary (the "Company" or "Clark"), a Delaware corporation, as of June 30, 1995, and the related consolidated statements of earnings for the three month and six month periods ended
June 30, 1995 and 1994, and cash flows for the six month periods ended
June 30, 1995 and 1994, have been reviewed by independent accountants. Clark Port Arthur Pipeline Company, a Delaware corporation, the new wholly-owned subsidiary of Clark, is included in the consolidated results of the Company. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

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


2. Short-term Investments

  The Company's short-term investments are all considered "Available-for-Sale" and are carried at fair value with the resulting unrealized gain or loss (net of applicable taxes) shown as a component of retained earnings.

  Short-term investments consisted of the following:


                                      June 30, 1995                         December 31, 1994
                            ----------------------------------       ----------------------------------
                            Amortized   Unrealized   Aggregate       Amortized   Unrealized   Aggregate
Major Security Type            Cost     Gain/(Loss)  Fair Value         Cost     Gain/(Loss)  Fair Value
-------------------         ---------   -----------  ----------      ---------   -----------  ----------

U.S. Debt Securities        $ 48,356   $      (500)  $ 47,856        $ 30,558    $ (1,900)    $ 28,658



  The contractual maturities of the short-term investments at June 30, 1995 were:

                                            Amortized    Aggregate
                                               Cost      Fair Value
                                            ---------    ----------

     Due in one year or less                $  23,984    $  23,934
     Due after one year through five years     24,372       23,922
                                            ---------    ---------
                                            $  48,356    $  47,856
                                            =========    =========


  Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

For the three month and six month periods ended June 30, 1995, the proceeds from sales of Available-for-Sale securities was $7.9 million with no realized gain or loss. For the three month and six month periods ended June 30, 1994, the proceeds from the sale of Available-for-Sale securities were $37.7 million and $48.3 million, respectively, with $0.8 million of realized losses recorded for the three month and six month periods. Realized gains and losses are computed using the specific identification method.

  The change in the unrealized holding gains or losses on Available-for-Sale securities for the three month and six month periods ended June 30, 1995, was a gain of $0.7 million ($0.5 million after taxes) and a gain of $1.4 million ($0.9 million after taxes), respectively. This net unrealized gain is included as a component of retained earnings.


3. Inventories

  The carrying value of inventories consisted of the following:

                                               June 30,              December 31,
                                                 1995                   1994
                                               --------              ------------

      Crude oil . . . . . . . . . . . . . . .  $   84,649            $   42,760
      Refined products and blendstocks  . . .     132,739                87,957
      Convenience products. . . . . . . . . .      23,723                14,904
      Warehouse stock and other . . . . . . .      13,561                 5,845
                                               ----------            ----------
                                               $  254,672           $   151,466
                                               ==========            ==========

  The market value of these inventories at June 30, 1995 was approximately $10.8 million above the carrying value (December 31, 1994 - $1.9 million above the carrying value). At June 30, 1995, Clark had $0.4 million of unrealized losses (December 31, 1994 - $2.0 million) from its hedging activities which limit risk related to price fluctuations in crude oil and refined products.

  In connection with the Port Arthur refinery acquisition (see Note 6, Acquisition of Port Arthur Refinery), Clark purchased crude oil and product inventory and also entered into a new three year revolving credit facility used primarily for the issuance of letters of credit to secure purchases of crude oil. The amount of the new facility is the lesser of $400 million or the amount available under a defined borrowing base, representing specified percentages of cash, investments, accounts receivable, inventory and other working capital items. The amount available under the facility at June 30, 1995 was approximately $380 million. This credit facility is collateralized by substantially all of Clark's current assets and certain intangibles.


4. Other Assets

  Amortization of deferred financing costs for the three month and six month periods ended June 30, 1995, was $1.4 million (1994 - $0.3 million) and $2.3 million (1994 - $0.6 million), respectively and is included in "Interest and financing costs, net".

  Amortization of turnaround costs for the three month and six month periods ended June 30, 1995, was $2.9 million (1994 - $2.4 million) and $5.8 million (1994 - $5.7 million), respectively.

5. Interest and Financing Costs, Net

  Interest and financing costs, net, consisted of the following:


                                    For the three months           For the six months
                                        ended June 30,                ended June 30,
                                    --------------------           --------------------
                                     1995          1994             1995          1994

      Interest expense . . . . . .  $ 10,304       $ 10,111        $ 20,575       $ 20,348
      Financing costs  . . . . . .     1,444            325           2,295            673
      Interest income  . . . . . .    (1,591)        (1,420)         (3,210)        (3,350)
                                    --------       --------        --------       --------
                                      10,157          9,016          19,660         17,671
      Capitalized interest . . . .      (500)          (384)         (1,151)          (705)
                                    --------       --------        --------       --------
                                    $  9,657       $  8,632        $ 18,509       $ 16,966
                                    ========       ========        ========       ========

  Accrued interest payable at June 30, 1995 of $7.0 million (December 31, 1994 - $6.9 million) is included in "Accrued Expenses and Other".


6. Acquisition of Port Arthur Refinery

   On February 27, 1995, Clark purchased Chevron U.S.A. Inc.'s ("Chevron") Port Arthur, Texas refinery, acquiring the refinery assets and certain related terminals, pipelines, and other assets for a purchase price of approximately $70 million. The purchase price of the assets, including all acquisition costs and assumed liabilities will be allocated over all of the refinery and related assets using the purchase method of accounting. In addition, Clark purchased the related petroleum inventory in storage and pipelines, and various spare parts and supplies for approximately $136 million, as revised in the second quarter. A final allocation of the purchase price will be determined later in 1995 when appraisals and other studies are completed.

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

   In connection with the financing and closing of the Port Arthur acquisition, Clark'sought consents from the holders of its 9 1/2% Senior Notes and its 10 1/2% Senior Notes to waive or amend the terms of certain covenants under the indentures governing these securities. On February 17, 1995, Clark received the requisite consents from their respective noteholders.

   These consents (i) permitted Clark to increase the amount of its authorized working capital and letter of credit facility to the greater of $400 million or the amount available under a defined borrowing base,
(ii) permitted the incurrence of $75 million of additional tax-exempt indebtedness for qualifying projects, (iii) exempted the contingent payment obligation to Chevron of up to $125 million over a five year period from the definition of "Indebtedness", (iv) amended provisions relating to the use of asset disposition proceeds.

   Clark has made payments to each holder whose duly executed consent was received and not revoked of $7.50 per $1,000 aggregate principal amount of the 9 1/2% Notes and 10 1/2% Notes.

   In connection with the Port Arthur acquisition and the above financing transactions, Clark entered into a new three year revolving credit facility, collateralized by substantially all of Clark's current assets and certain intangibles (see Note 3 "Inventories"). With the acquisition, the amount of the amended facility is the lesser of $400 million or the amount available under a borrowing base, as defined, representing specified percentages of cash, investments, accounts receivable, inventory and other working capital items.


8. Contingencies

     Clark has been named as a defendant in forty civil lawsuits filed by residents of Hartford, Illinois, seeking unspecified damages for the presence of gasoline in the soil and groundwater beneath the plaintiffs' properties. Shell Oil has been named as a co-defendant in six of the above-referenced lawsuits. The plaintiffs in thirty-four of the lawsuits, which are pending solely against Clark, have all filed motions to voluntarily dismiss their lawsuits. It is anticipated that these motions will be granted by the court and once they are granted, the plaintiffs will have one year within which to refile their claims.
While it is not possible to determine whether or to what extent the Company will have any liability to other individuals arising from the groundwater contamination, the Company believes that the outcome of these complaints will not have a material adverse effect on the Company's financial position.

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


     Effective January 1, 1995, the Company adjusted its basis for the internal pricing of sales and purchases of petroleum products between its retail and refining divisions to better reflect retail product costs. Analysis for the three and six months ended June 30, 1995 indicated that this transfer pricing change may materially affect the comparability of divisional results versus the prior year. The Company is quantifying this impact and is evaluating the need to restate the prior year's divisional results and will file an amended Form 10-Q, if necessary. Any restatement will not impact the Company's consolidated results of operations or financial position. Results that could be impacted include the refining division contribution to operating income of $11.0 million and $30.9 million for the three and six months ended June 30, 1994 and the retail division contribution to operating income of $11.8 million and $20.2 million for the three and six months ended June 30, 1994. Related retail gasoline gross margins and refining margins per barrel would also be adjusted.


Results of Operations

Financial Highlights

     The following tables reflect the Company's financial and operating highlights for the three and six month periods ended June 30, 1995 and 1994. All dollars listed are in millions except statistical data.

Financial Results: (a)

----------------------------------------------------------------------------------------------------

                                            For the three months           For the six months
                                                ended June 30,                ended June 30,
                                            --------------------           --------------------
                                            1995           1994             1995          1994


Net sales and operating revenues            $ 1,337.8      $   585.7        $  2,165.1     $ 1,152.9
Cost of sales                                 1,205.2          500.4           1,964.8         977.4
Operating expenses                              104.7           58.1             180.9         115.8
General and administrative expenses               7.7            7.9              15.7          15.4
Depreciation and amortization                    10.5            9.0              20.4          18.8
Interest and financing costs, net                 9.6            8.6              18.5          17.0
----------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes (b)           0.1            1.7             (35.2)          8.5
Income tax (provision) benefit (b)                 --           (0.6)             13.3          (2.9)
----------------------------------------------------------------------------------------------------
Earnings (loss) before unusual items (b)          0.1            1.1             (21.9)          5.6
Unusual items, after taxes (b)                     --            7.1                --          16.4
----------------------------------------------------------------------------------------------------
Net earnings (loss)                         $     0.1      $     8.2        $    (21.9)    $    22.0
====================================================================================================

Operating Income: (a)
Refining contribution to operating income   $    12.7      $     11.0       $     (7.8)     $   30.9
Retail contribution to operating income          11.4            11.8             19.5          20.2
Corporate general and administrative              3.9             3.6              8.0           6.8
Depreciation and amortization                    10.5             9.0             20.4          18.8
Unusual items, net (b)                             --            11.5               --          26.5
----------------------------------------------------------------------------------------------------
Operating income (loss)                     $     9.7      $     21.7       $    (16.7)     $   52.0
====================================================================================================


    (a) This table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.
    (b) The Company considers an item in 1994 which is discussed below to be "unusual".

Net earnings before unusual items for the second quarter of 1995 improved significantly over the first quarter of 1995, but were relatively flat as compared to the second quarter of 1994. For the six months ended June 30, 1995 Clark reported significantly lower earnings than the same period a year ago. Six month results were negatively impacted by an extremely poor industry refining margin environment in the first quarter of 1995. Net earnings in the second quarter and first half of 1994 benefited from an unusual item that resulted from an increase in crude oil and product prices that allowed for the reversal of an inventory writedown originally taken in 1993. Net sales and operating revenues in the second quarter and first six months of 1995 were up dramatically over the comparable periods of 1994 because of the inclusion of incremental sales from production at the 200,000 barrel per day Port Arthur, Texas refinery acquired by Clark on February 27, 1995.


Refining

Refining Division Operating Statistics:

----------------------------------------------------------------------------------------------------

                                            For the three months           For the six months
                                                ended June 30,                ended June 30,
                                            --------------------           --------------------
                                            1995           1994             1995          1994
----------------------------------------------------------------------------------------------------


Port Arthur Refinery (acquired February 27, 1995)

Crude oil throughput (m bbls/day)           202.2          --              196.2           --
Production (m bbls/day)                     215.5          --              201.8           --

Gross margin ($/barrel)                     $2.81          --              $2.66           --
Operating expenses ($/barrel)               $1.93          --              $2.04           --


Net margin (millions)                       $17.2          --              $15.4           --


Blue Island, Hartford and other refining

Crude oil throughput (m bbls/day)           134.9          141.1            129.3          138.3
Production (m bbls/day)                     129.1          144.9            130.1          142.1

Gross margin ($/barrel)                     $2.64          $3.25            $2.06          $3.66
Operating expenses ($/barrel)               $2.83          $2.18            $2.82          $2.25


Net margin (millions)                       $(1.8)         $13.6           $(17.7)         $36.3


Divisional G & A expenses (millions)        $2.7           $2.6             $5.5           $5.4
Contribution to earnings (millions)        $12.7          $11.0            $(7.8)         $30.9


     The refining division contributed earnings of $12.7 million (1994 - earnings of $11.0 million) to operating income in the second quarter of 1995 and a loss of $7.8 million (1994 - earnings of $30.9 million) in the first half of 1995. Industry margin conditions in the first quarter of 1995 were at their lowest point since 1987 and this was the primary reason for the Company's operating loss in the first half of 1995. The principal factors that contributed to the poor industry margins were the unseasonably warm winter, which reduced demand for heating oil especially compared to the strong demand in the prior year, and the transition to reformulated gasoline. Several geographical areas unexpectedly opted not to switch to reformulated gasoline which caused confusion and oversupply in the marketplace, and that caused gasoline prices to fall relative to the cost of crude oil.

     Second quarter 1995 results improved over the first quarter of 1995 with better industry gasoline margins and contribution from the newly acquired Port Arthur refinery. Although industry gasoline margins improved considerably in the second quarter, the Company's results, including Port Arthur's, were affected by weak distillate margins and substantially higher costs for heavy and sour crude oils as compared to the prior year. The price of heavy and sour crude oils have risen substantially relative to more expensive light sweet crude oil such as West Texas Intermediate, eroding some of the cost advantages of more highly complex refiners such as Clark, which has the capability to process nearly 80% of its crude slate in heavy and sour crude oils. Second quarter results were also adversely affected by downtime at two of the Blue Island refinery's gasoline producing units. See Part II, Other Information - Item 1, Legal Proceedings. On a comparative basis, the 1994 second quarter included a significant contribution from crude oil and product acquisition activities because of a substantial rise in crude oil and product prices in that period, which was not repeated in this year s second quarter.

     The Company's crude oil throughput and refinery production increased over the prior year due almost entirely to the previously mentioned acquisition of the Port Arthur refinery. Despite the net increase in production, the poor industry margins in the first quarter caused the Company to reduce refinery production by an average of approximately 10,000 barrels per day in that quarter. Additionally, a fire in the isomax unit and unscheduled downtime in the alkylation unit at the Blue Island refinery reduced yields and production by approximately 7,300 barrels per day in the second quarter and 8,400 barrels per day for the first half. The Blue Island refinery returned to full production in mid-August.

     Refining division operating expenses for the second quarter and first half of 1995 increased over the comparable periods a year ago due principally to the addition of the Port Arthur refinery and related terminal expenses in the current period and expenses associated with the Blue Island operating problems. Reduced throughput at Clark's Illinois refineries also contributed to a higher per barrel operating cost.


Retail

Retail Division Operating Statistics:

----------------------------------------------------------------------------------------------------

                                            For the three months           For the six months
                                                ended June 30,                ended June 30,
                                            --------------------           --------------------
                                            1995           1994             1995          1994
----------------------------------------------------------------------------------------------------



Company operated stores (average)           855            838              846            839

Gasoline volume (mm gals.)                  277.8          265.6            528.7          510.0
Gasoline gross margin (c / gal)              10.5c          10.3c            10.2c          10.5c
Gasoline gross margin (millions)            $29.4          $27.3            $54.2          $53.6

Convenience product sales (millions)        $65.7          $61.1           $117.5         $113.4
Convenience product gross margin(millions)  $16.4          $15.6            $30.8          $27.7

Operating expenses (millions)               $33.5          $29.4            $63.3          $57.9
Divisional G & A expenses (millions)         $1.2           $1.7             $2.2           $3.2
Contribution to operating income (millions) $11.4          $11.8            $19.5          $20.2

Per Month Per Store
Gasoline volume (m gals.)                   108.3          105.4            104.2          101.2
Convenience product sales (m )              $25.6          $24.2            $23.1          $22.5


     Clark continued to expand its retail network in core markets during the second quarter of 1995, resulting in a net increase in store count over the second quarter of 1994. The Company acquired 35 retail stores in April 1995 in Peoria, Illinois, one of its core markets and is continuing to seek expansion opportunities in other core markets. Consistent with the Company's strategy to exit non-core markets, the Company is actively seeking to divest 41 stores in the Kansas, western Missouri and Minnesota markets.

     The retail division contributed earnings of $11.4 million (1994 - $11.8 million) to operating income in the second quarter of 1995 and $19.5 million (1994 - $20.2 million) in the first half of 1995.
Improvements in gasoline and convenience product gross margins were offset by higher operating expenses.

     Gasoline gross margins were improved over 1994 in the second quarter and first half of 1995 despite extremely volatile unit margins caused by consumer resistance to paying for the higher cost of newly introduced reformulated gasoline and general increases in gasoline cost. In response to these market conditions, Clark implemented a pricing strategy to narrow the historical street gasoline pricing difference relative to its higher priced competitors. This strategy enabled Clark to optimize unit margins especially in June when costs began to decline.

     Convenience product gross margins increased in the second quarter and first half over the same periods in 1994 due to an improvement in the mix of higher margin "On The Go" products (41% of sales in the first half of 1995 versus 38% in the year-ago period) as well as the favorable margin impact from the newly acquired stores. In addition to incremental lease and operating expenses associated with the new stores added since 1994, expenses increased due to higher store labor costs and higher credit card processing expenses due to a 50% increase in credit card sales, partially offset by lower administrative costs.


Other Financial Highlights

     Corporate general and administrative expenses for the first half of 1995 exceeded the same period a year ago due principally to adjustments of bad debt and other reserves in the prior year.

     Depreciation and amortization expenses for the second quarter and first half of 1995 exceeded the comparable periods a year ago principally because of the newly acquired Port Arthur refinery.

     Net interest and financing costs increased principally because of higher financing cost amortization associated with Clark's larger working capital facility which was increased to support the crude oil supply needs of the Port Arthur refinery.


Liquidity and Capital Resources

     Net cash from operating activities for the first six months of 1995, excluding working capital changes, was a $12.8 million deficit compared to a $32.6 million contribution in the year-earlier period.
The deterioration of cash flows was due principally to the Company's net loss in the first quarter of 1995. Working capital at June 30, 1995 was $179.6 million, a 1.45 to 1 current ratio, versus $130.4 million at December 31, 1994, a 1.55 to 1 current ratio. Working capital increased due to the acquisition and partial financing with equity of the Port Arthur refinery working capital requirements. The current ratio declined due to the relative increase in accounts payable associated with the Port Arthur refinery acquisition, a deficit in cash flow from operating activities excluding working capital changes, and capital expenditures.

     In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil. The Company expects internally generated cash flows will be sufficient to meet its needs. Clark has in place a $400 million committed revolving line of credit expiring November 30, 1997 for the issuance of letters of credit primarily to support purchases of crude oil, other feedstocks and refined products. The amount available under the facility at June 30, 1995 was approximately $380 million. The line of credit has a sub-limit of $100 million for cash borrowings. At June 30, 1995, $276.1 million of the line of credit was utilized for letters of credit. There were no direct borrowings under Clark's line of credit at June 30, 1995.

     Cash flows used in investing activities in the first half, excluding short-term investment activities for which management's intent is similar to cash and cash equivalents, increased to $75.1 million in 1995 from $25.0 million in the year-earlier period. The increase was due to the Port Arthur refinery acquisition which closed on February 27, 1995. Capital expenditures for property, plant and equipment totaled $18.1 million (1994 - $28.1 million) during the first half of 1995. Refinery capital expenditures totaled $2.8 million of this amount in the first half (1994 - $17.2 million) mostly directed towards miscellaneous regulatory projects. First half retail capital expenditures totaled $14.4 million in 1995 (1994 - $9.8 million) and consisted of one-half for regulatory compliance, principally related to Stage II vapor recovery that was required to be completed in the first half of the current year, and one-half for discretionary projects primarily related to the Company's image program as well as the purchase of the existing equipment for stores acquired in the second quarter. Approximately
$15.0 million was generated in 1995 from the sale and leaseback of certain Hartford refinery assets acquired in last year's maintenance turnaround.

     Cash flows from financing activities in the first six months of 1995 reflected the partial financing of the Port Arthur refinery acquisition with the equity contribution from Clark USA, and fees related to the larger working capital facility associated with the expanded working capital needs of the Company following the acquisition.

     Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments, are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. In response to the industry refining conditions during the latter part of 1994 and first quarter of 1995 and the planned acquisition of the Port Arthur refinery, the Company initiated a number of programs aimed at conserving liquidity. These programs include inventory reductions (including inventory reductions at the Port Arthur refinery), reduced or delayed capital expenditures (other than mandatory and environmental capital expenditures) and certain additional strategies. These programs resulted in the Company's cash, cash equivalents and short-term investments balance at June 30, 1995 being relatively flat compared with year-end despite completing the Port Arthur refinery acquisition in the first quarter and a deficit cash flow from operating activities before working capital changes. While the Company believes that these programs will be sufficient to provide the Company with adequate liquidity through the end of 1995, there can be no assurance that the depressed industry conditions will not return and continue longer than anticipated.
Future working capital, discretionary capital expenditures, environmentally-mandated spending and acquisitions may require additional debt or equity financing.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

     On March 13, 1995, a fire occurred in the isomax unit at the Blue Island refinery. Two employees were fatally injured in the fire; three other employees were injured. The isomax unit and two other units were out of service at the time of the incident. The cause of the incident is under investigation by Clark and the Occupational Safety and Health Administration ("OSHA") and was thoroughly investigated by the Illinois Attorney General prior to the restart of the affected units. Clark has now resumed operation of all units which had been out of service in connection with the incident. Property damage and related costs are expected to be covered by Clark's property, business interruption and workers' compensation insurance coverages in excess of aggregate deductibles of $1.4 million. Clark has not been notified of any fines or penalties at this time from any regulatory agency in connection with this incident and no enforcement action has been initiated by OSHA in connection with this incident.

     On May 16, 1995, there was a minor (less than 15 pounds) release of hydrogen fluoride ("HF") from a catalyst regeneration portion of the HF unit at the Blue Island refinery. At the request of the Illinois Attorney General, and with the Company's consent, the Circuit Court of Cook County, Illinois entered an order prohibiting the restart of the regeneration portion of the HF unit pending the outcome of an investigation of the cause of the release. On August 8, 1995, an order was entered by the Court allowing Clark to resume operation of the HF regeneration unit. The order also requires Clark, pursuant to an agreement between Clark and the Illinois Attorney General, to implement certain HF release mitigation and detection measures. Clark has not yet ascertained the actual cost of these measures, although Clark has initially estimated that these measures may cost $1.4 million over the next two years.

     Case No. 95 CH 2311, People ex rel. Ryan vs. Clark Refining & Marketing, Inc., is currently pending in the Circuit Court of Cook County, Illinois. This lawsuit, originally filed by the Illinois Attorney General following the isomax incident at the Blue Island refinery on March 13, 1995, was amended just after the HF release of May 16, 1995 to include all releases into the air or water that had occurred in the past three years at the Blue Island plant. The Company has filed an answer denying most of the material allegations. No estimate can be made at this time of either the likelihood or the magnitude of any potential liability that may result from this litigation.

     On June 7, 1995, Clark was served with a complaint in People of the State of Illinois v. Clark Refining & Marketing, Inc., PCB No. 95-163, which is presently pending before the Illinois Pollution Control
Board. The complaint alleges violations relating to the 13 "release incidents" at Clark's Hartford, Illinois refinery that were the subject of the "Pre-Enforcement Conference Letters" sent to Clark by the IEPA in October, 1994. The complaint also alleges violations relating to the operation of certain process units at the Hartford refinery and a number of permit, recordkeeping and reporting violations. Clark has filed an answer with the Illinois Pollution Control Board denying most of the material allegations and has also filed a motion to dismiss ten entire counts and portions of two other counts of the complaint on jurisdictional grounds. No estimate of any liability with respect to this complaint can be made at this time.

     Clark received an administrative complaint from the EPA on January 5, 1993 alleging recordkeeping and related violations of the Clean Air Act concerning the Hartford refinery and seeking civil penalties of $100,000. On July 11, 1994, the EPA filed an amended complaint alleging additional violations and increasing the amount of the total penalty sought to $200,000. The case was tried before an administrative law judge on August 23-24, 1994. On March 21, 1995, Clark received the initial decision of the Administrative Law Judge, finding liability against Clark and assessing a civil penalty of $140,000. Clark paid this penalty in May 1995.

On April 13, 1995 the Company was served with two Grand Jury
Records Subpoenas issued by the Office of the United States Attorney, Environmental Crimes Section, in St. Louis. The Subpoenas seek documentary information primarily about the gasoline spill at the St.
Louis Terminal which occurred in January, 1994. The Company is cooperating fully with the U.S. Attorney Office's investigation and on June 26, 1995 produced responsive documents to the Subpoenas. It is not possible to estimate at this time any potential exposure to Clark from this inquiry.

     On May 4, 1994, the United States Equal Employment Opportunity
Commission (''EEOC'') filed a class action lawsuit, Case No. 94 C 2779,
EEOC v. Clark Refining & Marketing, Inc., against Clark in the United
States District Court for the Northern District of Illinois alleging that Clark had engaged in a pattern of practice of unlawful discrimination against certain employees over the age of forty. The relief sought by the EEOC includes reinstatement or reassignment of the individuals allegedly affected, payment of back wages, an injunction prohibiting employment practices which discriminate on the basis of age and institution of policies to eradicate the effects of any past discriminatory practices. Clark believes the allegations to be without merit and intends to vigorously defend this action. The plaintiff class consists of 40 class members and is now tentatively closed. It is too early to predict whether this case will go to trial, and, if so, what the risk of exposure to Clark would be at trial.

     On May 23, 1995 the Company was served with a petition entitled Anderson, et al vs. Chevron and Clark, filed in Jefferson County, Texas by twenty-four individual plaintiffs who were Chevron employees who did not receive offers of employment from Clark at the time of the purchase of the Port Arthur Refinery. Chevron is named as a co-defendant as well as the outplacement service retained by Chevron. Clark has filed an answer denying all of the allegations. Subsequent to the filing of the petition, the plaintiffs have each filed individual charges with the United States Equal Employment Opportunity Commission and the Texas Commission of Human Rights. The Company believes the allegations in both the petition and the individual charges to be without merit and intends to vigorously defend these matters. No estimate can be made at this time of either the likelihood or the magnitude of any potential liability that may result from this litigation or the individual charges filed.

     Clark has been named as a defendant in forty civil lawsuits filed by residents of Hartford, Illinois pending in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois, seeking unspecified damages for the presence of gasoline in the soil and groundwater beneath the plaintiffs' properties. Shell Oil has been named as a co-defendant in six of the above-referenced lawsuits. The plaintiffs in thirty-four of the lawsuits, which are pending solely against Clark, have all filed motions to voluntarily dismiss their lawsuits. It is anticipated that these motions will be granted by the court and once they are granted, the plaintiffs will have one year within which to refile their claims. While it is not possible to determine whether or to what extent the Company will have any liability to other individuals arising from the groundwater contamination, the Company believes that the outcome of these complaints will not have a material adverse effect on the Company's financial position.


ITEM 5 - Other Information

     Effective August 1, 1995, Maura J. Clark, 36, was elected as
Executive Vice President Corporate Development and Chief Financial
Officer of the Company. Ms. Clark is an employee of The Horsham Corporation serving under a consulting contract with Clark. Ms. Clark previously served as Vice President-Finance at North American Life Assurance Company, a financial services company, from September 1993 through July 1995. From May 1990 to September 1993, Ms. Clark served as Vice President Corporate Finance and Corporate Development of North American Trust Company (formerly First City Trust Company), a subsidiary of North American Life Assurance Company.

     Effective July 31, 1995, Kevin P. Pennington resigned as Executive Vice President Corporate Services of the Company.

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


                                   CLARK REFINING & MARKETING, INC.
                                             (Registrant)





                                   /s/  Dennis R. Eichholz
                                   _______________________
                                   Dennis R. Eichholz
                                   Controller and Treasurer
                                   (Authorized Officer and
                                    Chief Accounting Officer)


August 10, 1995