Form 10-Q/A
period 1995-06-30
CLARK REFINING & MARKETING INC
filed 1995-09-22
CIK 20762

===============================================================================

                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                       FORM 10-Q/A





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

     Number of shares of registrant's common stock, $.01 par value, outstanding as of September 14, 1995: 100, all of which are owned by Clark USA, Inc.

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

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands)

                                                                            For  the three months
                                                                               ended June 30,
                                                Reference             -----------------------------
                                                  Note                    1995              1994
                                                ---------             -----------       -----------

NET SALES AND OPERATING REVENUES                                      $ 1,337,799       $   585,691

EXPENSES:
   Cost of sales                                                       (1,205,166)         (500,388)
   Operating expenses                                                    (104,651)          (58,107)
   General and administrative expenses                                     (7,713)           (7,909)
   Depreciation                                                            (7,589)           (6,566)
   Amortization                                    4                       (2,937)           (2,415)
   Reversal of inventory write-down to market                                  --            11,500
                                                                      -----------       -----------
                                                                       (1,328,056)         (563,885)
                                                                       -----------       -----------

OPERATING INCOME                                                            9,743            21,806

   Interest and financing costs, net               4, 5                    (9,657)           (8,632)
                                                                      -----------       -----------

EARNINGS BEFORE INCOME TAXES                                                   86            13,174

   Income tax provision                                                       (11)           (4,952)
                                                                      -----------       -----------

NET EARNINGS                                                           $       75       $     8,222
                                                                      ===========       ===========


The accompanying notes are an integral part of these statements.

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(Dollars in thousands)


                                                                            For the six months
                                                                              ended June 30,
                                                  Reference           -----------------------------
                                                    Note                  1995             1994
                                                  ---------           -----------       -----------


NET SALES AND OPERATING REVENUES                                       $ 2,165,097      $ 1,152,944

EXPENSES:
   Cost of sales                                                       (1,964,806)         (977,395)
   Operating expenses                                                    (180,896)         (115,781)
   General and administrative expenses                                    (15,730)          (15,361)
   Depreciation                                                           (14,609)          (13,127)
   Amortization                                    4                       (5,827)           (5,733)
   Reversal of inventory write-down to market      3                           --            26,500
                                                                      -----------       -----------
                                                                       (2,181,868)       (1,100,897)
                                                                      -----------       -----------

OPERATING INCOME (LOSS)                                                   (16,771)           52,047

   Interest and financing costs, net               4, 5                   (18,509)          (16,966)
   Other income                                                                --                --
                                                                      -----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                                       (35,280)           35,081

   Income tax benefit (provision)                                          13,406           (13,123)
                                                                      -----------       -----------

NET EARNINGS (LOSS)                                                    $  (21,874)      $    21,958
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

5.       Interest and Financing Costs, Net

         Interest and financing costs, net, consisted of the following:

                                     For the three months            For the six months
                                         ended June 30,                 ended June 30,
                                   ------------------------        -----------------------
                                       1995          1994             1995           1994

      Interest expense . . . . . .  $ 10,304       $ 10,111        $ 20,575       $ 20,348
      Financing costs  . . . . . .     1,444            325           2,295            673
      Interest income  . . . . . .    (1,591)        (1,420)         (3,210)        (3,350)
                                    --------       --------        --------       --------
                                      10,157          9,016          19,660         17,671
      Capitalized interest . . . .      (500)          (384)         (1,151)          (705)
                                    --------       --------        --------       --------
                                    $  9,657       $  8,632        $ 18,509       $ 16,966
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

    Clark has agreements to sell to Chevron, at market prices, 40,000 barrels per day of gasoline and 6,500 barrels per day of low-sulfur diesel and jet fuel for one year from the date of the Acquisition. In addition, Clark has entered into supply agreements with Chevron and Chevron Chemical Company providing for the purchase and sale by Clark of various quantities of products and commodities at market prices.The purchase agreement also provides for contingent payments to Chevron of up to $125 million over a five year period from the closing date of the acquisition in the event refining industry margin indicators exceed certain escalating levels. These contingent payments will be calculated annually and the appropriate liability, if any, will be recorded at that time. While Chevron retained primary responsibility for required remediation of most pre-closing environmental contamination, Clark assumed responsibility for environmental contamination beneath and within 25 to 100 feet of the facility's active processing units.


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


8.       Contingencies

    On May 4, 1994, the United States Equal Employment Opportunity Commission (''EEOC'') filed a class action lawsuit, Case No. 94 C 2779, EEOC v. Clark Refining & Marketing, Inc., in the United States District Court for the Northern District of Illinois alleging that Clark had engaged in a pattern of practice of unlawful discrimination against certain employees over the age of forty. The relief sought by the EEOC includes reinstatement or reassignment of the individuals allegedly affected, payment of back wages, an injunction prohibiting employment practices which discriminate on the basis of age and institution of policies to eradicate the effects of any past discriminatory practices. Clark believes the allegations to be without merit and intends to vigorously defend this action. The plaintiff class consists of 40 class members and is now tentatively closed. It is premature to predict whether this case will go to trial, and, if so, what the level of exposure, if any, to Clark would be at trial.

    Clark is subject to various legal proceedings related to the age discrimination class action lawsuit, governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters. While it is not possible at this time to establish the ultimate amount of liability with respect to such contingent liabilities, Clark is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on its financial position, cashflows or results of operations, however, an adverse outcome of these matters could have a material effect on quarterly or annual operating results or cashflows when resolved in a future period.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    Clark Refining & Marketing, Inc. (the "Company" or "Clark") is a wholly-owned subsidiary of Clark USA, Inc. ("Clark USA"). Clark also owns all of the outstanding capital stock of Clark Port Arthur Pipeline Company which is reported as a component of the Company's refining division.

    In 1995, the Company changed its pricing methodology to better reflect external market prices for valuing product transferred between its retail and refining divisions. This change was necessitated by new regulations and logistics associated with blended gasoline products. Divisional results for 1994 have been restated to be consistent with this new methodology. The restatement did not impact the Company's consolidated results of operations or financial position. Results that were impacted include the refining and retail division contributions to operating income. Related retail gasoline gross margins and refining margins per barrel were also adjusted.

Results of Operations

Financial Highlights

    The following tables reflect the Company's financial and operating highlights for the three and six month periods ended June 30, 1995 and 1994. All dollars listed are in millions except statistical data.

Financial Results: (a)

----------------------------------------------------------------------------------------------------
                                               For the three months            For the six months
                                                  ended June 30,                 ended June 30,
                                             ------------------------        -----------------------
                                               1995            1994             1995          1994


Net sales and operating revenues             $1,337.8      $   585.7        $  2,165.1     $ 1,152.9
Cost of sales                                 1,205.2          500.4           1,964.8         977.4
Operating expenses                              104.7           58.1             180.9         115.8
General and administrative expenses               7.7            7.9              15.7          15.4
Depreciation and amortization                    10.5            9.0              20.4          18.8
Interest and financing costs, net                 9.6            8.6              18.5          17.0
----------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes (b)           0.1            1.7             (35.2)          8.5
Income tax (provision) benefit (b)                 --           (0.6)             13.3          (2.9)
----------------------------------------------------------------------------------------------------
Earnings (loss) before unusual items (b)          0.1            1.1             (21.9)          5.6
Unusual items, after taxes (b)                     --            7.1                --          16.4
----------------------------------------------------------------------------------------------------
Net earnings (loss)                          $    0.1      $     8.2        $    (21.9)    $    22.0
====================================================================================================

Operating Income: (a)
Refining contribution to operating income (c)$   12.7      $     18.3       $     (7.8)     $   41.7
Retail contribution to operating income (c)      11.4             4.5             19.5           9.4
Corporate general and administrative              3.9             3.6              8.0           6.8
Depreciation and amortization                    10.5             9.0             20.4          18.8
Unusual items, net (b)                             --            11.5               --          26.5
----------------------------------------------------------------------------------------------------
Operating income (loss)                      $    9.7      $     21.7       $    (16.7)     $   52.0
====================================================================================================


   (a) This table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.
   (b) The Company considers an item in 1994 which is discussed below to be "unusual".
   (c) In 1995, the Company changed its pricing methodology to better reflect external market prices for valuing product transferred between its retail and refining divisions. Divisional results for 1994 have been restated to be consistent with this new methodology.

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


Refining

Refining Division Operating Statistics:

----------------------------------------------------------------------------------------------------

                                            For the three months           For the six months
                                                ended June 30,                ended June 30,
                                            --------------------           --------------------
                                            1995           1994             1995          1994
----------------------------------------------------------------------------------------------------


Port Arthur Refinery (acquired February 27, 1995)

Crude oil throughput (m bbls/day)           202.2          --              196.2           --
Production (m bbls/day)                     215.5          --              201.8           --

Gross margin ($/barrel)                     $2.81          --              $2.66           --
Operating expenses ($/barrel)               $1.93          --              $2.04           --


Net margin (millions)                       $17.2          --              $15.4           --


Blue Island, Hartford and other refining

Crude oil throughput (m bbls/day)           134.9          141.1            129.3          138.3
Production (m bbls/day)                     129.1          144.9            130.1          142.1

Gross margin ($/barrel) (a)                 $2.64          $3.81            $2.06          $4.08
Operating expenses ($/barrel)               $2.83          $2.18            $2.82          $2.25


Net margin (millions) (a)                   $(1.8)         $20.9           $(17.7)         $47.1


Divisional G & A expenses (millions)         $2.7           $2.6             $5.5           $5.4
Contribution to earnings (millions) (a)     $12.7          $18.3            $(7.8)         $41.7


    (a) In 1995, the Company changed its pricing methodology to better reflect external market prices for valuing product transferred between its retail and refining divisions. Divisional results for 1994 have been restated to be consistent with this new methodology.

     The refining division contributed earnings of $12.7 million (1994 - earnings of $18.3 million) to operating income in the second quarter of 1995 and a loss of $7.8 million (1994 - earnings of $41.7 million) in the first half of 1995. Industry margin conditions in the first quarter of 1995 were at their lowest point since 1987 and this was the primary reason for the Company's operating loss in the first half of 1995. The principal factors that contributed to the poor industry margins were the unseasonably warm winter, which reduced demand for heating oil especially compared to the strong demand in the prior year, and the transition to reformulated gasoline. Several geographical areas unexpectedly opted not to switch to reformulated gasoline which caused confusion and concern in the marketplace, and that caused gasoline prices to fall relative to the cost of crude oil.

     Second quarter 1995 results improved over the first quarter of 1995 with better industry gasoline margins and contribution from the newly acquired Port Arthur refinery. Although industry gasoline margins improved considerably in the second quarter, the Company's results, including Port Arthur's, were affected by weak distillate margins and substantially higher costs for heavy and sour crude oils as compared to the prior year. The price of heavy and sour crude oils have risen substantially relative to more expensive light sweet crude oil such as West Texas Intermediate, eroding some of the cost advantages of more highly complex refiners such as Clark, which has the capability to process nearly 80% of its crude slate in heavy and sour crude oils. Second quarter results were also adversely affected by downtime at two of the Blue Island refinery's gasoline producing units. See Part II, Other Information -
Item 1, Legal Proceedings. On a comparative basis, the 1994 second quarter included a significant contribution from crude oil and product acquisition activities because of a substantial rise in crude oil and product prices in that period, which was not repeated in this year's second quarter.

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


Retail

Retail Division Operating Statistics:

----------------------------------------------------------------------------------------------------

                                                For the three months           For the six months
                                                  ended June 30,                ended June 30,
                                                --------------------           --------------------
                                                 1995           1994             1995          1994
----------------------------------------------------------------------------------------------------



Company operated stores (average)                   855            838              846            839

Gasoline volume (mm gals.)                        277.8          265.6            528.7          510.0
Gasoline gross margin (c / gal) (a)                10.5c           7.5c            10.2c           8.4c
Gasoline gross margin (millions) (a)              $29.4          $20.0            $54.2          $42.8

Convenience product sales (millions)              $65.7          $61.1           $117.5         $113.4
Convenience product gross margin (millions)       $16.4          $15.6            $30.8          $27.7

Operating expenses (millions)                     $33.2          $29.4            $63.3          $57.9
Divisional G & A expenses (millions)               $1.2           $1.7             $2.2           $3.2
Contribution to operating income (millions) (a)   $11.4           $4.5            $19.5           $9.4

Per Month Per Store
Gasoline volume (m gals.)                         108.3          105.4            104.2          101.2
Convenience product sales (m)                     $25.6          $24.2            $23.1          $22.5



    (a) In 1995, the Company changed its pricing methodology to better reflect external market prices for valuing product transferred between its retail and refining divisions. Divisional results for 1994 have been restated to be consistent with this new methodology.

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

    The retail division contributed earnings of $11.4 million (1994 - $4.5 million) to operating income in the second quarter of 1995 and $19.5 million (1994 - $9.4 million) in the first half of 1995. Significant improvements in gasoline and convenience product gross margins more than offset higher store operating expenses.

    Gasoline gross margins were improved over 1994 in the second quarter and first half of 1995 despite extremely volatile unit margins caused by consumer resistance to paying for the higher cost of newly introduced reformulated gasoline and general increases in gasoline cost. In response to these market conditions and supported by the positive impact from the Company's reimaging program, Clark implemented a pricing strategy to narrow the historical street gasoline pricing difference relative to its higher priced competitors. This strategy enabled Clark to optimize unit margins especially in June when costs began to decline.

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

     Cash flows used in investing activities in the first half, excluding short-term investment activities for which management's intent is similar to cash and cash equivalents, increased to $75.1 million in 1995 from $25.0 million in the year-earlier period. The increase was due to the Port Arthur refinery acquisition which closed on February 27, 1995. Capital expenditures for property, plant and equipment totaled $18.1 million (1994 - $28.1 million) during the first half of 1995. Refinery capital expenditures totaled $2.8 million of this amount in the first half (1994 - $17.2 million) mostly directed towards miscellaneous regulatory projects. First half retail capital expenditures totaled $14.4 million in 1995 (1994 - $9.8 million) and consisted of one-half for regulatory compliance, principally related to Stage II vapor recovery that was required to be completed in the first half of the current year, and one-half for discretionary projects primarily related to the Company s image program as well as the purchase of the existing equipment for stores acquired in the second quarter. Approximately $15.0 million was generated in 1995 from the sale and leaseback of certain Hartford refinery assets acquired in last year's maintenance turnaround.

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

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

    On March 13, 1995, a fire occurred in the isomax unit at the Blue Island refinery. Two employees were fatally injured in the fire; three other employees were injured. The isomax unit and two other units were out of service at the time of the incident. The cause of the incident was investigated by Clark and the Occupational Safety and Health Administration ("OSHA") and was thoroughly investigated by the Illinois Attorney General prior to the restart of the affected units. Clark has now resumed operation of all units which had been out of service in connection with the incident. Property damage and related costs are expected to be covered by Clark's property, business interruption and workers' compensation insurance coverages in excess of aggregate deductibles of $1.4 million. In addition, on September 13, 1995 Clark and OSHA entered into a settlement agreement that closed all matters arising from the March 13, 1995 incident. In response to OSHA's allegation of certain safety violations, Clark agreed to pay a $1.25 million penalty, make certain safety improvements and perform a safety audit.

    On May 16, 1995, there was a minor (less than 15 pounds) release of hydrogen fluoride ("HF") from a catalyst regeneration portion of the HF unit at the Blue Island refinery. At the request of the Illinois Attorney General, and with the Company's consent, the Circuit Court of Cook County, Illinois entered an order prohibiting the restart of the regeneration portion of the HF unit pending the outcome of an investigation of the cause of the release. On August 8, 1995, an order was entered by the Court allowing Clark to resume operation of the HF regeneration unit. The order also requires Clark, pursuant to an agreement between Clark and the Illinois Attorney General, to implement certain HF release mitigation and detection measures. Clark has not yet ascertained the actual cost of these measures, although Clark has initially estimated that these measures may cost at least $1.4 million and is still evaluating the feasibility of additional measures that the order requires Clark to consider.

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

     On May 4, 1994, the United States Equal Employment Opportunity Commission (''EEOC'') filed a class action lawsuit, Case No. 94 C 2779, EEOC v. Clark Refining & Marketing, Inc., in the United States District Court for the Northern District of Illinois alleging that Clark had engaged in a pattern of practice of unlawful discrimination against certain employees over the age of forty. The relief sought by the EEOC includes reinstatement or reassignment of the individuals allegedly affected, payment of back wages, an injunction prohibiting employment practices which discriminate on the basis of age and institution of policies to eradicate the effects of any past discriminatory practices. Clark believes the allegations to be without merit and intends to vigorously defend this action. The plaintiff class consists of 40 class members and is now tentatively closed. It is premature to predict whether this case will go to trial, and, if so, what the level of exposure, if any, to Clark would be at trial.

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

     While it is not possible at this time to establish the ultimate amount of liability with respect to the environmental and legal matters described above, the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on its financial position, cashflows or results of operations, however, an adverse outcome of these matters could have a material effect on quarterly or annual operating results or cashflows when resolved in a future period.


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


CLARK REFINING & MARKETING, INC.
   (Registrant)








                                        /s/  Dennis R. Eichholz
                                        -----------------------
                                        Dennis R. Eichholz
                                        Controller and Treasurer (Authorized
                                        Officer and Chief Accounting Officer)


September 14, 1995