Form 10-Q
period 1995-09-30
CLARK REFINING & MARKETING INC
filed 1995-11-15
CIK 20762

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q






  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995

                                  OR

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Number of shares of registrant's common stock, $.01 par value, outstanding as of November 10, 1995: 100, all of which are owned by Clark USA, Inc.

                  REPORT OF INDEPENDENT ACCOUNTANTS



  To the Board of Directors of
  Clark Refining & Marketing, Inc.:


     We have reviewed the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. (a Delaware corporation) and subsidiary as of September 30, 1995, and the related consolidated statements of earnings for the three and nine month periods ended September 30, 1995 and 1994 and cash flows for the nine month period ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


                                        Coopers & Lybrand L.L.P.

  St. Louis, Missouri,
   October 23, 1995, except for
   Note 10 for which the date is
   November 3, 1995

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)


                                     Reference         September 30,        December 31,
             ASSETS                     Note               1995                 1994
                                     ---------         -------------        -------------
                                                        (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents              2            $      76,842        $     105,450
   Short-term investments                 3                   29,917               28,658
   Accounts receivable                                       153,344               77,794
   Inventories                            4                  301,350              151,466
   Prepaid expenses and other                                 15,851               15,659
                                                       -------------        -------------
     Total current assets                                    577,304              379,027

PROPERTY, PLANT AND EQUIPMENT             7                  518,962              429,805

OTHER ASSETS                              5                   42,413               50,717
                                                       -------------        -------------
                                                       $   1,138,679        $     859,549
                                                       =============        =============


    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                       2            $     288,750        $     165,610
   Accrued expenses and other             6                   47,967               41,639
   Accrued taxes other than income                            41,438               41,407
                                                       -------------        -------------
     Total current liabilities                               378,155              248,656

LONG-TERM DEBT                                               400,615              400,734
DEFERRED INCOME TAXES                                         21,101               29,178
OTHER LONG-TERM LIABILITIES                                   39,137               18,129
CONTINGENCIES                             9                       --                   --

STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per share;
      1,000 shares authorized and 100 shares
      issued and outstanding)                                     --                   --
   Paid-in capital                        8                  180,000               30,000
   Retained earnings                                         119,671              132,852
                                                       -------------        -------------
     Total stockholder's equity                              299,671              162,852
                                                       -------------        -------------
                                                       $   1,138,679        $     859,549
                                                       =============        =============

The accompanying notes are an integral part of these statements.

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands)

                                     Reference                For the three months
                                       Note                    ended September 30,
                                     ---------            -----------------------------
                                                             1995               1994
                                                          ----------         ----------

NET SALES AND OPERATING REVENUES                       $      1,211,760     $       689,265

EXPENSES:
    Cost of sales                                            (1,062,982)           (597,442)
    Operating expenses                                         (107,760)            (58,611)
    General and administrative expenses                          (7,556)             (7,742)
    Depreciation                                                 (8,004)             (6,726)
    Amortization                                                 (3,021)             (2,354)
    Recovery of inventory write-down
      to market value                     5                          --                  --
                                                       ----------------     ---------------
                                                             (1,189,323)           (672,875)

OPERATING INCOME                                                 22,437              16,390

    Interest and financing costs, net    5,6                     (9,915)             (8,772)
                                                       ----------------     ---------------
EARNINGS BEFORE INCOME TAXES                                     12,522               7,618

    Income tax provision                                         (4,758)             (2,568)
                                                       ----------------     ---------------
NET EARNINGS                                           $          7,764     $         5,050
                                                       ================     ===============


The accompanying notes are an integral part of these statements.

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(Dollars in thousands)

                                     Reference                For the nine months
                                       Note                    ended September 30,
                                     ---------            -----------------------------
                                                             1995               1994
                                                          ----------         ----------


NET SALES AND OPERATING REVENUES                       $   3,376,857        $  1,842,209

EXPENSES:
    Cost of sales                                         (3,027,788)         (1,574,837)
    Operating expenses                                      (288,656)           (174,392)
    General and administrative expenses                      (23,286)            (23,103)
    Depreciation                                             (22,613)            (19,853)
    Amortization                          5                   (8,848)             (8,087)
    Recovery of inventory write-down
      to market value                     4                       --              26,500
                                                       -------------        ------------
                                                          (3,371,191)         (1,773,772)
                                                       -------------        ------------

OPERATING INCOME                                               5,666              68,437

    Interest and financing costs, net    5,6                 (28,424)            (25,738)
    Other income                                                  --                  --
                                                       -------------        ------------
EARNINGS (LOSS) BEFORE INCOME TAXES                          (22,758)             42,699

    Income tax benefit (provision)                             8,648             (15,691)
                                                       -------------        ------------
NET EARNINGS (LOSS)                                    $     (14,110)       $     27,008
                                                       =============        =============

The accompanying notes are an integral part of these statements.

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)


                                                              For the nine months
                                                               ended September 30,
                                                          -----------------------------
                                                             1995               1994
                                                          ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                  $       (14,110)     $         27,008

  Adjustments:
       Depreciation                                             22,613                19,853
       Amortization                                             12,623                 8,969
       Realized loss on sales of investments                        --                 1,774
       Share of earnings of affiliates, net of
         dividends                                                (741)                 (610)
       Deferred income taxes                                    (8,648)               17,133
       Recovery of inventory write-down to market value             --               (26,500)
       Other                                                     1,008                   953

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses and other         (80,899)              (38,971)
       Inventories                                            (149,884)               23,244
       Accounts payable, accrued expenses, taxes other
         than income, and other                                132,290               (10,200)
                                                       ---------------      ----------------
       Net cash provided by (used in) operating
         activities                                            (85,748)               22,653
                                                       ===============      ================
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                          (25,701)              (94,498)
  Sales of short-term investments                               25,942                99,101
  Expenditures for property, plant and equipment               (24,187)              (56,846)
  Expenditures for refinery turnaround                          (2,764)               (5,873)
  Refinery acquisition expenditures                            (69,746)                   --
  Proceeds from disposals of property, plant and
    equipment                                                   15,934                 5,268
                                                       ---------------       ---------------
      Net cash used in investing activities                    (80,522)              (52,848)
                                                       ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                         (119)                 (587)
  Capital contribution                                         150,000                    --
  Deferred financing costs                                     (12,219)                 (892)
                                                       ---------------       ---------------
      Net cash provided by (used in) financing
        activities                                             137,662                (1,479)
                                                       ---------------       ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (28,608)              (31,674)
CASH AND CASH EQUIVALENTS, beginning of period                 105,450                78,344
                                                       ---------------       ---------------
CASH AND CASH EQUIVALENTS, end of period               $        76,842       $        46,670
                                                       ===============       ===============

The accompanying notes are an integral part of these statements.

 FORM 10-Q - PART I
 ITEM 1 Financial Statements (continued)

 Clark Refining & Marketing, Inc. and Subsidiary

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
 September 30, 1995
 (tabular dollar amounts in thousands of US dollars)


 1. Basis of Preparation

      The unaudited consolidated balance sheet of Clark Refining & Marketing, Inc. and Subsidiary (the "Company"), a Delaware corporation, as of September 30, 1995, and the related consolidated statements of earnings for the three month and nine month periods ended September 30, 1995 and 1994, and statements of cash flows for the nine month period ended September 30, 1995 and 1994, have been reviewed by independent accountants. Clark Port Arthur Pipeline Company, a Delaware corporation, the new wholly-owned subsidiary of The Company, is included in the consolidated results of the Company. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

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


 2. Cash and Cash Equivalents

      As a result of the Company's cash management system, checks issued but not yet presented to the banks for payment may create negative book cash balances. Historically, such negative balances were reflected as an adjustment to cash. At September 30, 1995 the Company included these negative balances in accounts payable and has restated prior periods to reflect this presentation. Such negative balances included in accounts payable were $12.4 million and $10.2 million at September 30, 1995 and December 31, 1994, respectively.


 3. Short-term Investments

      The Company's short-term investments are all considered "Available-for-Sale" and are carried at fair value with the resulting unrealized gain or loss (net of applicable taxes) shown as a component of retained earnings.

      Short-term investments consisted of the following:

                                September 30, 1995                          December 31, 1994
                        ___________________________________        ___________________________________
                        Amortized   Unrealized    Aggregate        Amortized  Unrealized    Aggregate
 Major Security Type      Cost      Gain/(Loss)   Fair Value         Cost     Gain/(Loss)   Fair Value
 -------------------    ---------   -----------   ----------       ---------  -----------   ----------

 U.S. Debt Securities    $ 30,317    $    (400)    $  29,917        $ 30,558   $   (1,900)   $  28,658


      The contractual maturities of the short-term investments at September 30, 1995 were:

                                                Amortized      Aggregate
                                                  Cost         Fair Value
                                               ----------      ----------
      Due in one year or less                   $   6,013       $   5,984
      Due after one year through five years        24,304          23,933
                                                ---------       ---------
                                                $  30,317       $  29,917
                                                =========       =========

      Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

      For the three month and nine month periods ended September 30, 1995, the proceeds from sales of Available-for-Sale securities was $18.0 million and $25.9 million, respectively, with no realized gain or loss in either period. For the three month and nine month periods ended September 30, 1994, the proceeds from the sale of Available-for-Sale securities were $50.8 million and $99.1 million, respectively, with $1.0 million and $1.8 million, respectively, of realized losses recorded for the three month and nine month periods. Realized gains and losses are computed using the specific identification method.

      The change in the unrealized holding gains or losses on Available-for-Sale securities for the three month and nine month periods ended September 30, 1995, was a gain of $0.1 million ($0.1 million after taxes) and a gain of $1.5 million ($0.9 million after taxes), respectively. The net unrealized gain or loss is included as a component of retained earnings.


 4. Inventories

      The carrying value of inventories consisted of the following:

                                               September 30,    December 31,
                                                   1995             1994
                                               -------------    ------------
       Crude oil  . . . . . . . . . . . . .  $     86,933     $     42,760
       Refined products and blendstocks . .       178,129           87,957
       Convenience products . . . . . . . .        21,116           14,904
       Warehouse stock and other. . . . . .        15,172            5,845
                                             ------------     ------------
                                             $    301,350     $    151,466
                                             ============     ============

      The market value of these inventories at September 30, 1995 was approximately $5.3 million above the carrying value (December 31, 1994 - $1.9 million above the carrying value). At September 30, 1995, the Company had $0.6 million of unrealized losses (December 31, 1994 - $2.0 million) from its hedging activities which limit risk related to price fluctuations in crude oil and refined products.

      In connection with the Port Arthur refinery acquisition (see Note 7, "Acquisition of Port Arthur Refinery"), the Company purchased crude oil and product inventory and also entered into a new three year revolving credit facility used primarily for the issuance of letters of credit to secure purchases of crude oil. The amount of the new facility is the lesser of $400 million or the amount available under a defined borrowing base, representing specified percentages of cash, investments, accounts receivable, inventory and other working capital items. The amount available under the facility at September 30, 1995 was $400 million. This credit facility is collateralized by substantially all of the Company s current assets and certain intangibles.

 5. Other Assets

      Amortization of deferred financing costs for the three month and nine month periods ended September 30, 1995, was $1.5 million (1994 - $0.3 million) and $3.7 million (1994 - $0.9 million), respectively, and is included in "Interest and financing costs, net".

      Amortization of turnaround costs for the three month and nine month periods ended September 30, 1995, was $3.0 million (1994 - $2.4 million) and $8.8 million (1994 - $8.1 million), respectively.


 6. Interest and Financing Costs, Net

      Interest and financing costs, net, consisted of the following:

<CAPTIVE>
                                  For the three months          For the nine months
                                   ended September 30,          ended September 30,
                                 ----------------------        ---------------------
                                  1995            1994          1995           1994
                                 ------          ------        ------         ------

      Interest expense. .  . .    $  10,155       $ 10,118      $ 30,730       $ 30,466
      Financing costs . .  . .        1,454            352         3,749          1,025
      Interest income . .  . .       (1,570)          (918)       (4,780)        (4,268)
                                  ---------       --------      --------       --------
                                     10,039          9,552        29,699         27,223
      Capitalized interest             (124)          (780)       (1,275)        (1,485)
                                  ---------       --------      --------       --------
                                  $   9,915       $  8,772      $ 28,424       $ 25,738
                                  =========       ========      ========       ========

      Accrued interest payable at September 30, 1995 of $8.7 million (December 31, 1994 - $6.9 million) is included in "Accrued expenses and other".


 7. Acquisition of Port Arthur Refinery

    On February 27, 1995, the Company purchased Chevron U.S.A. Inc. s ("Chevron") Port Arthur, Texas refinery, acquiring the refinery assets and certain related terminals, pipelines, and other assets for a purchase price of approximately $70 million. The purchase price of the assets, including all acquisition costs and assumed liabilities will be allocated over all of the refinery and related assets using the purchase method of accounting. In addition, the Company purchased the related petroleum inventory in storage and pipelines, and various spare parts and supplies for approximately $136 million, as revised in the second quarter. A final allocation of the purchase price will be determined in the fourth quarter of 1995 when appraisals and other studies are completed.

    The Company has agreements to sell to Chevron, at market prices, 40,000 barrels per day of gasoline and 6,500 barrels per day of low-sulfur diesel and jet fuel for one year from the date of the Acquisition. In addition, the Company has entered into supply agreements with Chevron and Chevron Chemical Company providing for the purchase and sale by the Company of various quantities of products and commodities at market prices.

    The purchase agreement also provides for contingent payments to Chevron of up to $125 million over a five year period from the closing date of the acquisition in the event refining industry margin indicators exceed certain escalating levels. These contingent payments will be calculated annually and the appropriate liability, if any, will be recorded at that time. While Chevron retained primary responsibility for required remediation of most pre-closing environmental contamination, The Company assumed responsibility for environmental contamination beneath and within 25 to 100 feet of the facility's active processing units.

 8. Certain Financings

    On February 27, 1995, Clark USA, Inc. ("Clark USA"), Clark's parent company, obtained a portion of the funds necessary to finance the Port Arthur acquisition from a subsidiary of its parent company, The Horsham Corporation, a Quebec corporation ("Horsham"), by selling to the subsidiary shares of new classes of common stock ("New Common Stock") of Clark USA for $135 million. Subsequently, the Horsham subsidiary resold $120 million of such New Common Stock, representing an interest of from 35.6% to 40.0% in Clark USA, to an institutional money manager. Clark USA subsequently contributed $150 million to the Company for the purchase of the refinery.

    In connection with the financing and closing of the Port Arthur acquisition, the Company sought consents from the holders of its 9 1/2% Senior Notes and its 10 1/2% Senior Notes to waive or amend the terms of certain covenants under the indentures governing these securities. On February 17, 1995, the Company received the requisite consents from its note holders.

    These consents (i) permitted the Company to increase the amount of its authorized working capital and letter of credit facility to the greater of $400 million or the amount available under a defined borrowing base, (ii) permitted the incurrence of $75 million of additional tax-exempt indebtedness for qualifying projects, (iii) exempted the contingent payment obligation to Chevron of up to $125 million over a five year period from the definition of
  Indebtedness , (iv) amended provisions relating to the use of asset disposition proceeds.

    The Company has made payments to each holder whose duly executed consent was received and not revoked of $7.50 per $1,000 aggregate principal amount of the 9 1/2% Notes and 10 1/2% Notes.

    In connection with the Port Arthur acquisition and the above financing transactions, the Company entered into a new three year revolving credit facility, collateralized by substantially all of its current assets and certain intangibles (see Note 4 "Inventories"). With the acquisition, the amount of the amended facility is the lesser of $400 million or the amount available under a borrowing base, as defined, representing specified percentages of cash, investments, accounts receivable, inventory and other working capital items.


 9. Contingencies

    The Company has been named as a defendant in forty civil lawsuits filed by residents of Hartford, Illinois, seeking unspecified damages for the presence of gasoline in the soil and groundwater beneath the plaintiffs' properties. Shell Oil has been named as a co-defendant in six of the above-referenced lawsuits. The plaintiffs in thirty-four of the lawsuits, which are pending solely against the Company, have all voluntarily dismissed their lawsuits without prejudice. The plaintiffs have one year from such dismissal in which to refile their claims.

    The United States Equal Employment Opportunity Commission ("EEOC") has filed a class action lawsuit against the Company alleging that they had engaged in a pattern or practice of unlawful discrimination against certain employees over the age of forty. The relief sought by the EEOC includes reinstatement or reassignment of the individuals allegedly affected, payment of back wages, an injunction prohibiting employment practices which discriminate on the basis of age and institution of policies to eradicate the effects of any past discriminatory practices. The plaintiff class consists of 40 class members and is now tentatively closed. Discovery is ongoing. A scheduling order has been entered indicating that a trial will not be held before mid to late 1996, unless earlier dismissed. The Company believes the allegations to be without merit and intends to vigorously defend this action.

    A class action lawsuit was filed against the Company and two of its employees on behalf of purported plaintiff classes including residents of Blue Island, Illinois and Eisenhower High School students arising out of the Blue Island refinery spent catalyst release of October 7, 1994. The complaint alleges claims based on common law nuisance, negligence, willful and wanton negligence and the Illinois Family Expenses Act. Plaintiffs seek to recover damages in an unspecified amount for alleged medical expenses, diminished property values, pain and suffering and other damages. Plaintiffs also seek punitive damages in an unspecified amount. The Company believes the alleged claims to be without merit and intends to vigorously defend this action.

    The Company is subject to various other legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters.

    While it is not possible at this time to establish the ultimate amount of liability with respect to such contingent liabilities, the Company is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on its financial position, however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.


 10.  Subsequent Events

    In early November 1995, Clark USA entered into a merger agreement with subsidiaries of Occidental Petroleum Corporation ("Occidental"). Pursuant to the merger agreement and a series of related agreements Clark USA will acquire the right to receive the equivalent of 17.661 million barrels of West Texas Intermediate crude oil to be delivered over the next six years according to a defined schedule. In connection with the transaction, Clark USA will issue 3,954,545 shares of common stock and 1,500,000 shares of non-voting class D common stock valued at approximately $120 million, or $22 per share, and pay $100 million in cash to Occidental. Clark USA's right to receive oil in accordance with the contract schedule is unconditional until $220 million (plus interest of 10% per year on any unrecovered portion of the first $100 million) is received by Clark USA from the sale of such oil. Clark USA will contract to resell the oil delivered under the agreements to a subsidiary of Occidental immediately after delivery at then current market prices. Occidental has guaranteed the obligations of its subsidiaries as described above.

    Clark USA also entered into a merger agreement and a series of related oil contract agreements with a newly formed subsidiary of Gulf Resources Corporation ("Gulf"), pursuant to which Clark USA will acquire the right to receive 3.164 million barrels of certain royalty oil to be received by Gulf pursuant to agreements among Gulf, an Occidental subsidiary and the Government of the Congo. Provided certain underlying arrangements remain in effect, Clark USA will resell the Gulf oil to Gulf immediately after delivery at the then current selling price for Djeno crude oil, less an agreed transportation fee. In connection with the Gulf transactions, Clark USA will issue 1,222,273 shares of non-voting class D common stock valued at $26.9 million, or $22 per share. The shares issued to Gulf will be pledged to Clark USA and will be released to Gulf as proceeds from the sales of the Gulf oil are received by Clark USA. Clark USA will be entitled to foreclose on pledged shares under certain circumstances where the Gulf oil is not received as and when currently anticipated. Clark USA's recourse under such circumstances is limited to the value of such shares.

    In order to finance a portion of the above described transactions, Clark USA anticipates receiving proceeds from a $150 million private note offering. In connection with this financing and the above transactions, Clark USA is seeking consents from the holders of its Zero Coupon Notes to waive or amend the terms of certain covenants under the indenture governing these securities and the Company is seeking approval from its bank group. The offering is conditioned upon the closing of the Occidental transaction, the completion of the consent solicitation with respect to the Company's Zero Coupon Notes and the Company's bank group approval.

    In connection with the above-described transactions, Clark USA will pay upfront fees of $9.4 million and commission over the future delivery periods of up to approximately $7 million to an affiliate of Gulf which provided consulting and advisory services in the formulation of the terms and structure of these transactions and will continue to assist the Company in the delivery, acceptance and loading procedures of the oil.

 ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

 General

      In 1995, Clark Refining & Marketing, Inc. (the "Company") changed its internal pricing methodology to better reflect external market prices for valuing product transferred between its retail and refining divisions. This change was necessitated by new regulations and logistics associated with blended gasoline products. Divisional results for 1994 have been restated to be consistent with this new methodology. The restatement did not impact the Company s consolidated results of operations or financial position. Results that were impacted include the refining and retail division contributions to operating income. Related retail gasoline gross margins and refining margins per barrel were also adjusted.

 Results of Operations

 Financial Highlights

      The following tables reflect the Company s financial and operating highlights for the three and nine month periods ended September 30, 1995 and 1994. All dollars listed are in millions except per barrel, per gallon and other statistical data.

 Financial Results: (a)

<CAPTIVE>
                                                    For the three months        For the nine months
                                                     ended September 30,         ended September 30,
                                                   ----------------------       ---------------------
                                                      1995         1994          1995           1994
                                                     ------       ------        ------         ------


 Net sales and operating revenues                  $ 1,211.8    $    689.3      $  3,376.9     $  1,842.2
 Cost of sales                                       1,063.0         597.4         3,027.8        1,574.8
 Operating expenses                                    107.8          58.6           288.7          174.4
 General and administrative expenses                     7.6           7.7            23.3           23.1
 Depreciation and amortization                          11.0           9.1            31.5           27.9
 Interest and financing costs, net                       9.9           7.1            28.4           24.0
 --------------------------------------------------------------------------------------------------------------
 Earnings (loss) before income taxes (b)                12.5           9.4           (22.8)          18.0
 Income tax (provision) benefit (b)                     (4.7)         (3.2)            8.7           (6.3)
 --------------------------------------------------------------------------------------------------------------
 Earnings (loss) before unusual items (b)                7.8           6.2           (14.1)          11.7
 Unusual items, after taxes (b)                           --          (1.1)             --           15.3
 --------------------------------------------------------------------------------------------------------------
 Net earnings (loss)                               $     7.8     $     5.1      $    (14.1)    $     27.0
 ==============================================================================================================

 Operating Income: (a)
 Refining contribution to operating income (c)     $    21.0     $    10.5      $     13.1     $     52.2
 Retail contribution to operating income (c)            16.0          18.7            35.5           28.1
 Corporate general and administrative                    3.6           3.7            11.4           10.5
 Depreciation and amortization                          11.0           9.1            31.5           27.9
 Unusual items, net (b)                                   --            --              --           26.5
 --------------------------------------------------------------------------------------------------------------
 Operating income (loss)                           $    22.4     $    16.4     $       5.7     $     68.4
 ==============================================================================================================

  (a) This table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.
  (b) The Company considers certain items in 1994 which are discussed below to be "unusual".
  (c) In 1995, the Company changed its internal pricing methodology to better reflect external market prices for valuing product transferred between its retail and refining divisions. Divisional results for 1994 have been restated to be consistent with this new methodology.

      The Company has recorded an increase in net earnings in each quarter of 1995 following a net loss of $21.9 million in the first quarter. Results for the third quarter of 1995 improved over the comparable period in 1994 and the second quarter of 1995 because of improved refining operations, seasonal retail marketing strength (as compared to the second quarter) and a strong contribution from the recently acquired Port Arthur refinery. Results for the nine months ended September 30, 1995 were negatively impacted by an extremely poor industry refining margin environment in the first quarter of 1995 and therefore were significantly lower than the same period a year ago. Also net earnings in the first nine months of 1994 benefited from an unusual item that resulted principally from an increase in crude oil and product prices that allowed for the recovery of an inventory write-down originally taken in 1993. Net sales and operating revenues reached record levels in the first nine months of 1995 because of the inclusion of incremental sales from production at the Port Arthur refinery.

 Refining

 Refining Division Operating Statistics:

<CAPTIVE>
                                                    For the three months          For the nine months
                                                     ended September 30,          ended September 30,
                                                   ----------------------        ---------------------
                                                    1995            1994          1995           1994
                                                   ------          ------        ------         ------

 Crude oil throughput (m bbls/day)                  210.2              --          202.1             --
 Production (m bbls/day)                            222.5              --          210.6             --

 Gross margin  ($/barrel of production)             $2.60              --          $2.63             --
 Operating expenses  ($/barrel of production)       $1.86              --          $1.96             --

 Net margin (millions)                              $15.2              --          $30.6             --

 Blue Island, Hartford and other refining(a)
 Crude oil throughput (m bbls/day)                  141.1           143.0          133.3          139.9
 Production (m bbls/day)                            139.1           135.8          133.1          140.0

 Gross margin  ($/barrel of production) (b)         $3.36           $3.41          $2.52          $3.86
 Operating expenses  ($/barrel of production)       $2.70           $2.35          $2.78          $2.28

 Net margin (millions) (b)                           $8.4           $13.3          $(9.3)         $60.4

 Divisional G & A expenses (millions)                $2.6            $2.8           $8.2           $8.2
 Contribution to earnings (millions) (b)            $21.0           $10.5          $13.1          $52.2

  (a) Other refining includes results from all crude oil acquisition and inventory management activities.
  (b) In 1995, the Company changed its internal pricing methodology to better reflect external market prices for valuing product transferred between its retail and refining divisions. Divisional results for 1994 have been restated to be consistent with this new methodology.

      The refining division contributed earnings of $21.0 million in the third quarter of 1995 (1994 - $10.5 million) and $13.1 million in the first nine months of 1995 (1994 - $52.2 million) to operating income. Industry margin conditions in the first quarter of 1995 were at their lowest point since 1987 and this was the primary reason for the Company s operating loss in the first nine months of 1995. The principal factors that contributed to the poor industry margins were the unseasonably warm winter, which reduced demand for heating oil especially compared to the strong demand in the prior year, and the transition to reformulated gasoline. Several geographical areas unexpectedly opted not to switch to reformulated gasoline which caused confusion and concern in the marketplace, and caused gasoline prices to fall relative to the price of crude oil.

      Second and third quarter 1995 results improved over the first quarter of 1995 with better industry gasoline margins and a strong contribution from the newly acquired Port Arthur refinery. Industry gasoline margins improved following a weak first quarter, but the Company's results continued to be affected by weak distillate margins and substantially higher costs for heavy crude oil as compared to the prior year. The price of heavy crude oil has risen substantially relative to more expensive light sweet crude oil such as West Texas Intermediate, eroding some of the cost advantages of more highly complex refiners such as Clark, which has the capability to process approximately 25% of its crude slate in heavy crude oil. Results in 1995 were also adversely affected by downtime at two of the Blue Island refinery s gasoline producing units. On a comparative basis, the first nine months of 1994 included a significant contribution from crude oil and product acquisition activities because of a substantial rise in crude oil and product prices in that period, which was not repeated in the first nine months of 1995. Industry refining margins in October 1995 were weak and will be reflected in the Company's fourth quarter results of operations.

      The Company's crude oil throughput and refinery production increased over the prior year due almost entirely to the acquisition of the Port Arthur refinery. The poor industry margins in the first quarter of 1995 caused the Company to reduce refinery production by an average of approximately 10,000 barrels per day in that quarter. Additionally, a fire in the isomax unit and unscheduled downtime in the alkylation unit at the Blue Island refinery reduced yields and production by approximately 5,500 barrels per day for the first nine months of 1995. The Blue Island refinery returned to full production in mid-August 1995.

      Refining division operating expenses for the third quarter and first nine months of 1995 increased over the comparable periods in 1994 due principally to the addition of the Port Arthur refinery and related terminal expenses in the current period and expenses associated with the Blue Island operating difficulties. Reduced throughput at Clark's Illinois refineries due to poor first quarter market conditions and the previously mentioned operating difficulties also contributed to a higher per barrel operating cost.


 Retail

 Retail Division Operating Statistics:

<CAPTIVE>
                                                    For the three months          For the nine months
                                                     ended September 30,          ended September 30,
                                                   ----------------------        ---------------------
                                                    1995            1994          1995           1994
                                                   ------          ------        ------         ------

 Gasoline volume (mm gals.)                         278.4           261.8         807.2          771.7
 Gasoline gross margin (c/gal) (a)                   12.9c           12.8c         11.1c           9.9c
 Gasoline gross margin (millions) (a)               $35.8           $33.5         $89.9          $76.3

 Convenience product sales (millions)               $72.5           $61.4        $190.0         $174.8
 Convenience product gross margin(millions)         $16.8           $15.7         $47.7          $43.4


 Operating expenses (millions)                      $35.2           $29.2         $98.4          $87.1
 Divisional G & A expenses (millions)                $1.4            $1.3          $3.7           $4.5
 Contribution to operating income (millions) (a)    $16.0           $18.7         $35.5          $28.1

 Per Month Per Store
 Company operated stores (average)                    863             822           852            835
 Gasoline volume (m gals.)                          107.5           106.1         105.3          102.7
 Convenience product sales (m)                      $28.0           $24.9         $24.7          $23.3
 Convenience product gross margin (m)                $6.5            $6.4          $6.2           $5.8

  (a) In 1995, the Company changed its internal pricing methodology to better reflect external market prices for valuing product transferred between its retail and refining divisions. Divisional results for 1994 have been restated to be consistent with this new methodology.

      Clark continued to expand its retail network in core markets during the first nine months of 1995, resulting in a net increase in store count over the third quarter of 1994. The Company acquired 35 retail stores in April 1995 in Peoria, Illinois, one of its core markets, and is continuing to seek expansion opportunities in other core markets. Consistent with the Company's strategy to exit non-core markets, the Company expects to divest 41 stores in the Kansas, western Missouri and Minnesota markets in late 1995 or early 1996.

      The retail division contributed earnings of $16.0 million to operating income in the third quarter of 1995 (1994 - $18.7 million) and $35.5 million in the first nine months of 1995 (1994 - $28.1 million). Retail contribution for the third quarter of 1995 was slightly lower than year ago levels principally because of competitive pressures in certain markets and weak results from non-reimaged markets. For the first nine months of 1995, significant improvements in gasoline and convenience product gross margins more than offset higher store operating expenses.

      Gasoline gross margins improved in the first nine months of 1995 compared to the first nine months of 1994 despite volatile unit margins, especially in the first half of 1995, caused by consumer resistance to paying for the higher cost of newly introduced reformulated gasoline and general increases in gasoline cost. In response to these market conditions and supported by the positive impact from the Company's reimaging program, Clark implemented a pricing strategy to narrow the historical street gasoline pricing difference relative to its higher priced competitors, thus improving per gallon margin and overall gasoline gross margins.

      Convenience product gross margins increased in the third quarter and first nine months of 1995 over the same periods in 1994 due to an improvement in the mix of higher margin On The Go products (42% of sales in the first nine months of 1995 versus 39% in the comparable period of 1994) and the favorable margin impact from the newly acquired stores, which more than offset lower cigarette margins. In addition to incremental lease and operating expenses associated with the new stores added since the third quarter of 1994, expenses increased due to higher store labor costs and higher credit card processing expenses (due to a 44% increase in credit card sales), partially offset by lower administrative costs.


 Other Financial Highlights

      Corporate general and administrative expenses for the third quarter of 1995 were flat as compared to the same period in 1994, but expenses for the first nine months of 1995 exceeded the same period a year ago due principally to adjustments of bad debt and other reserves in the prior year.

      Depreciation and amortization expenses for the third quarter and first nine months of 1995 exceeded the comparable periods a year ago principally because of the newly acquired Port Arthur refinery.

      Net interest and financing costs increased due principally to the higher financing cost amortization associated with Clark's larger working capital facility which was increased to support the crude oil supply needs of the Port Arthur refinery.


 Liquidity and Capital Resources

      On November 6, 1995, Clark USA, Inc. ("Clark USA") the Company"s parent announced two separate merger agreements (the "Transactions"), one with a subsidiary of Occidental Petroleum

 Corporation and the other with Gulf Resources Corporation and one of its subsidiaries, which will result in Occidental and Gulf owning approximately 19% and 4%, respectively of the shares of Clark USA. Consequently, The Horsham Corporation's interest in Clark USA will drop to approximately 46% and Tiger Management Corporation s interest will drop to approximately 31%. The agreements will result in Clark USA acquiring the right to receive approximately 21 million barrels of crude oil over the next six years in exchange for $100 million of cash and the issuance of 6,676,818 new common shares with a value of $146.9 million. Clark USA intends to finance the cash portion of the proposed transactions with the proceeds of a long-term $150 million private financing. The mergers and the financing will require the consent of Clark USA's existing zero coupon bondholders and certain other customary approvals. Closing is expected by the end of 1995.

      Net cash from operating activities for the first nine months of 1995, excluding working capital changes, was a $12.7 million compared to a $48.6 million in the year-earlier period. The deterioration of cash flows was due principally to the Company's net loss in the first quarter of 1995. Working capital at September 30, 1995 was $199.1 million, a 1.53 to 1 current ratio, versus $130.4 million at December 31, 1994, a 1.52 to 1 current ratio. Working capital increased due to the acquisition and partial financing with equity of the Port Arthur refinery working capital requirements.

      In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil. Clark has in place a $400 million committed revolving line of credit expiring November 30, 1997 for the issuance of letters of credit primarily to support purchases of crude oil, other feedstocks and refined products. The amount available under the facility at September 30, 1995 was $400 million. At September 30, 1995, approximately $235 million of the facility was utilized for letters of credit. There were no direct borrowings under Clark's line of credit at September 30, 1995.

      In November 1994, Clark refinanced its previous working capital facility (the "Clark Credit Agreement") with a group of banks. The working capital facility provides the Company with sufficient liquidity to support the expanded letter of credit needs related to the acquisition of the Port Arthur Refinery. The Clark Credit Agreement contains covenants and conditions which, among other things, limit dividends, indebtedness, liens, investments, contingent obligations and capital expenditures, and require Clark to maintain its property and insurance, to pay all taxes and comply with all laws, and to provide periodic information and conduct periodic audits on behalf of the lenders. Clark is also required to comply with certain financial covenants. However, Clark is currently renegotiating the covenant package in the Clark Credit Agreement and seeking consent for the Transactions, the related $150 million note offering and consent solicitation. The proposed new financial covenants as approved by the lead banks include: (i) a reduction in the minimum required ratio of adjusted cash flow to debt service; (ii) a reduction in the minimum required tangible net worth; (iii) a reduction in minimum working capital requirements; (iv) a reduction in the minimum required level of Horsham ownership; (v) an increase in the length of certain cure periods;
 (vi) a revision in the provisions for payment of dividends from Clark to Clark USA; (vii) an increase in the maximum ratio of debt to tangible net worth, and
 (viii) a reduction in the portion of the credit facility available for cash borrowings.

      Cash flows used in investing activities in the first nine months of 1995, excluding short-term investment activities for which management's intent is similar to cash and cash equivalents, increased to $80.8 million in 1995 from $57.5 million in the year-earlier period. The increase was due to the Port Arthur refinery acquisition which closed on February 27, 1995. Capital expenditures for property, plant and equipment totaled $24.2 million (1994 - $56.8 million) during the first nine months of 1995. Refinery capital expenditures totaled $4.8 million of this amount in the first nine months of 1995 (1994 - $36.7 million) mostly directed towards miscellaneous regulatory projects. Retail capital expenditures for the first nine months of 1995 totaled $18.5 million (1994 - $18.5 million) and consisted of approximately one-half for regulatory compliance, principally related to Stage II vapor recovery that was required to be completed in the first half of the 1995, and approximately one-half for discretionary projects primarily related to the

 Company's reimaging program as well as the purchase of the existing equipment for stores acquired in the second quarter. Approximately $15.0 million was generated in 1995 from the sale and leaseback of certain Hartford refinery assets acquired in last year s maintenance turnaround.

      Cash flows from financing activities in the first nine months of 1995 reflected the partial financing of the Port Arthur refinery acquisition with an equity contribution from Clark USA, and fees related to the larger working capital facility associated with the expanded working capital needs of the Company following the Port Arthur acquisition.

      Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments, are expected to be adequate to fund requirements for working capital and capital expenditure programs, including those relating to the Port Arthur refinery for the next year. In response to the industry refining conditions during the latter part of 1994 and first quarter of 1995, the Company initiated a number of programs aimed at conserving liquidity. These programs include inventory reductions (including inventory reductions at the Port Arthur refinery), reduced or delayed capital expenditures (other than mandatory and environmental capital expenditures and other routine maintenance activities) and certain additional strategies. While the Company believes that these programs will be sufficient to provide the Company with adequate liquidity for the next year, there can be no assurance that the depressed industry conditions will not return and continue longer than anticipated. Future working capital, discretionary capital expenditures, environmentally-mandated spending and acquisitions may require additional debt or equity financing.

 PART II - OTHER INFORMATION

 ITEM 1 - Legal Proceedings

      On March 13, 1995, a fire occurred in the isomax unit at the Blue Island refinery. Two employees were fatally injured in the fire; three other employees were injured. The isomax unit and two other units were out of service at the time of the incident. Clark has now resumed operation of all units which had been out of service in connection with the incident. The Occupational Safety and Health Administration ("OSHA") conducted an investigation of the incident and on September 13, 1995 Clark and OSHA entered into a settlement agreement pursuant to which Clark agreed to pay a $1.257 million penalty, make certain safety improvements and perform a safety audit. Property damage and related costs are expected to be covered by Clark's property, business interruption and workers' compensation insurance coverages in excess of aggregate deductibles of $1.4 million.

      On May 16, 1995, there was a minor (less than 15 pounds) release of hydrogen fluoride ("HF") from a catalyst regeneration portion of the HF alkylation unit at the Blue Island refinery. At the request of the Illinois Attorney General, and with the Company's consent, the Circuit Court of Cook County, Illinois entered an order prohibiting the restart of the regeneration portion of the HF alkylation unit pending the outcome of an investigation of the cause of the release. On August 8, 1995, an order was entered by the Court allowing Clark to resume operation of the HF regeneration unit. The order also requires Clark, pursuant to an agreement between Clark and the Illinois Attorney General, to implement certain HF release mitigation and detection measures. Clark has not yet ascertained the actual cost of these measures, although Clark has initially estimated that these measures may cost at least $1.8 million, and is still evaluating the feasibility of additional measures that the order requires Clark to consider.

      Case No. 95 CH 2311, People ex rel. Ryan vs. Clark Refining & Marketing, Inc., is currently pending in the Circuit Court of Cook County, Illinois.
 This lawsuit, originally filed by the Illinois Attorney General following the isomax incident at the Blue Island refinery on March 13, 1995, was amended just after the HF release of May 16, 1995 to include all releases into the air or water that had occurred in the past three years at the Blue Island plant including the October 7, 1994 and March 13, and March 16, 1995 incidents. Clark has filed an answer denying most of the material allegations. No estimate can be made at this time of either the likelihood or the magnitude of any potential liability that may result from this litigation.

      On June 7, 1995, Clark was served with a complaint in People of the State of Illinois v. Clark Refining & Marketing, Inc., PCB No. 95-163, which is presently pending before the Illinois Pollution Control Board. The complaint alleges violations relating to "release incidents" at Clark's Hartford, Illinois refinery some of which were the subject of the "Pre-Enforcement Conference Letters" sent to Clark by the IEPA in October, 1994. The complaint also alleges violations relating to the operation of certain process units at the Hartford refinery and a number of permit, recordkeeping and reporting violations. Clark has filed an answer with the Illinois Pollution Control Board denying most of the material allegations and has also filed a motion to dismiss ten entire counts and portions of two other counts of the complaint on jurisdictional grounds. No estimate of any liability with respect to this complaint can be made at this time.

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

 Clark is cooperating fully with the U.S. Attorney Office's investigation and on June 26, 1995 produced responsive documents to the Subpoenas. It is not possible to estimate at this time any potential exposure to Clark from this inquiry.

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

      On May 23, 1995 the Company was served with a petition entitled
 Anderson, et al vs. Chevron and Clark, filed in Jefferson County, Texas by twenty-four individual plaintiffs who were Chevron employees who did not receive offers of employment from Clark at the time of the purchase of the Port Arthur Refinery. Chevron is named as a co-defendant as well as the outplacement service retained by Chevron. An amended petition has been filed increasing the number of plaintiffs to forty. Clark has filed an answer denying all of the allegations. Subsequent to the filing of the petition, the plaintiffs have each filed individual charges with the United States Equal Employment Opportunity Commission and the Texas Commission of Human Rights. The Company believes the allegations in both the petition and the individual charges to be without merit and intends to vigorously defend these matters.
 No estimate can be made at this time of either the likelihood or the magnitude of any potential liability that may result from this litigation or the individual charges filed.

      On August 25, 1995, the IEPA sent a pre-enforcement conference letter to Clark in which it alleged that certain wastewater flows at the Hartford refinery constituted a listed hazardous waste within the meaning of the Resource Conservation and Recovery Act ("RCRA"). Clark disputes the characterization of the wastewater as hazardous waste. On September 22, 1995 the IEPA sent a pre-enforcement conference letter to Clark in which it alleged that certain releases had occurred at Clark s Hartford refinery. No estimate of any liability with respect to these matters can be made at this time.

      On October 11, 1995 a class action lawsuit entitled Rosolowski et al v. Clark Refining & Marketing, Inc., et al, was filed in the Circuit Court of Cook County, Illinois against Clark and two Clark employees on behalf of purported plaintiff classes including residents of Blue Island, Illinois and Eisenhower High School students arising out of the Blue Island refinery spent catalyst release of October 7, 1994. The complaint alleges claims based on common law nuisance, negligence, willful and wanton negligence and the Illinois Family Expense Act. Plaintiffs seek to recover damages in an unspecified amount for alleged medical expenses, diminished property values, pain and suffering and other damages. Plaintiffs also seek punitive damages in an unspecified amount. At this time no estimate can be made as to Clark s potential loss contingency, if any, with respect to this lawsuit.

      Clark has been named as a defendant in forty civil lawsuits filed by residents of Hartford, Illinois pending in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois, seeking unspecified damages for the presence of gasoline in the soil and groundwater beneath the plaintiffs' properties. Shell Oil has been named as a co-defendant in six of the above-referenced lawsuits. The plaintiffs in thirty-four of the lawsuits, which are pending solely against Clark, have voluntarily dismiss their lawsuits without prejudice. The plaintiffs have one year within which to refile their claims.

      While it is not possible at this time to establish the ultimate amount of liability with respect to the environmental and legal matters described above, the Company if of the opinion that the aggregate amount of any such liability will not have a material adverse effect on its financial position, cash flows or results of operations, however, an adverse outcome of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.


 ITEM 5 - Other Information


      Effective August 1, 1995, Maura J. Clark, 36, was elected as Executive Vice President Corporate Development and Chief Financial Officer of the Company and Clark. Ms. Clark is an employee of The Horsham Corporation serving under a consulting contract with Clark. Ms. Clark previously served as Vice President-Finance at North American Life Assurance Company, a financial services company, from September 1993 through July 1995. From May 1990 to September 1993, Ms. Clark served as Vice President Corporate Finance and Corporate Development of North American Trust Company (formerly First City Trust Company), a subsidiary of North American Life Assurance Company.


 ITEM 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits

          None

      (b) Reports on Form 8-K

          November 10, 1995 - Announcement of certain agreements with Occidental Petroleum Corporation and Gulf Resources
          Corporation and announcement of solicitation of bondholder consents

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


 November 13, 1995