Form 10-K
period 1995-12-31
CLARK REFINING & MARKETING INC
filed 1996-04-01
CIK 20762

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 _____________

                                   FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1995

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ______ to ______.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Number of shares of registrant's common stock, $.01 par value, outstanding as of March 27, 1996: 100 all of which are owned by Clark USA, Inc.

                                CLARK USA, INC.

- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----

                                     PART I
Items 1 and 2.    Business; Properties.................................   1

Item 3.           Legal Proceedings....................................  20

Item 4.           Submission of Matters to a Vote of Security Holders..  21

                                    PART II

Item 5.           Market for the Registrant's Common Stock and Related
                    Shareholder Matters................................  21

Item 6.           Selected Financial Data..............................  22

Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations................  24

Item 8.           Financial Statements and Supplementary Data..........  33

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure................  33

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant...  33

Item 11.          Executive Compensation...............................  35

Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management.........................................  39

Item 13.          Certain Relationships and Related Transactions.......  43

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K........................................  44

Glossary of Terms......................................................  46

Signatures.............................................................  70


Certain industry terms are defined in the Glossary of Terms

                                     PART I

ITEM 1 AND 2. BUSINESS; PROPERTIES


COMPANY OVERVIEW

     Clark Refining & Marketing, Inc. (the "Company" or "Clark") is a leading independent refiner and marketer of refined petroleum products in the Central United States with over 340,000 barrels per day of rated crude oil throughput capacity. Clark operates through two divisions. The refining division consists of one Texas refinery, two Illinois refineries, 16 product distribution terminals, a crude oil terminal, a LPG terminal and pipeline interests. As of January 31, 1996, the marketing division consisted of approximately 821 gasoline and convenience product stores in ten Midwestern states and the wholesale marketing of gasoline, diesel fuel and other petroleum products on a branded and unbranded basis. Clark's retail network has conducted operations under the Clark name for over 60 years.


COMPANY HISTORY

     All of the outstanding common stock of Clark is owned by Clark USA, Inc. ("Clark USA"). In November 1988, Clark USA was formed by The Horsham Corporation ("Horsham") and AOC Limited Partnership ("AOC L.P.") to hold all of the capital stock of Clark and certain other assets. Pursuant to a stockholder agreement (the "Stockholder Agreement") among AOC L.P., Horsham, Clark USA and Clark, Horsham purchased 60% of the equity capital of Clark USA and AOC L.P. purchased the remaining 40% interest. On December 30, 1992, Horsham and Clark USA entered into a Stock Purchase and Redemption Agreement (the "AOC Stock Purchase Agreement") with AOC L.P. to purchase and redeem all of the shares and options to purchase shares of Clark USA owned by AOC L.P., resulting in Horsham owning 100% of the outstanding equity of Clark USA at that time.

     On February 27, 1995, Clark USA sold $135 million of stock to a wholly owned subsidiary of Horsham. The Horsham subsidiary immediately resold $120 million of the stock to Tiger Management Corporation ("Tiger"), representing an equity ownership interest of 40% of Clark USA at that time. As a result, Clark received an equity contribution of $150 million from Clark USA and used these proceeds along with existing cash to acquire from Chevron USA, Inc. ("Chevron") the Port Arthur, Texas refinery and related assets (the "Port Arthur Refinery") for approximately $70 million, plus approximately $122 million for inventory and spare parts and the assumption of certain liabilities for the remediation of environmental contamination under the active process units (estimated at $7.5 million) and employee postretirement benefits (estimated at $11.9 million). The Company is also obligated under certain circumstances to pay to Chevron contingent payments (the "Chevron Contingent Payments") pursuant to a formula based on refining industry margin indicators and the volume of crude oil processed at the Port Arthur refinery over a five-year period. Such contingent payments were not payable for the first measurement period which ended September 30, 1995 and would not be payable for the next annual period based on these industry margin indicators through December 31, 1995. The maximum total amount of the Chevron Contingent Payments is $125 million. The Port Arthur refinery acquisition positions the Company as one of the four largest independent refiners in the United States.

     In December 1995, subsidiaries of Occidental Petroleum Corporation ("Occidental") and Gulf Resources Corporation ("Gulf") acquired approximately 23% of the equity in Clark USA in exchange for the delivery of certain amounts of crude oil over a six year period ending in 2001. See "--The Advance Crude Oil Purchase Transactions."

     The Company's primary business assets other than the Port Arthur Refinery were acquired on November 22, 1988 out of bankruptcy proceedings. The assets acquired consisted of (i) substantially all of the assets of Apex Oil Company, Inc., a Wisconsin corporation (formerly OC Oil & Refining Corporation and prior thereto Clark Oil & Refining Corporation, a Wisconsin corporation ("Old Clark")) and its subsidiaries and (ii) certain other assets and liabilities of the Novelly/Goldstein Partnership (formerly Apex Oil Company), a Missouri general partnership ("Apex"), the indirect owner of Old Clark and an affiliate of AOC L.P.

BUSINESS STRATEGY

     The Company operates in a commodity-based industry in which market prices for crude oil and refined products are largely beyond its control. Accordingly, the Company's business strategy focuses on maximizing productivity, minimizing operating costs, optimizing capital expenditures and growing both its refining and marketing operations to strengthen the Company's business and financial profile.

 .    IMPROVING PRODUCTIVITY. The Company implements relatively low cost projects in its refining and marketing operations designed to increase production, sales volumes and production yields and to improve sales mix while reducing input costs and operating expenses. Improvements at the newly acquired Port Arthur refinery, sour crude oil and deep cut projects at its Illinois refineries and a retail reimaging program are examples of these types of projects.

 .    OPTIMIZING CAPITAL INVESTMENT. The Company optimizes capital investments by linking discretionary capital spending to cash flow generated, focusing its efforts first on those productivity initiatives that require no capital investment and then those which have relatively short payback periods. In response to weak 1995 industry refining margin conditions, capital expenditures were scaled back significantly from budget and prior year levels. The Company has also implemented an upgraded image program within its retail store network to incorporate its new On The Go(R) theme at a cost per store that the Company believes is less than that incurred by competitors for upgrades of retail facilities.

 .    PROMOTING ENTREPRENEURIAL CULTURE. The Company emphasizes an entrepreneurial management approach which uses employee incentives to enhance financial performance and safety. All of the Company's employees participate in either its performance management, profit sharing or other incentive plans. In addition, Clark USA has adopted a stock incentive plan for Clark's key employees.

 .    GROWING THROUGH OPPORTUNISTIC ACQUISITIONS. The Company intends to continue to expand its refining and marketing operations through opportunistic acquisitions which can benefit from its business strategy, create critical mass, increase market share or access new markets. Since 1994, the Company more than doubled its refining capacity by acquiring the Port Arthur Refinery and strengthened its Northern Illinois presence by adding 73 retail stores in this core market.

 .    STRENGTHENING THE BALANCE SHEET. The Company will continue to seek to improve its capital structure. The financing of the Port Arthur refinery acquisition principally with equity lowered the Company's leverage in early 1995 and provided an opportunity for improved results of operations.


REFINING

  Overview

     The refining division currently operates one refinery in Texas and two refineries in Illinois with a combined throughput capacity of approximately 340,000 barrels per day. The Company also owns 16 product terminals located throughout the Company's market area, a crude oil and LPG terminal associated with the Port Arthur refinery, crude and product pipeline interests and integrated supply, distribution, planning and support operations/services. The Company's refining capacity of approximately 340,000 barrels per day, ranks the Company as one of the four largest independent refiners in the United States.

  Port Arthur Refinery

     The Port Arthur refinery acquisition more than doubled the Company's refining capacity. The refinery has the ability to process 100% sour crude oil, including up to 20% heavy sour crude oil, and has coking capabilities. The configuration of the Port Arthur refinery complements the Company's existing refineries with its ability to produce jet fuel, 100% low sulfur diesel fuel, 55% summer reformulated gasoline ("RFG") and 75% winter RFG. The refinery's Texas Gulf Coast location provides access to numerous cost effective domestic and international crude oil sources, and its products can be sold in the mid-continent and eastern U.S. as well as in export markets. The Company believes that the Port Arthur Refinery has the potential for significant productivity gains with modest capital investment, and that it will offer an opportunity for improved results of operations and cash flow.

     The feedstocks and production of the Port Arthur refinery for the ten months it was owned in 1995 were as follows:

                 PORT ARTHUR REFINERY FEEDSTOCKS AND PRODUCTION
                             (BARRELS IN THOUSANDS)

                                                        TEN MONTHS ENDED
                                                        DECEMBER 31, 1995
                                                        ------------------
                                                          BBLS       %
                                                        --------  --------
FEEDSTOCKS
  Light Sweet Crude Oil................................  22,269     35.0%
  Light Sour Crude Oil.................................  31,518     49.5
  Heavy Sour Crude Oil.................................   7,488     11.8
  Unfinished & Blendstocks.............................   2,349      3.7
                                                         ------    -----
Total..................................................  63,623    100.0
                                                         ======    =====
PRODUCTION
Gasoline
  Unleaded.............................................  13,966     21.8
  Premium Unleaded.....................................  13,060     20.4
                                                         ------    -----
                                                         26,996     42.2
                                                         ------    -----
Other Products
  Low Sulfur Diesel Fuel...............................  14,330     22.4
  High Sulfur Diesel Fuel..............................     409      0.7
  Jet Fuel.............................................   9,047     14.1
  Petrochemical Products...............................   5,382      8.4
  Others...............................................   7,794     12.2
                                                         ------    -----
                                                         36,962     57.8
                                                         ------    -----
Total..................................................  63,958    100.0
                                                         ======    =====
Output/day.............................................   207.7

  Illinois  Refineries

     The Company's Illinois refineries, Blue Island near Chicago and Hartford near St. Louis, Missouri, are supplied by common carrier crude oil pipelines and are also located on inland waterways with barge access. The refineries not only have access to multiple sources of foreign and domestic crude oil supply, but also benefit from crude oil input flexibility. The Company believes that the Midwest location of these refineries provides relatively high refining margins and less volatility than comparable operations located in other regions of the United States on a historical basis principally because, in the past, demand for refined products has exceeded supply in the region. This excess demand has historically been satisfied by imports from other regions, providing these Midwest refineries with a transportation advantage.

     The Hartford refinery is capable of processing a variety of grades of crude oil, including heavy sour crude, at a rated capacity of 65,000 barrels per day. The Hartford refinery has the capability to process approximately 50% heavy sour crude oil such as Maya crude oil and 25% medium sour crude oil although current crude oil differentials and transportation costs do not justify processing heavy sour crude oil at the Hartford refinery. Heavy sour crude oil has historically been available at substantially lower cost compared to light sweet crude oil such as WTI. The Blue Island refinery also can process various grades of crude oil, including light sour crude oil at a rated capacity of 75,000 barrels per day. The two refineries are connected by product pipelines, increasing flexibility relative to stand-alone operations. The Company's product terminals allow efficient distribution of refinery production through pipeline systems.

  Blue Island Refinery

     The Blue Island refinery is located in Blue Island, Illinois, approximately 17 miles south of Chicago. The refinery is situated on a 170 acre site, bounded by the town of Blue Island and the Calumet-Sag Canal. The facility was initially constructed in 1945 and, through a series of improvements and expansions, has reached a crude oil capacity of 75,000 barrels per day, although the actual throughput rates have been sustained at levels in excess of rated capacity. Blue Island has among the highest capabilities to produce gasoline relative to the other refineries in its market area and through productivity initiatives has achieved the flexibility to produce RFG and low sulfur diesel fuel when the market warrants. During most of the year, gasoline is the most profitable refinery product.

     The feedstocks and production of the Blue Island refinery for the years ended December 31, 1993, 1994 and 1995 were as follows:

                 BLUE ISLAND REFINERY FEEDSTOCKS AND PRODUCTION
                             (BARRELS IN THOUSANDS)

                                            YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                    1993 (A)          1994          1995 (B)
                                 --------------  --------------  --------------
                                  BBLS     %      BBLS     %      BBLS     %
                                 ------  ------  ------  ------  ------  ------
FEEDSTOCKS
  Light Sweet Crude Oil........  22,016   85.9%  20,780   71.3%  18,975   74.0%
  Light Sour Crude Oil.........   1,404    5.5    7,120   24.5    6,318   24.6
  Unfinished & Blendstocks.....   2,211    8.6    1,233    4.2      347    1.4
                                 ------  -----   ------  -----   ------  -----
Total..........................  25,631  100.0   29,133  100.0   25,640  100.0
                                 ======  =====   ======  =====   ======  =====
PRODUCTION
Gasoline
  Unleaded.....................   9,701   38.3   12,571   43.7   12,737   50.1
  Premium Unleaded.............   5,232   20.6    5,558   19.3    3,540   13.9
                                 ------  -----   ------  -----   ------  -----
                                 14,933   58.9   18,129   63.0   16,277   64.0
                                 ------  -----   ------  -----   ------  -----
Other Products
  Diesel Fuel..................   5,329   21.0    6,376   22.2    5,133   20.2
  Others.......................   5,091   20.1    4,293   14.8    4,016   15.8
                                 ------  -----   ------  -----   ------  -----
                                 10,420   41.1   10,669   37.0    9,149   36.0
                                 ------  -----   ------  -----   ------  -----
Total..........................  25,353  100.0   28,798  100.0   25,426  100.0
                                 ======  =====   ======  =====   ======  =====
Output/Day.....................    69.5            78.9            69.7

(a) The 1993 refinery production yield reflects maintenance turnaround downtime of approximately two months on selected units. During a turnaround, refinery production is reduced significantly.
(b) Output during 1995 was reduced due to poor first quarter market conditions and a fire in a processing unit.


  Hartford Refinery

     The Hartford refinery is located in Hartford, Illinois, approximately 17 miles northeast of St. Louis. The refinery is situated on a 400 acre site. The facility was initially constructed in 1941 and, through a series of improvements and expansions, has reached a crude oil refining capacity of approximately 65,000 barrels per day. The Hartford refinery includes a coker unit and consequently has the ability to process lower cost, heavy sour crude oil into higher value products such as gasoline and diesel fuel. This upgrading capability allows the refinery to benefit from higher margins if heavy sour crude oil, such as Maya crude oil, is at a significant discount to light sweet crude oil.

     The feedstocks and production of the Hartford refinery for the years ended December 31, 1993, 1994 and 1995 were as follows:

                  HARTFORD REFINERY FEEDSTOCKS AND PRODUCTION
                             (BARRELS IN THOUSANDS)

                                            YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                      1993          1994 (A)        1995 (B)
                                 --------------  --------------  --------------
                                  BBLS     %      BBLS     %      BBLS     %
                                 ------  ------  ------  ------  ------  ------
FEEDSTOCKS
  Light Sweet Crude Oil........   4,817   19.6%   6,037   26.2%   5,008   20.8%
  Light Sour Crude Oil.........   3,814   15.5    7,696   33.4   13,520   56.0
  Heavy Sour Crude Oil.........  13,119   53.4    8,800   38.2    4,960   20.6
  Unfinished & Blendstocks.....   2,807   11.5      506    2.2      637    2.6
                                 ------  -----   ------  -----   ------  -----
Total..........................  24,557  100.0   23,039  100.0   24,125  100.0
                                 ======  =====   ======  =====   ======  =====
PRODUCTION
Gasoline
  Unleaded.....................  10,394   43.6    9,777   43.6   11,497   47.2
  Premium Unleaded.............   1,892    8.0    1,732    7.7    1,723    7.1
                                 ------  -----   ------  -----   ------  -----
                                 12,286   51.6   11,509   51.3   13,220   54.3
                                 ------  -----   ------  -----   ------  -----
Other Products
  High Sulfur Diesel Fuel......   7,979   33.5    7,801   34.8    8,090   33.2
  Others.......................   3,557   14.9    3,106   13.9    3,060   12.5
                                 ------  -----   ------  -----   ------  -----
                                 11,536   48.4   10,907   48.7   11,150   45.7
                                 ------  -----   ------  -----   ------  -----
Total..........................  23,822  100.0   22,416  100.0   24,370  100.0
                                 ======  =====   ======  =====   ======  =====
Output/Day.....................    65.3            61.4            66.8

(a) The 1994 results reflect maintenance turnaround downtime of approximately one month on selected units.
(b) The 1995 results reflect the reduction of heavy sour crude oil throughput due to weak crude oil differentials.


  Terminals and Pipelines

     Refined products are distributed primarily through the Company's terminals, company-owned and common carrier product pipelines and by leased barges over the Mississippi, Illinois and Ohio rivers. The Company owns 16 product terminals in its market area. In addition to cost efficiencies in supplying its retail network, the terminal distribution system allows efficient distribution of refinery production. The Company also owns a crude oil terminal and an LPG terminal associated with the Port Arthur refinery.

     The Company enters into refined product exchange agreements with unaffiliated companies to broaden its geographical distribution capabilities, and products are also received through exchange terminals and distribution points throughout the Central U.S.

     The Company's terminals and respective capacities, as of December 31, 1995, were as follows:


    TERMINAL                                             CAPACITY
    --------                                             --------
                                                         (M BBLS)
    Midwest
      Blue Island, IL..................................      86.6
      Brecksville, OH..................................     252.4
      Clermont, IN.....................................     272.0
      Columbus, OH.....................................     132.2
      Taylor, MI.......................................     287.9
      Granville, WI....................................     323.6
      Green Bay, WI....................................     269.0
      Hammond, IN......................................     816.9
      Hartford, IL.....................................     567.0
      Marshall, MI.....................................     248.3
      Peoria, IL.......................................     163.2
      Rockford, IL.....................................     143.2
      St. Louis, MO....................................     471.3
      Toledo, OH.......................................     195.4
   Texas
      Beaumont, TX (crude oil and refined products)....   3,220.0
      Fannett, TX (LPG)................................   2,500.0
      Port Arthur Products Station.....................   1,831.5
                                                         --------
           Total capacity..............................  11,780.5
                                                         ========

     The Company's pipeline interests, as of December 31, 1995, were as follows:


   PIPELINE               TYPE                   INTEREST   ROUTE
   --------               ----                   --------   -----
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

     These pipelines operate as common carriers pursuant to published pipeline tariffs, which also apply to use by the Company. The Company also owns a dedicated products pipeline from the Blue Island refinery to its terminal in Hammond, Indiana and from the Port Arthur refinery to its LPG terminal in Fannett, Texas.


  Supply

     The Company's integrated refining and marketing assets are strategically located in the Central U.S. in close proximity to a variety of supply and distribution channels. As a result, the Company has the flexibility to acquire the most economic domestic or foreign crude oil and the ability to distribute its products to its own system and to most domestic wholesale markets. The Port Arthur refinery's Texas Gulf Coast location provides access to numerous cost-effective domestic and international crude oil sources, and its products can be sold in the mid-continent and eastern United States as well as export markets. The Company has agreements to sell to Chevron, at a spot pipeline low plus one-half cent price, 24,000 barrels per day of gasoline and 3,000 barrels per day of low-sulfur diesel and jet fuel through February 27, 1997. Remaining production is used to supply the Company's current wholesale and retail needs with the balance initially sold in the spot markets, while the Company further develops its wholesale and retail networks.

     The Company's Illinois refineries are located on major inland water transportation routes and are connected to various local, interstate and Canadian common carrier pipelines. The Company has a minority interest in several of these pipelines. The Blue Island refinery can receive Canadian crude oil through the Lakehead Pipeline from Canada, foreign and domestic crude oil through the Capline Pipeline system originating in the Louisiana Gulf Coast region, and domestic crude oil originating in West Texas, Oklahoma and the Rocky Mountains through the

Arco Pipeline system. The Hartford refinery has access to foreign and domestic crude oil supplies through the Capline/Capwood Pipeline systems and access to West Texas, Oklahoma and Rocky Mountain crude oil through the Platte Pipeline system. Both refineries are situated on major water transportation routes which provide flexibility to receive crude oil or intermediate feedstocks by barge when economical.

     The Company has a sour crude oil supply contract with P.M.I. Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, S.A. de C.V. This contract is cancelable upon three months' notice by either party, but it is intended to remain in place for the foreseeable future. The volume is currently 50,000 barrels per day of Maya or Olmeca crude oil, with price determination based on a market-related formula applicable to all PMI U.S. customers. Other term crude oil supply agreements primarily relate to Canadian crude oil delivered to Blue Island. Approximately 42,000 barrels per day are currently under contract with three Canadian suppliers, cancelable with one or two months' notice by either party. See "--The Advance Crude Oil Purchase Transactions."

     In addition to gasoline, the Company's refineries produce other types of refined products. No. 2 diesel fuel is used mainly as a fuel for diesel burning engines. No. 2 diesel fuel production is moved via pipeline or barge to the Company's 16 product terminals and is sold over the Company's terminal truck racks or through refinery pipeline or barge movement. The Port Arthur refinery produces jet fuel which is generally sold through pipelines. Other production includes residual oils (slurry oil and vacuum tower bottoms) which are used mainly for heavy industrial fuel (e.g., power generation) and in the manufacturing of roofing flux or for asphalt used in highway paving.

     The Company supplies gasoline and diesel fuel to its retail system first, then distributes products to its wholesale operations based on the highest average market returns before being sold into the spot market.


  Planning and Economics

     The Company employs sophisticated linear programming models to optimize refinery operations. These models enable the Company to predict the yield structure of given crude oils and feedstocks, facilitating optimal feedstock combinations and production of the most advantageous refined product mix for a given set of market conditions. In this manner, the Company is able to take advantage of lower cost crude oils and adjust the output mix in response to changing market prices at any given time.


  Inventory Management

     The Company employs several strategies to minimize the impact on profitability due to the volatility in feedstock costs and refined product prices. These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of six months or less. In addition, the Company to a lesser extent uses energy swap agreements similar to those traded on the exchanges, such as crack spreads and crude oil options, to better match the price movements in the Company's markets as opposed to the delivery point of the exchange-traded contract. These strategies are designed to minimize, on a short-term basis, the Company's exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed and subject to internally established risk standards and covenants contained in Clark's working capital agreement. The results of these existing hedging activities affect refining costs of sales and inventory costs.

     With the Port Arthur refinery acquisition, the Company has the opportunity to limit its exposure to price fluctuations on crude oil and finished product production through the use of U.S. Gulf Coast based energy derivatives, such as forward futures and option contracts relating to Gulf Coast crack spreads. There exists a market for Gulf Coast refinery crack spreads based on published spot market product prices and exchange-traded crude oil. Since the Company will initially be selling the majority of the Port Arthur refinery's production into the Gulf Coast spot market, the Company believes that forward future and option contracts related to crack spreads may be used effectively to hedge refining margins. Consequently, the Company is considering the feasibility and implementation of such a program, particularly in the initial phase of the Company's operation of the Port Arthur refinery. While the Company's hedging program, if implemented, would be intended to provide an acceptable profit margin on a portion of the Port Arthur refinery production, the use of such a program could limit the Company's ability to participate in an improvement in Gulf Coast crack spreads.

     The Company manages its total inventory position in a manner consistent with a risk management policy which states that a normal operating inventory level (base load) will not be offset using risk management techniques, while material builds or draws from this level may be offset by appropriate risk management strategies to protect against an adverse impact due to unfavorable price moves. The Company's retail network also reduces risk by providing market sales which represented approximately 39% of the refineries' gasoline production. In addition, the retail network benefits from a reliable and cost-effective source of supply.


  Capital Investment

     The Company continually strives to increase its refineries' efficiency and competitive position to meet changing market and regulatory demands. The Company believes that its current strategic capital expenditure plan to comply with mandatory environmental and other regulatory requirements should continue to position the Company to compete effectively. The business strategy evaluates the costs and benefits of complying with discretionary environmental regulations, especially those related to reformulated and low sulfur fuels . The Company evaluates these primarily discretionary environmental compliance expenditures with the goal of incurring such expenditures only when satisfactory returns are expected. The Company optimizes capital investments by linking capital spending to cash flow generated.


  Clean Air Act/Reformulated Fuels

     Under the Clean Air Act, the U.S. Environmental Protection Agency ("EPA") promulgated regulations mandating maximum sulfur content for diesel fuel offered for sale for on-road consumption, which became effective in October 1993. Additional EPA regulations include guidelines for RFG which became effective in January 1995 for nine regions in the U.S., including Chicago and Milwaukee, the only two currently affected metropolitan areas in the Company's existing markets. Another 87 areas which have failed to attain ozone air quality standards may elect to use RFG throughout the year. The Company, and virtually all other domestic refineries producing gasoline, may be required to make significant capital expenditures to comply with these requirements.

     Company expenditures required to comply with reformulated fuels regulations are primarily discretionary, subject to market conditions and economic justification. The reformulated fuels programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenated content, detergent addition and sulfur content. The regulations regarding these fuel properties vary in markets in which the Company operates, based on attainment of air quality standards and the time of the year. The Company's Port Arthur, Blue Island and Hartford refineries have the capability to produce 60%, 40%, and 25%, respectively, of their gasoline production in reformulated gasoline. The Port Arthur refinery has the capability to produce 100% low sulfur diesel fuel.


  Market Environment

     Over the past two years the Company believes that refining margins have been adversely impacted by uncertainties related to the transition to reformulated gasoline and an unseasonably warm 1994-1995 Northern Hemisphere winter that reduced demand for distillates. Several geographic areas unexpectedly opted not to switch to RFG which caused confusion and concern in the marketplace, which in turn caused gasoline prices to fall relative to the price of crude oil. A narrowing price benefit from using heavy and sour crude oil has also been experienced since the early 1990s. The Company believes that this is principally because of the Iraqi oil embargo, new light sweet crude oil fields coming onstream while export producers were maximizing light sweet crude oil production. This has occurred while demand for heavy crude oil has increased following industry construction of upgrading capability associated with the favorable heavy and sour crude oil differentials of the early 1990s. The Company believes that the increased supply of light sweet crude oils is a near term phenomenon and that current heavy and sour crude oil differentials would not justify further significant upgrading construction and that long-term crude oil reserves favor more heavy and sour crude oils. The Company believes that these trends may lead to a gradual improvement in heavy and sour crude oil differentials. Since the Hartford and Port Arthur refineries have coking capability which enables the processing of heavy crude oil when this differential becomes attractive, the Company believes this development could have a favorable impact on the Company's cash flow and earnings over the long term.

     The Company believes that it is well positioned to benefit from anticipated long-term improvements in refining industry profitability. These improvements are expected to result from increased demand for refined products at a time when domestic refinery utilization is nearing its maximum crude oil processing limits and industry capital expenditures are expected to decrease. Industry studies indicate that a more favorable balance in supply and demand for refined light petroleum products has developed in the United States since 1983. Capacity utilization for the industry equaled an estimated 92% in 1995 (compared to 72% in 1983). The Company believes that the maximum sustainable refining industry capacity utilization is approximately 93% due to the requirements for regular maintenance.

     Industry studies attribute the prospect for improving refining industry profitability to, among other things: (i) the high utilization rates of U.S. refineries; (ii) continued economic-related growth in the demand for gasoline in the United States; (iii) the decreasing level of planned capital expenditures for additional refining capacity capable of producing higher-value light petroleum products, such as gasoline and diesel fuel; and (iv) the objective of those refiners that have invested significant capital in environmental-related projects to obtain returns on these investments through higher product prices. Based on its experience and several industry studies, the Company believes that the U.S. refining industry may evidence gradual margin improvement through the end of the decade.

     The Company believes that significant additional domestic grass roots construction is unlikely because of high capital costs and stringent environmental regulations. The last grass roots refinery in the United States was built in the mid-1970s. The only significant increase in crude oil processing capacity that the Company anticipates in the next few years is the restart of up to 200,000 barrels per day of capacity at the Good Hope refinery in Louisiana in 1996 or 1997, which the Company understands still requires additional financing.

     Since 1991, several United States refiners have announced plans to sell or close refineries as a result of the high capital expenditures required to produce RFG and to comply with the Clean Air Act and other environmental regulations. While much of this capacity has been closed, industry sources estimate that an incremental 200,000 barrels per day of capacity could be closed by 2000. These reductions in capacity may partially offset the addition of oxygenates (ethanol, MTBE and ETBE) which were added to the gasoline pool to meet the RFG specifications that went into effect in non-attainment areas on January 1, 1995.

     United States gasoline demand has increased by an average of 1% to 2% annually over the last decade. Industry studies anticipate this demand to continue to track economic growth as measured by statistics such as gross domestic product. In addition, the demand for gasoline in Europe and Asia is expected to increase as these areas emerge from recession, reducing the incentive for foreign refiners to export gasoline to the U.S. The more restrictive RFG specifications and conventional gasoline regulations may also reduce the ability of foreign refiners to supply imported product.

     Refining industry capital expenditures in the United States in the early 1990s have been high relative to historic levels and have primarily focused on compliance with current and proposed environmental regulations, such as those mandated by the Clean Air Act. Although some refineries increased light production capabilities in conjunction with recent environmental project capital spending, a reduction in capital spending related to poor industry earnings and increased environmental regulations should limit the addition of incremental light petroleum product production capacity at refineries in the United States.


  Strategy

     The refining division has developed a strategy consistent with the Company's overall business strategy that focuses on improving productivity, fully involving the workforce in the improvement of operations, linking capital investments to cash flows generated and growth.

  The refining division operates in a commodity-based market environment in which market prices for crude oil and refined products fluctuate significantly and are largely beyond its control. Accordingly, the refining division focuses on improving productivity by increasing production, enhancing yields and minimizing operating costs. The refining business is capital intensive. The refining division's strategy is to focus its efforts first on those productivity initiatives that require no capital investment and then those which have relatively short payback periods of generally less than 4 years. All capital decisions are made while ensuring compliance with regulatory and safety standards. Since 1993, the refining division has identified and implemented, and is continuing to implement, numerous productivity improvement initiatives. The Company anticipates that additional productivity improvements will be identified and implemented in future periods. Examples of some of the previous productivity improvements include:

     Port Arthur
 .    Increased crude oil throughput by over 20,000 barrels per day
 .    Lower operating expenses by over 50c per barrel by reducing staff and contractor levels and reduced environmental remediation requirements

     Blue Island
 .    Increased crude oil throughput capability by approximately 10,000 barrels per day
 .    Began processing of up to 25% sour crude oil
 .    Increased processing capability by 25% for the FCC unit
 .    Added capability to produce up to 40% RFG

     Hartford
 .    Increased crude oil throughput capability by approximately 10,000 barrels per day
 .    Improved cut on the crude vacuum unit yielding more valuable gasoil
 .    Improved the operation of the FCC unit fractionation tower in 1994 to enable the recovery of a greater amount of higher valued light cycle gas oil from the slurry bottoms
 .    Improved catalyst effectiveness in the reformer using an existing spare tower to eliminate undesirable feed constituents prior to processing through the primary catalyst beds
 .    Improved the recovery of hydrocarbon products that were previously flared by using cool well water to improve condensation of the coker

     The refining division emphasizes an entrepreneurial approach which uses employee incentives to enhance financial performance through productivity, regulatory compliance and safety. All refining division employees participate in a variety of incentive programs. The Company believes that these incentive programs encourage employees to operate in a safe and productive manner and promote innovation.


THE ADVANCE CRUDE OIL PURCHASE TRANSACTIONS

     On December 1, 1995 (the "Effective Time"), Clark USA completed a merger agreement (the "Occidental Merger Agreement") with subsidiaries of Occidental. Pursuant to the merger agreement and a series of related agreements (the "Occidental Transaction"), Clark USA acquired the right to receive the equivalent of 17.661 million barrels of West Texas Intermediate crude oil ("WTI") to be delivered over the next six years according to a defined schedule of (in millions of barrels) 2.17, 3.24, 3.48, 3.24, 2.90 and 2.63 in 1996, 1997,
1998, 1999, 2000 and 2001, respectively. In connection with the Occidental Transaction, Clark USA issued common stock valued at approximately $120 million, or $22 per share (3,954,545 shares of Common Stock and 1,500,000 shares of non-voting Class D Common Stock which have been converted into an equal number of shares of Common Stock), and paid $100 million in cash to Occidental. Clark USA's right to receive oil in accordance with the contract schedule is unconditional until $220 million (plus interest of 10% per year on any unrecovered portion of the first $100 million) is received by Clark USA from the sale of such oil. Subsequent to that time, this right will be subject to the condition that certain sovereign acts (including the imposition of taxes by the Government of the Congo) have not occurred with respect to the delivery of certain unrelated royalty oil pursuant to an agreement between an Occidental subsidiary and the Government of the Congo. Clark USA contracted to resell the Occidental oil to a marketing subsidiary of Occidental immediately after delivery at then current market prices. Occidental has guaranteed the obligations of its subsidiaries as described above.

  On December 1, 1995, Clark USA completed a merger agreement (the ''Gulf
Merger Agreement'') with subsidiaries of Gulf. Pursuant to the Gulf Merger Agreement and a series of related agreements (the "Gulf Transaction"), Clark USA acquired the right to receive 3.164 million barrels of certain royalty oil to be received by Gulf pursuant to agreements among Gulf, an Occidental subsidiary and the Government of the Congo. The crude oil is to be delivered over the next six years according to a minimum schedule of (in millions of barrels) 0.72, 0.62, 0.56, 0.48, 0.42 and 0.36 in 1996, 1997, 1998, 1999, 2000 and 2001, respectively or until all barrels are received. Provided certain underlying sales arrangements remain in effect, Clark USA will resell the Gulf oil to Gulf immediately after delivery at the then current Congo Government selling price for Djeno crude oil (less an agreed transportation fee). In connection with the Gulf Transaction, Clark USA issued common stock valued at approximately $26.9 million, or $22 per share (1,222,273 shares of non-voting Class D Common Stock which have been converted into an equal number of shares of Common Stock). The shares issued to Gulf are pledged to Clark USA and will be released to Gulf at the rate of one share for each $22 of net receipts received by Clark USA from the sale of the Gulf oil. Clark USA is entitled to foreclose on pledged shares under certain circumstances where the Gulf oil is not received as and when currently anticipated. Clark USA's recourse under such circumstances is limited to the value of the shares.

  The Occidental Transaction and the Gulf Transaction (the "Transactions") assist Clark USA in realizing its objectives of increasing cash flow. The Transactions provide a significant new source of cash flow directly to Clark USA which is not dependent upon upstreaming of funds from Clark or other subsidiaries. Cash flows from the Transactions will enable Clark USA to accelerate capital projects, pursue growth and increase its strategic cash reserve. The Transactions will also increase Clark USA's equity base.

  Clark USA has entered into hedging transactions with respect to certain anticipated cash flows associated with the Occidental Transaction, with the goal of fixing cash flows that are dependent on future oil prices on the basis of current market prices. To date, Clark USA has entered into such hedging transactions with respect to approximately one-half of the barrels of oil to be received from Occidental at average monthly prices ranging from $16.95 to $18.00.


MARKETING

  The Company markets gasoline and convenience products in ten Midwestern states through a retail network of 821 company-operated stores at January 31, 1996.
The Company also markets refined petroleum products through a wholesale program to distributors, chain retailers and industrial consumers.


 Retail Overview

  The Company's retail system began operations during the 1930s with the opening of Old Clark's first store in Milwaukee, Wisconsin. Old Clark then expanded throughout the Midwest. At its peak in the early 1970s, Old Clark operated more than 1,800 retail stores and had established a strong market reputation for high octane gasoline at discount prices. In subsequent years, Old Clark, in line with the general industry trends, rationalized its operating stores by closing down marginal locations. During the 1970s, the majority of Old Clark's stores were dealer-operated. To ensure more direct control of its marketing and distribution network, Old Clark assumed operation of most of its stores from 1973 through 1983.

  As of January 31, 1996, the Company had 823 retail stores, all of which operated under the Clark brand name. Of these 823 stores (686 owned and 137 leased), the Company directly operated 821 and the remainder were dealer-operated. The Company believes that the high proportion of company-operated stores enables the Company to respond more quickly and uniformly to changing market conditions than many of its competitors, including major oil companies which generally have most of their stores operated by dealers or jobbers. All stores are self-service and all sell convenience products utilizing the Company's On The Go(R) theme.

  More than half of the Company's stores are in major metropolitan areas. The Company's five highest volume core metropolitan markets are Chicago, Detroit, Cleveland, Milwaukee and Toledo. The Company's core markets are markets in which the Company believes it can maintain or develop market share of 8% to 15% in order to leverage brand recognition, promotions and other marketing and operating activities. In March 1996, the

Company signed an agreement to acquire, through operating leases, 10 high volume stores in its core Chicago market. The Company took immediate possession of the sites with formal closing expected in April 1996. The geographic distribution of retail stores by state, as of January 31, 1996 was as follows:

                   GEOGRAPHICAL DISTRIBUTION OF RETAIL STORES

                                          COMPANY    DEALER   TOTAL
                                          OPERATED  OPERATED  STORES
                                          --------  --------  ------
          Illinois.......................... 267        --     267
          Ohio.............................. 178         1     179
          Michigan.......................... 166        --     166
          Indiana...........................  89        --      89
          Wisconsin.........................  75        --      75
          Missouri..........................  31         1      32
          Other states (a)..................  15        --      15
                                             ---        --     ---
              Total......................... 821         2     823
                                             ===        ==     ===

(a) Iowa, Kentucky, Pennsylvania and West Virginia

  To improve gasoline sales volumes and margins, in 1989 the Company began introducing special blending dispenser pumps to market three grades of gasoline and began installing canopies at its stores. The Company believes the blending pumps improve volumes and margins by enabling the Company to market a more profitable mid-grade gasoline without the installation of costly additional underground storage tanks. In addition, the Company believes that the installation of canopies improves gasoline sales volumes due to better lighting and shelter from adverse weather conditions. At January 31, 1996, approximately 60% of the Company's stores had blending pumps and approximately 80% had canopies.

  The Company has implemented a number of environmental projects at its retail stores. These projects include the ongoing Company response to the September 1988 regulations that provided for a 10 year transition period through 1998, and are related to the design, construction, installation, repair and testing of underground storage tanks and the requirement of the Clean Air Act to install Stage II vapor recovery systems at certain retail stores. The Company has underground storage tank leak detection devices installed at nearly all retail locations and has underground storage tanks and lines at approximately one-half of all locations that meet the December 1998 federal underground storage tank compliance deadline. The Company estimates that mandatory retail capital expenditures for environmental and regulatory compliance from 1996 through 1998 will be approximately $50 million. Costs to comply with future regulations cannot be estimated.


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

 . Rationalization. During the past several years, the retail market has experienced increasing concentration of market share in fewer geographic regions as major oil companies have divested non-strategic locations and have focused efforts on targeted areas, many of which are near strategic supply sources. Additionally, smaller operators have closed marginal and unprofitable locations as a result of increasing environmental regulations requiring replacement of underground storage tanks. The lack of additional favorable sites in existing markets and the high cost of construction of new facilities are also believed to be barriers to new competition.

 . Consumer Emphasis on Convenience. Industry studies indicate that consumer buying behavior continues to reflect the effect of increasing demands on consumer time. Convenience and the time required to make a purchase are increasingly important considerations in the buying decision.

  The Company believes these two trends may result in decreased competition and a corresponding increase in market share in the Company's core markets.

  Since 1982, United States gasoline demand has grown by an average of 1% to 2% annually and industry studies anticipate this demand will continue to track economic growth. Other factors which contribute to the modest growth outlook for gasoline include: (i) the lower energy content of oxygenated gasoline compared with conventional gasoline and the resultant lower miles per gallon of this fuel when used in the existing automobile fleet, (ii) the declining differential between the fuel efficiency of the existing and retiring automobile fleet and (iii) the anticipation of relatively small increases in fuel economy of new car models.


 Strategy

  The Company's retail network is over 99% company-operated. The Company believes that its control over its retail operations combined with its established brand name in its market are competitive advantages. In addition, the Company believes it can add to these advantages by implementing programs to optimize capital expenditures, strengthen brand reputation, grow through acquisitions and maximize customer satisfaction. The Company has developed plans to achieve its strategic goals by focusing on a market segment philosophy designed to increase sales volumes, profits and return on investment by positioning the Company as the premier value-oriented marketer of gasoline and On The Go(R) items in the Central United States.

 . Marketing focus. The Company believes its retail market focus--high quality products and fast delivery of services at competitive prices--has not been fully captured in the retail gasoline industry. The Company also believes it can exploit this opportunity by consistently providing fast service and selected convenience products that satisfy immediate consumption demand (the Company's On The Go(R) theme). The Company has developed the On The Go(R) theme to capture this opportunity, strengthen the brand image and differentiate the Company from (i) the major oil companies, which typically invest more in their locations and price gasoline at a higher level, (ii) the convenience store companies, which offer a full range of grocery items in addition to gasoline and have a large investment in inventory and square footage and (iii) the unbranded independents, whose gasoline quality may be perceived to be inferior. The Company has recently introduced a proprietary credit card to further strengthen the brand by improving customer loyalty.

 . Core markets focus. Market business planning is a management tool that was adopted by the Company in 1992 as the principal method to define preferred gasoline markets. This method utilizes economic, demographic and market data to develop market-specific plans for both asset and operational strategies. The Company focuses on core markets where it has, or can develop, a competitive advantage with targeted market share of between 8% and 15%. In those markets where the Company already has a competitive strength on which to build or where opportunities have been identified, the Company will consider expanding through development and acquisition of stores and a branded jobber program. For example, the Company has acquired through operating leases 73 stores in the Chicago and Peoria markets since late 1994. In those market areas where the Clark brand name is not strong and the Company has a lower market ranking, the Company will divest retail locations if favorable sale opportunities arise. Since 1992, the Company has exited the Louisville, Kentucky; Evansville, Indiana; Minnesota; Kansas and Western Missouri markets.

  The retail division also has developed a strategy consistent with the Company's overall business strategy. Key elements of this strategy include:

 . Improving productivity. The retail division's goal is to achieve significant productivity gains exclusive of market impacts. Planning and key initiatives are based on this constant margin philosophy to focus the organization on earnings separate from those which reflect only a market impact. For example, monthly gasoline volumes per store increased approximately 16% from 1992 to 1995, and monthly convenience product gross margins per store increased approximately 36% from 1992 to 1995. Additionally, through an emphasis on improved and more responsive retail gasoline pricing and increased sales of higher margin premium grades, the Company has improved overall gasoline gross margins.

 . Optimizing capital investments. Capital investments are linked to retail division earnings. Capital is primarily budgeted for projects relating to the retail division's environmental compliance plans, discretionary productivity improvements and acquisitions. The Company began implementing in 1993 a four-phase approach as part of its discretionary facilities upgrade strategy. This approach is designed to improve productivity and profitability while creating a sustainable competitive position in the marketplace. Phase I was designed to change the convenience product offering to an On The Go(R) mix while decreasing the reliance on tobacco products. Phase II involves a reimaging plan for its retail network to modernize stores and convert to Clark's new logo and vibrant color scheme. The Company began implementing this program in March 1994 and reimaged 651 stores by the end of 1995. In Phase III, the Company developed optimization projects which resulted from the Company's market business planning process. This phase involves adding canopies, enlarging selected stores, and installing new gasoline multiblend dispensers. In Phase IV, the Company is adding new stores and product offerings such as car washes, branded fast food, dispenser credit card readers and private label products in concert with the financial objectives of the Company. Phases II, III and IV are currently being implemented to varying degrees.

 . Promoting entrepreneurial culture. The retail division employs a decentralized team-oriented culture with training programs and employee incentives designed to deliver service that exceeds customer expectations. The Company's store managers have the flexibility to price gasoline and to select and price convenience products, but also have the responsibility to achieve acceptable gross margin results. The Company believes that customer satisfaction is linked to employee satisfaction, and that its incentive systems and feedback processes will contribute to the performance and motivation of its focused workforce.

 . Growing through acquisitions. The Company has a target of 8% to 15% market share in core markets. In addition to improving volumes at existing facilities, plans have been established to attain the market share target by building new facilities and acquiring competitors' stores. Besides growth in core markets, the Company will also consider other strategic alternatives to improve integration with the Company's refining supply.


 Wholesale Overview

  The Company's wholesale marketing program consists of direct petroleum product sales to profitable truck rack customers as an alternative to spot market sales. In 1992, the Company began to more fully develop this channel and broaden its wholesale customer base by increasing the number of sales representatives and becoming a more consistent supplier. In addition, in anticipation of the October 1993 deadline for low sulfur on-road diesel fuel, the Company focused efforts on building market presence and customer relationships with off-road diesel fuel users. In the second and third quarters of 1995 the Company's sales of gasoline and diesel fuel to wholesale markets represented approximately 15% and 25%, respectively, of its gasoline and diesel fuel refining production.

  The Company currently sells its gasoline and diesel fuel on an unbranded basis to approximately 500 distributors and chain retailers. The Company believes these sales offer higher profitability than spot market alternatives. Wholesale sales are also made in the transportation sector, including railroads, barge lines, other industrial end-users and, in 1995, the Company began selling jet fuel refined at the Port Arthur refinery through contracts with several major airlines. In order to leverage the supply from the Port Arthur refinery, the Company started a branded jobber program in 1995 with the signing of nine initial outlets in Southeast Texas and Louisiana . The Company believes that a branded distributor program and further focus on the transportation industry offers significant opportunity for incremental sales volumes and earnings in the future.


COMPETITION

  The refining and marketing segment of the oil industry is highly competitive. Many of the Company's principal competitors are integrated multinational oil companies that are substantially larger and better known than the Company. Because of the diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

  The principal competitive factors affecting the Company's refining division are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of the Company's larger competitors have refineries which are larger and, as a result, could have lower per barrel costs or high margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration. The Company obtains most of its crude oil requirements from unaffiliated sources. The Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

  The principal competitive factors affecting the Company's retail marketing division are locations of stores, product price and quality, appearance and cleanliness of stores and brand identification. Competition from large, integrated oil and gas companies, as well as convenience stores which sell motor fuel, is expected to continue. The principal competitive factors affecting the Company's wholesale marketing business are product price and quality, reliability and availability of supply and location of distribution points.


ENVIRONMENTAL MATTERS

  Compliance Matters

  Operators of refineries and gasoline stores are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewater and stormwater, and the handling and disposal of non-hazardous and hazardous waste. Many of these laws authorize the imposition of civil and criminal sanctions upon companies that fail to comply with applicable statutory or regulatory requirements. The Company believes that, in all material respects, its existing operations are in compliance with such laws and regulations.

  The Company's existing operations are large and complex. The numerous environmental regulations to which the Company is subject are complicated, sometimes ambiguous, and often changing. In addition, the Company may not have detected certain violations of environmental laws and regulations because the conditions that constitute such violations may not be apparent. It is therefore possible that certain of the Company's operations are not currently in compliance with state or Federal environmental laws and regulations, and that such non-compliance could result in fines and payments that could have a material adverse effect on the Company's financial condition, results of operations, cash flows or liquidity. Accordingly, the Company may be required to make additional expenditures to comply with existing environmental requirements.

  The Company anticipates that, in addition to expenditures to comply with existing environmental requirements, it will incur additional costs in the future to comply with new regulatory requirements arising from recently enacted statutes (such as the Clean Air Act requirements for operating permits and control of hazardous air pollutants) and possibly with new statutory requirements.

  Federal, state and local laws and regulations establishing various health and environmental quality standards and providing penalties for violations thereof affect nearly all of the operations of the Company. Included among such statutes are the Clean Air Act, Resource Conservation and Recovery Act ("RCRA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Also significantly affecting the Company are the rules and regulations of Occupational Safety and Health Administration ("OSHA").

  The Clean Air Act requires the Company to meet certain air emission standards and to obtain and comply with the terms of emission permits. The RCRA empowers the EPA to regulate the treatment and disposal of industrial wastes and to regulate the use and operation of underground storage tanks. CERCLA requires notification to the National Response Center of releases of hazardous materials and provides a program to remediate hazardous releases at uncontrolled or abandoned hazardous waste sites. CERCLA was amended and reauthorized by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"). Title III of SARA, the Emergency Planning and Community Right to Know Act of 1986, relates to planning for hazardous material emergencies and provides for a community's right to know about the hazards of chemicals used or manufactured at industrial facilities. The OSHA rules and regulations call for the protection of workers and provide for a worker's right to know about the hazards of chemicals used or produced at facilities.

  Regulations issued by the EPA in 1988 with respect to underground storage tanks require the Company, over a period of up to ten years, to install, where not already in place, detection devices and corrosion protection on all underground tanks and piping at its retail gasoline outlets. The regulations also require periodic tightness testing of underground tanks and piping . Commencing in 1998, operators will be required under these regulations to install continuous monitoring systems for underground tanks.

  In March 1989, the EPA issued Phase 1 of regulations under authority of the Clean Air Act requiring a reduction for summer months beginning in 1989 in the volatility of gasoline ("RVP") (the measure of the amount of light hydrocarbons contained in gasoline, such as normal butane, an octane booster). In June 1990, Phase II regulations were issued by the EPA which required further reduction in RVP beginning in May 1992. The Clean Air Act also established nationwide RVP standards effective May 1992, but these do not exceed the EPA's Phase II standards.

  The Clean Air Act will impact the Company primarily in the following areas:
(i) beginning in late 1994, all gasoline produced and sold in the United States must contain additives designed to reduce the formation of engine deposits; (ii) beginning in 1995, a "reformulated" gasoline (which would include content standards for oxygen, benzenes and aromatics) was mandated for gasoline sold in the nine worst ozone polluting cities, including Chicago and Milwaukee in the Company's market area; (iii) Stage II hose and nozzle controls were required on gas pumps to capture fuel vapors in nonattainment areas, which affected 400 company stores; and (iv) more stringent refinery permitting requirements take effect. EPA regulations required that after October 1, 1993 sulfur contained in on-road diesel fuel produced in the U.S. must be reduced. In addition, stricter refinery waste disposal requirements now apply as a broader group of wastes are classified as hazardous.

  The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on the financial position of operations of the Company and could require substantial additional expenditures by the Company for the installation and operation of pollution control systems and equipment. See "--Legal Proceedings."


  REMEDIATION MATTERS

  In addition to environmental laws that regulate the Company's on-going operations, the Company's various operations also are subject to liability for the remediation of contaminated soil and groundwater. Under CERCLA and analogous state laws, certain persons may be liable as a result of the release or threatened release of hazardous substances into the environment. Such persons include the current owner or operator of property where such releases or threatened releases have occurred, any persons who owned or operated such property during the time that hazardous substances were released at such property, and persons who arranged for the disposal of hazardous substances at such property. Liability under CERCLA is strict. Courts have also determined that liability under CERCLA is, in most cases, joint and several, meaning that any responsible party could be held liable for all costs necessary for investigating and remediating a release or threatened release of hazardous substances. As a practical matter, liability at most CERCLA (and similar) sites is shared among all the solvent "potentially responsible parties" ("PRPs").
The most relevant factors in determining the probable liability of a party at a CERCLA site usually are the cost of investigation and remediation, the relative amount of hazardous substances contributed by the party of the site and the number of solvent PRPs. While the Company maintains property and casualty insurance in the normal course of its business, such insurance does not typically cover remediation and certain other environmental expenses.

  The release or discharge of petroleum and hazardous materials can occur at refineries, terminals and stores. The Company has identified a variety of potential environmental issues at its refineries, terminals and stores. In addition, each refinery has a areas on-site which may contain hazardous waste or hazardous substance contamination and which may have to be addressed in the future at substantial cost. Many of the terminals may also require remediation due to the age of tanks and facilities and as a result of current or past activities at the terminal properties including several significant spills and past on-site waste disposal practices.

  LEGAL AND GOVERNMENTAL PROCEEDINGS

  As a result of its activities, Clark is the subject of a number of legal and administrative proceedings relating to environmental matters. While it is not possible at this time to estimate the ultimate amount of liability with respect to the environmental matters described below, the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on its financial position. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

  Hartford Groundwater Contamination. Clark and other area oil companies have been contacted by the Illinois Environmental Protection Agency ("IEPA") and the Illinois Attorney General regarding the presence of gasoline contamination in the groundwater beneath the northern portion of the Village of Hartford, Illinois. Clark has cooperated with the Illinois authorities in attempting to identify the source and the extent of the contamination. On December 21, 1990, the IEPA issued a draft report identifying contamination and identifying Clark as a potential source. The IEPA also asked Clark to submit comments and proposals for remediation by January 15, 1991. While it does not admit liability, Clark submitted a response proposing to conduct a pilot project aimed at expanding certain gasoline recovery efforts it had been conducting in the Hartford area. Clark went forward with that expanded program and installed a gasoline vapor recovery system in Hartford. No claim has been filed by the state authorities. Based upon the estimates of an independent environmental engineering firm, in 1991 Clark established a $10 million provision for the estimated costs of its mitigation and recovery efforts, of which approximately $2.5 million remained for future remediation at December 31, 1995. No estimate can be made at this time of Clark's potential loss, if any, with respect to such contamination. Clark is also the defendant in a private civil action relating to Hartford groundwater contamination. See "--Legal Proceedings."

  Hartford Pollution Control Board Litigation. On June 7, 1995, Clark was served with a complaint entitled People of the State of Illinois vs. Clark Refining & Marketing, Inc. PCB No. 95-163, which is currently pending before the Illinois Pollution Control Board. Eight counts of the complaint allege violations relating to the operation of certain process units at the Hartford refinery and a number of permit, recordkeeping and reporting violations. One count concerns an impoundment area at the Hartford refinery that contains wastes, alleged to be hazardous, that were produced as a result of past operations. Clark's discussions with the IEPA regarding remedial options with respect to that waste predate the enforcement proceeding by more than two years. In April 1993, an employee of IEPA told Clark that the presence of those allegedly hazardous wastes may require a permit under the RCRA and that in turn may require corrective action with respect to the entire refinery. Clark has begun an investigation with respect to the need for a permit and consequent corrective action. Based on the estimates of an independent engineering firm, Clark established a $9.0 million provision for the estimated cost of site clean-up in 1992, of which $7.6 million had been spent through December 31, 1995 under remedial activities performed after notice to and comments from the IEPA. Finally, four counts of the complaint allege violations relating to thirteen
(13) "release incidents" at the Hartford refinery between December, 1991 and May, 1995, some of which had been the subject of "Pre-Enforcement Conference Letters" sent to Clark by the IEPA in October, 1994. Clark has filed an answer with the Illinois Pollution Control Board denying the material allegations. On Clark's motion the Board dismissed certain of the claims because of the State's failure to give advance notice of filing of the suit. Clark expects the hearing on this matter to occur in the first quarter of 1996. No estimate of any liability with respect to this complaint can be made at this time.

  Hartford Clean Air Act Complaint. On January 5, 1993, Clark received a complaint from the EPA alleging recordkeeping and related violations of the Clean Air Act at the Hartford refinery, and seeking civil penalties of $100,000. On July 11, 1994, the EPA filed an amended complaint alleging additional violations and increasing the amount of the total penalty sought to $200,000. The case was tried before an administrative law judge on August 23-24, 1994. On March 21, 1995, Clark received the initial decision of the administrative law judge finding liability against Clark and assessing a civil penalty of $140,000. Clark paid this penalty in May, 1995.

  IEPA Pre-Enforcement Conference/Notice Letters. On August 25, 1995, the IEPA sent a Pre-Enforcement Conference Letter to Clark in which it alleged that certain wastewater flows at the Hartford refinery constituted a listed hazardous waste within the meaning of the RCRA. Clark disputes the characterization of the wastewater as hazardous waste. On September 22, 1995, the IEPA issued a Pre-Enforcement Conference Letter to Clark alleging five release incidents at the Hartford refinery in 1994 and 1995 which were not included in the June 1995 complaint in case number 95-163. On November 30, 1995 , Clark was served with a Pre-Enforcement Notice Letter from the Illinois Attorney General alleging that for certain periods of time a data recorder or certain air emissions at the Blue Island refinery had failed to function properly. On December 4, 1995, the IEPA issued an Enforcement Notice Letter to Clark alleging exceedences, over the period 1992 through 1995, of the effluent standards in the National Pollutant Discharge Elimination System Permit for the wastewater treatment plant at the Hartford refinery. No estimate of liability, if any, with respect to any of these matters can be made at this time.

  Blue Island, Illinois Refinery. People ex rel Ryan v. Clark Refining & Marketing, Inc., Cir. Ct. Cook County, Ill., Case No. 95-CH-2311, is currently pending in the Circuit Court of Cook County, Illinois. The first count of this lawsuit concerns a fire in the isomax unit at the Blue Island refinery on March 13, 1995 in which two employees were killed and three other employees were injured. OSHA also investigated the incident, and on September 13, 1995 Clark and OSHA entered into a settlement agreement, independent of the pending lawsuit, pursuant to which Clark agreed to pay a $1.257 million penalty, make certain safety improvements and perform a safety audit. The second count of the lawsuit concerns a release of hydrogen fluoride ("HF") on May 16, 1995 from a catalyst regeneration portion of the HF alkylation unit at the Blue Island refinery. At the request of the Illinois Attorney General, and with Clark's consent, the Circuit Court of Cook County, Illinois entered an order prohibiting the restart of the regeneration unit of the HF alkylation unit pending an investigation of the cause of the release. On August 8, 1995, an order was entered by the Court allowing Clark to resume operation of the HF regeneration unit. The order also requires Clark, pursuant to an agreement between Clark and the Illinois Attorney General, to implement certain HF release mitigation and detection measures. While Clark has not yet identified the actual cost of these measures, it is initially estimated that these measures may cost at least $1.8 million. The next three counts of the lawsuit concern releases into the air that occurred in the past three years at the Blue Island refinery. One of those air emissions, which occurred on October 7, 1994, is also the basis for Rosolowski, et al v. Clark Refining & Marketing, Inc., Cir. Ct. Cook County, Ill., Case No 95-L-014703. See "--Legal Proceedings." The remaining five counts of the lawsuit concern several alleged releases of process waste water and contaminated storm water to the Cal Sag Channel from the Blue Island refinery. Clark has filed an answer denying the material allegations in the lawsuit. No estimate of any liability with respect to this matter can be made at this time.

  EPA Notice Letters. On October 25, 1994, Clark received correspondence from the EPA submitting a proposed Agreed Administrative Order concerning an alleged violation in 1990 of Section 114 of the Clean Air Act for failure to continuously monitor opacity from the stack serving the FCC unit at the Blue Island refinery. The Order does not seek a monetary fine or penalty from Clark. Clark has met with the EPA to discuss the proposed Order. In addition, Clark has received and is complying with a Request For Information pursuant to the Clean Air Act from EPA concerning the October 7, 1994 Blue Island refinery catalyst release. No estimate of liability, if any, with respect to any of these matters can be made at this time.

  RCRA Recordkeeping Claims. Clark received an administrative complaint from the EPA on June 12, 1992 alleging record-keeping violations of RCRA concerning 22 stores in Michigan, Indiana and Wisconsin and seeking civil penalties of $600,000. On March 18, 1993, Clark received an amended complaint from the EPA involving similar allegations but reducing the amount of civil penalties sought to $140,000. Clark settled this matter for $70,000 in January, 1995.

  Ninth Avenue Site. On January 5, 1995, Clark received a Unilateral Administrative Order from the EPA pursuant to CERCLA alleging that "Clark Oil & Refining Corp." is a PRP with respect to shipments of hazardous substances to a solid waste disposal site known as the Ninth Avenue Site, Gary, Indiana. The alleged shipments all occurred prior to 1987. The Order instructs Clark and the other approximately ninety PRPs to design and implement certain remedial work at the site. Clark has informed the EPA that it is not a proper party to this matter, because its purchase of certain assets of a company previously operating under the "Clark" name ("Old Clark") was "free and clear" of all Old Clark liabilities. Information provided with the Order estimates that the remedial work may cost approximately $25 million. No estimate of liability can be made with respect to this proceeding at this time. In addition, on December 28, 1994, Clark was served with a summons and complaint brought by certain private parties seeking to recover all past and future response costs with respect to that site on the basis of shipments of hazardous substances allegedly made prior to 1987. Clark has moved to dismiss this action on the basis that the action is barred by the "free and clear" Order pursuant to which Clark purchased certain assets of Old Clark. The plaintiffs and one co-defendant have opposed Clark's motion to dismiss. No estimate of any liability with respect to this case can be made at this time.

  Huth Oil Service Site. On August 8, 1994, Clark was served with a summons and complaint in Ashland Oil, Inc. v. Acme Scrap Iron and Metal Corp., et al, Case No. 1: 94-CV-1592, and Centerior Service Company, et al v. Acme, et al, Case No. 1:94-VC-1588, both pending in the Northern District of Ohio, in which Clark is named, along with many other defendants, as one of the entities which allegedly sent waste oil to the Huth Oil Services site in Cleveland, Ohio. The plaintiffs agreed to dismiss the complaint against Clark with prejudice as to all pre-November, 1988 shipments of waste, and without prejudice as to any post-November, 1988 shipments. The Court entered an order dismissing the matter without prejudice. Clark has moved the Court to reconsider the dismissal in accordance with the agreement of the parties.

  St. Louis Terminal. On April 13, 1995, Clark was served with two Grand Jury Records Subpoenas issued by the Office of the United States Attorney, Environmental Crimes Section, in St. Louis. The Subpoenas seek documentary information primarily about the gasoline spill at the St. Louis terminal which occurred in January, 1994. Clark is cooperating fully with the United States Attorney Office's investigation, and on June 26, 1995 Clark produced documents responsive to the Subpoena. At this time it is not possible to estimate any potential exposure to Clark from this inquiry.

  Sashabaw Road. On May 5, 1993 Clark received correspondence from the Michigan Department of Natural Resources ("MDNR") indicating that the MDNR believes that Clark may be a PRP in connection with groundwater contamination in the vicinity of one of its retail stores in the Sashabaw Road area north of Woodhull Lake and Lake Oakland, Oakland County, Michigan. On July 22, 1994, MDNR commenced suit against Clark and Chevron U.S.A. Products Co, seeking $450,000 for past response activity costs incurred by MDNR in connection with this site.

  Port Arthur Refinery. The original refinery on the site of the Port Arthur Refinery began operating in 1904, prior to modern environmental laws and methods of operation. While the Company believes, as a result, that there is extensive contamination at the site, the Company is unable to estimate the cost of remediating such contamination. Chevron will be obligated to perform the required remediation of most pre-closing contamination, while the Company assumed responsibility for environmental contamination beneath and within 25 to 100 feet of the facility's active processing units (the "Excluded Area"). Based on the estimates of independent environmental consultants, the Company accrued approximately $7.5 million as part of the Port Arthur refinery acquisition for its cost of remediation in the Excluded Area. In addition, as a result of the acquisition, Clark may become jointly and severally liable under CERCLA for the costs of investigation and remediation at the site. In the unlikely event that Chevron is unable (as a result of bankruptcy or otherwise) or unwilling to perform the required remediation at the site, Clark may be required to do so. The cost of any such remediation could be substantial and could be beyond the Company's financial ability.


EMPLOYEES

  As of February 29, 1996, the Company employed approximately 7,000 people, approximately 1,000 of whom were covered by collective bargaining agreements at the Blue Island, Hartford and Port Arthur refineries. The Hartford and Port Arthur refinery contracts expire in February 1999 and the Blue Island refinery contract expires in August 1996. In addition, the Company has union contracts for certain employees at its Hammond, Indiana and St. Louis, Missouri terminals which expire March 31, 1998 and March 5, 1998, respectively. Historically, relationships with the unions have been good and neither Old Clark nor the Company has ever experienced a work stoppage as a result of labor disagreements.

ITEM 3.  LEGAL PROCEEDINGS

     Clark has been named as a defendant in thirty-four suits filed in December, 1991 in the Circuit Court of the Third Judicial District, Madison County, Illinois, by plaintiff residents and property owners in the Village of Hartford, Illinois. Also, both Clark and Shell Oil Company have been named as defendants in six similar suits. These suits seek unquantified damages for the presence of gasoline in the soil and groundwater beneath plaintiff's properties. See "--Environmental Matters." On October 12, 1995 the thirty-four lawsuits pending solely against Clark were voluntarily dismissed without prejudice. The plaintiffs have one year from such dismissal in which to refile their lawsuits. In the six remaining cases, Clark and Shell have filed motions to dismiss that are still pending. No estimate can be made of Clark's potential loss, if any, at this time.

     Rosolowski, et al v. Clark Refining & Marketing, Inc., Cir. Ct. Cook County, Ill., Case No. 95-L-014703. This purported class action lawsuit, filed on October 11, 1995, relates to an on-site electrical malfunction at Clark's Blue Island refinery on October 7, 1994, which resulted in the release to the atmosphere of used catalyst containing low levels of heavy metals, including antimony, nickel and vanadium. This release resulted in the temporary evacuation of certain areas near the refinery, including a high school, and approximately fifty people were taken to area hospitals. Clark has offered to reimburse the medical expenses incurred by persons receiving treatment. Clark was previously sued by one individual who claimed medical costs as a result of the incident; that case was settled. The purported class action lawsuit was filed on behalf of various named individuals and purported plaintiff classes, including residents of Blue Island, Illinois and students at Eisenhower High School, alleging claims based on common law nuisance, negligence, willful and wanton negligence and the Illinois Family Expense Act as a result of this incident. Plaintiffs seek to recover damages in an unspecified amount for alleged medical expenses, diminished property values, pain and suffering and other damages. Plaintiffs also seek punitive damages in an unspecified amount. On November 22, 1995 an amended complaint was filed in this action which adds several additional plaintiffs and two supplemental counts. Otherwise, the amended complaint is substantially identical to the original complaint. At this time no estimate can be made as to Clark's potential loss, if any, with respect to this matter.

     EEOC v. Clark Refining & Marketing, Inc., Case No. 94 C 2779, is currently pending in the United States District Court for the Northern District of Illinois. In this action, the Equal Employment Opportunity Commission ("EEOC") has alleged that Clark engaged in age discrimination in violation of the Age Discrimination in Employment Act through a "pattern and practice" of discrimination against a class of former retail managers over the age of forty. The EEOC has identified 40 former managers it believes have been affected by the alleged pattern and practice. The relief sought by the EEOC includes reinstatement or reassignment of the individuals allegedly affected, payment of back wages and benefits, an injunction prohibiting employment practices which discriminate on the basis of age and institution of practices to eradicate the effects of any past discriminatory practices. Discovery is ongoing. A scheduling order has been entered indicating that a trial will not be held before 1997, unless earlier dismissed. At this point, no estimate can be made as to Clark's potential loss, if any, with respect to this litigation.

     On May 23, 1995 Clark was served with a Petition entitled Anderson, et al vs. Chevron and Clark, filed in Jefferson County, Texas by twenty-four individual plaintiffs who were Chevron employees who did not receive offers of employment from Clark at the time of the purchase of the Port Arthur refinery. Chevron and the outplacement service retained by Chevron are also named as defendants. An Amended Petition has now been filed increasing the number of plaintiffs to forty. Clark filed an Answer denying all material allegations of the Amended Petition. Subsequent to the filing of the lawsuit, the plaintiffs have each filed individual charges with the EEOC and the Texas Commission of Human Rights. At this point, no estimate can be made as to Clark's potential liability, if any, with respect to this litigation or the individual charges filed.

     While it is not possible at this time to estimate the amount of liability with respect to the legal proceedings described above, the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on its financial position, however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

     The Company is also the subject of various environmental and other governmental proceedings. See "--Environmental Matters."

     In addition to the specific matters discussed above or under "--Environmental Matters", Clark has also been named in various other suits and claims. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these other legal proceedings, the Company believes the outcome of these other suits and claims will not have a material adverse effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     Inapplicable.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Inapplicable.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth, for the periods and dates indicated, selected financial data derived from the Consolidated Financial Statements of the Company for each of the years in the five-year period ended December 31, 1995. The Consolidated Financial Statements of the Company for each of the years in the five-year period ended December 31, 1995 were audited by Coopers & Lybrand L.L.P. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                     1991      1992       1993       1994       1995
                                                                   ---------------------------------------------------
                                                                     (IN MILLIONS, EXCEPT RATIOS AND OPERATING DATA)
INCOME STATEMENT DATA:
     Net sales and operating revenues............................  $2,426.1  $2,253.0   $2,263.4   $2,440.0   $4,486.1
     Cost of sales...............................................   2,092.7   1,952.4    1,936.6    2,092.5    4,018.3
     Operating expenses..........................................     199.7     224.4      218.1      237.3      395.0
     General and administrative expenses.........................      20.8      31.2       27.5       34.0       30.6
     Inventory (recovery of) write-down to market value..........        --        --       26.5      (26.5)        --
     Depreciation and amortization (a)...........................      26.4      30.4       35.3       37.3       43.5
                                                                   --------  --------   --------   --------   --------
     Operating income............................................  $   86.5  $   14.6   $   19.4   $   65.4   $   (1.3)
     Interest and financing costs, net (b).......................      27.2      26.4       29.9       37.6       39.9
     Other income (expense) (c)..................................        --      14.7       11.4         --         --
                                                                   --------  --------   --------   --------   --------
     Earnings (loss) before taxes, extraordinary items and
       cumulative effect of change in accounting principles......  $   59.3  $    2.9   $    0.9   $   27.8   $  (41.2)
     Income tax provision (benefit)..............................      22.0      (0.4)      (0.5)       9.7      (15.7)
                                                                   --------  --------   --------   --------   --------
     Earnings before extraordinary items and cumulative effect
       of changes in accounting principles.......................  $   37.3  $    3.3   $    1.4   $   18.1   $  (25.5)
                                                                   ========  ========   ========   ========   ========
BALANCE SHEET DATA:
     Cash, cash equivalents and short-term investments...........  $  277.9  $  218.3   $  212.1   $  134.1   $  106.6
     Total assets................................................     820.4     800.0      829.1      859.5    1,188.3
     Long-term debt..............................................     426.6     401.5      401.0      400.7      420.4
     Stockholder's equity........................................     172.6     154.2      146.0      162.9      304.1

SELECTED FINANCIAL DATA:
     Cash flows from operating activities........................  $   46.0  $   37.1   $   68.4   $   53.7   $  (85.6)
     Cash flows from financing activities........................     119.1     (38.7)      (1.1)      (5.4)     174.7
     Ratio of earnings to fixed charges (d)......................      2.37x     (e)        (e)        1.56x      (e)

     Turnaround expenditures.....................................      17.2       2.7       20.6       11.2        6.5
     Capital expenditures........................................      58.0      59.5       67.9      100.3       42.1
     Refinery acquisition expenditures...........................        --        --         --       13.5       71.8
                                                                   --------  --------   --------   --------   --------
     Total expenditures..........................................  $   75.2  $   62.2   $   88.5   $  125.0   $  120.4
                                                                   ========  ========   ========   ========   ========

OPERATING DATA:
Refining Division:
     Port Arthur Refinery (acquired February 27, 1995)
          Production (m bbls/day)................................        --        --         --         --      207.7
          Gross margin (per bbl).................................        --        --         --         --   $   2.40
          Operating expenses (per bbl)...........................        --        --         --         --       1.96
     Blue Island, Hartford and other refining
          Production (m bbls/day)................................     129.4     142.4      134.7      140.3      136.5
          Gross margin (per bbl) (f).............................  $   3.88  $   3.03   $   3.24   $   3.48   $   2.61
          Operating expenses (per bbl)...........................      2.38      2.22       2.20       2.34       2.72
     Refining contribution to operating income (mm) (f)..........       N/A       N/A       42.5       46.5       11.1

Retail Division:
     Number of stores (at period end)............................       889       873        846        839        833
     Gasoline volume (mm gals)...................................     966.2     956.7    1,014.8    1,028.5    1,063.8
     Gasoline volume (m gals pmps)...............................      86.9      90.1       98.6      102.8      104.1
     Gasoline gross margin (c/gal) (f)...........................      10.9c     10.0c      11.1c      10.9c      11.4c

     Convenience product sales (mm)..............................  $  186.9  $  203.4   $  218.0   $  231.6   $  252.6
     Convenience product sales (pmps)............................      16.8      19.2       21.2       23.1       24.7
     Convenience product gross margin (mm).......................      45.1      47.7       54.8       57.2       62.9
     Convenience product gross margin (pmps).....................       4.0       4.5        5.3        5.7        6.1
     Operating expenses (mm).....................................      94.3     106.3      109.9      117.2      134.1
     Retail contribution to operating income (mm) (f)............       N/A       N/A       52.9       45.9       45.4

(a) Amortization includes amortization of turnaround costs and organizational costs.
(b) Interest and financing costs, net, includes amortization of debt issuance costs of $6.0 million, $2.9 million, $1.2 million, $1.2 million, and $5.2 million for the years ended December 31, 1991, 1992, 1993, 1994 and 1995, respectively. Interest and financing costs, net, also includes interest on all indebtedness, net of capitalized interest and interest income.
(c) Other expense in 1994 includes financing costs associated with a withdrawn debt offering. Other income in 1993 includes the final settlement of litigation with Drexel Burnham Lambert Incorporated ("Drexel") of $8.5 million and a gain from the sale of non-core stores of $2.9 million. Other income in 1992 includes the settlement of litigation with Apex and Drexel of $9.2 million and $5.5 million, respectively.
(d) The ratio of earnings to fixed charges is computed by dividing (i) earnings before income taxes (adjusted to recognize only distributed earnings from less than 50% owned persons accounted for under the equity method) plus fixed charges by (ii) fixed charges. Fixed charges consist of interest on indebtedness, including amortization of discount and debt issuance costs and the estimated interest components (one-third) of rental and lease expense.
(e) As a result of the losses for the years ended December 31, 1992, 1993 and 1995, earnings were insufficient to cover fixed charges by $2.0 million, $1.7 million and $44.0 million, respectively.
(f) In 1995, the Company changed its pricing methodology to better reflect external market prices for valuing product transferred between its retail and refining divisions. Divisional results for 1993 and 1994 have been restated to be consistent with this new methodology although there is no annual effect on 1993. Divisional results for 1992 and prior years have not been restated because appropriate external pricing was not available; the Company believes that the transfer pricing change, if effected, would not have had a material effect on such years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.


RESULTS OF OPERATIONS

  Overview

     The Company's results are significantly affected by a variety of factors beyond its control, including the supply of, and demand for, crude oil, gasoline and other refined products which in turn depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs and production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Although margins are significantly affected by industry and regional factors, the Company can influence its margins through the efficiency of its operations. While the Company's net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not have a direct relationship to net earnings. The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. The Company believes that, in general, low crude oil prices indirectly benefit operating results over the longer term due to increased demand and decreased working capital requirements. Conversely, the Company believes that high crude oil prices generally result in decreased demand and increased working capital requirements over the long term. Increased refinery production is typically associated with improved results of operations, while reduced production, which generally occurs during scheduled refinery maintenance turnarounds, negatively affects results of operations.

     The following table illustrates the potential pre-tax earnings impact based on historical operating rates estimated by the Company resulting from changes in: (i) sweet crude oil cracking margins--the spread between gasoline and diesel fuel prices and input (e.g., a benchmark sweet crude oil) costs; (ii) sweet/sour differentials--the spread between a benchmark sour crude oil and a benchmark sweet crude oil; (iii) heavy/light differentials--the spread between a benchmark light crude oil and a benchmark heavy crude oil and (iv) retail margins--the spread between product prices at the retail level and wholesale product costs.


                                                                PRE-TAX EARNINGS IMPACT ON
                                                                       THE COMPANY
                                                              ------------------------------
                                                              BEFORE PORT     AFTER PORT
                                                                ARTHUR          ARTHUR
      EARNINGS SENSITIVITY                   CHANGE           ACQUISITION    ACQUISITION (A)
      --------------------              ----------------      -----------    ---------------
      Refining margins
        Sweet crude cracking margin     $0.10 per barrel      $ 5 million      $12 million
        Sweet/sour differentials         0.10 per barrel        3 million        9 million
        Heavy/light differentials        0.10 per barrel        1 million        2 million

      Retail margin                     $0.01 per gallon      $10 million      $10 million

(a) Based on an assumed production of approximately 200,000 barrels per day for the Port Arthur refinery.

  1995 COMPARED WITH 1994 AND 1993:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1993       1994      1995
                                                 ---------  --------  ---------
                                                          (IN MILLIONS)
FINANCIAL RESULTS: (A)
Net sales and operating revenues...............  $2,263.4   $2,440.0  $4,486.1
Cost of sales..................................   1,936.6    2,092.5   4,018.3
Operating expenses.............................     218.1      237.3     395.0
General and administrative expenses............      27.5       32.9      30.6
Depreciation and amortization..................      35.3       37.3      43.5
Interest and financing costs, net..............      29.9       32.1      39.9
                                                 --------   --------  --------
Earnings (loss) before income taxes (b)........      16.0        7.9     (41.2)
Income tax provision (benefit) (b).............       5.4        2.2     (15.7)
                                                 --------   --------  --------
Earnings (loss) before unusual items (b).......      10.6        5.7     (25.5)
Unusual items, after taxes (b).................     (18.8)      12.4        --
                                                 --------   --------  --------

Net earnings (loss)............................  $   (8.2)  $   18.1  $  (25.5)
                                                 ========   ========  ========

OPERATING INCOME:
Refining contribution to operating income (c)..  $   42.5   $   46.5  $   11.1
Retail contribution to operating income (c)....      52.9       45.9      45.4
Corporate general and administrative expenses..      14.2       15.1      14.3
Depreciation and amortization..................      35.3       37.3      43.5
Unusual items (b)..............................     (26.5)      25.4        --
                                                 --------   --------  --------

Operating income (loss)........................  $   19.4   $   65.4  $   (1.3)
                                                 ========   ========  ========

(a) This table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.
(b) The Company considers certain items in 1993 and 1994 to be "unusual." Detail on these items is presented below.
(c) In 1995, the Company changed its pricing methodology to better reflect external market prices for valuing product transferred between its retail and refining divisions. Divisional results for 1993 and 1994 have been restated to be consistent with this new methodology although there is no annual effect on 1993.

     The Company reported a net loss of $25.5 million in 1995 compared with net earnings of $18.1 million in 1994 and a loss of $8.2 million in 1993. Earnings in 1995 were reduced by extremely poor refining market conditions resulting principally from narrower crude oil differentials, an extremely warm 1994-1995 winter and the resulting oversupply of distillates and market uncertainty related to the introduction of reformulated gasoline. Partially offsetting these factors was the Company's acquisition on February 27, 1995 of a 200,000 barrel per day refinery in Port Arthur, Texas which more than doubled the Company's refining capacity. Significant unusual items, discussed below, increased 1994 net earnings while decreasing 1993 earnings. Net earnings, excluding "unusual" items, declined in 1995 as compared to 1994 and 1993 principally due to the declining industry refining margins over the period. In addition, finance charges associated with the Port Arthur Refinery acquisition in early 1995 increased interest expense from 1993 to 1995.

     Net sales and operating revenues reached record levels in 1995 because of the inclusion of incremental sales of production from the Port Arthur refinery. Operating revenues in 1994 were higher than 1993 due to an increase in crude oil and product prices that resulted in both increased selling prices and costs of sales. Refining production was reduced in the first half of 1993 when the Blue Island refinery underwent a scheduled maintenance turnaround which reduced the volume of refined product production by approximately three million barrels and reduced revenues by approximately $69 million. A 1994 maintenance turnaround on the FCC and alkylation units at the Hartford refinery reduced revenues by approximately $17 million, reduced production of refined product at the Hartford refinery by approximately 30,000 barrels per day and increased the production of lower value intermediate feedstocks by approximately 25,000 barrels per day for approximately one month. A turnaround on the crude unit at the Hartford refinery is planned for 1996. This turnaround is expected to reduce revenues by approximately $15 million and to reduce the refined product output by approximately 770,000 barrels in 1996. Retail gasoline volumes increased approximately 5% from 1993 to 1995, and wholesale volumes increased 7% in 1995 from 1994 and 9% in 1994 from 1993.

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                         1993      1994    1995
                                                        ------     -----   -----
                                                             (IN MILLIONS)
UNUSUAL ITEMS:
Inventory recovery of (write-down to) market value....  $(26.5)    $26.5   $  --
Other.................................................      --      (1.1)     --
                                                        ------     -----   -----
          Impact on operating income..................   (26.5)     25.4      --
Change in accounting principle........................   (15.6)       --      --
Litigation settlements................................     8.5        --      --
Sale of non-core stores...............................     2.9        --      --
Short-term investment losses..........................      --      (5.4)     --
                                                        ------     -----   -----
          Total.......................................  $(30.7)    $20.0   $  --
                                                        ======     =====   =====
          Net of income taxes.........................  $(18.8)    $12.4   $  --
                                                        ======     =====   =====

     Several items which are considered by management as "unusual" are excluded throughout this discussion of the Company's results of operations. A non-cash accounting charge of $26.5 million was taken in the fourth quarter of 1993 to reflect the decline in the value of petroleum inventories below carrying value caused by a substantial drop in petroleum prices. Crude oil and related refined product prices rose in 1994 allowing the Company to recover the original charge. Accordingly, a reversal of the inventory write-down to market was recorded in 1994. A return to lower prices could result in future charges. In 1994, the Company realized losses on the sale of short-term investments due to an increase in market interest rates. . Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109 "Accounting for Income Taxes", which was accounted for by restating prior periods. See Note 12 "Postretirement Benefits Other Than Pensions" and Note 13 "Income Taxes" to the Consolidated Financial Statements. Unusual credits included a 1993 gain related to the sale of 21 retail stores located in non-core markets and the favorable settlement of litigation. See Note 11 "Other Income" to the Consolidated Financial Statements.

  Refining

                                                          YEAR ENDED DECEMBER 31,
                                                       -----------------------------
                                                       1993        1994        1995
                                                       -----       -----       -----
                                                    (IN MILLIONS, EXCEPT OPERATING DATA)
OPERATING STATISTICS:
PORT ARTHUR REFINERY (ACQUIRED FEBRUARY 27, 1995)
Crude oil throughput (m bbls/day)....................     --          --       198.9
Production (m bbls/day)..............................     --          --       207.7
Gross margin (per barrel of production) (a)..........     --          --      $ 2.40
Operating expenses (per barrel of production)........     --          --      $ 1.96

Net margin (a).......................................     --          --      $ 28.0

BLUE ISLAND, HARTFORD AND OTHER REFINING (A)
Crude oil throughput (m bbls/day)....................  123.8       138.2       133.6
Production (m bbls/day)..............................  134.7       140.3       136.5

Gross margin (per barrel of production) (b)..........  $3.24       $3.48       $2.61
Operating expenses (per barrel of production)........  $2.20       $2.34       $2.72

Net margin (b).......................................  $51.1       $57.9       $(5.7)

Divisional general and administrative expenses.......    8.6        11.4        11.2

Contribution to operating income (b).................  $42.5       $46.5       $11.1

(a) Other refining includes results from all crude oil acquisition and inventory management activities.
(b) In 1995, the Company changed its pricing methodology to better reflect external market prices for valuing product transferred between its retail and refining divisions. Divisional results for 1993 and 1994 have been restated to be consistent with this new methodology although there is no annual effect on 1993.

     The Company's refining division contributed $11.1 million to operating income in 1995, $46.5 million in 1994 and $42.5 million in 1993. Refining margins were particularly weak in 1995 and late 1994 due to the warmest Northern Hemisphere winter in 40 years, which reduced demand for heating oil, and the transition to reformulated gasoline. Several geographical areas unexpectedly opted not to switch to reformulated gasoline which caused confusion and concern in the marketplace, and caused gasoline prices to fall relative to the price of crude oil. Refining results for the past three years were negatively affected by industry market conditions largely beyond the Company's control, principally weaker refined product prices relative to crude oil costs and the narrowing price benefit of using heavy sour crude oil versus sweet crude oil (1993--$6.41 per barrel; 1994--$4.78 per barrel; 1995--$3.98 per barrel). The Port Arthur refinery has the ability to process approximately 20% heavy sour crude oil and the Hartford refinery has the ability to process approximately 50% heavy sour and 25% medium sour crude oil. General refining margin indicators in 1995 reached their lowest point since 1987. The Company believes this downward trend in industry margins occurred from 1990 to 1995 due to several factors. Refiners have incrementally added light product production capacity in conjunction with environmental spending over the past five years resulting in a an estimated 4% increase in this capacity and consequently supply. In addition, the benefit from processing sour and heavy sour crude oil has been reduced by increased shipping tariffs, the increase in availability of light sweet crude oil and increased demand for heavy crude oil caused by more industry upgrading capability construction following the favorable margins of the early 1990s. This trend occurred despite average demand for gasoline and distillate products improving from 1992 to 1995 by approximately 2.5% per year and crude throughput capacity declining by 3% over the past five years with throughput levels reaching the highest level in 20 years. The impact of the use of derivative instruments on cost of sales and inventory costs was not material in 1993, 1994 and 1995.

     The Company had over 122% higher refinery production in 1995 due to the acquisition of the Port Arthur refinery and crude unit debottlenecking at the Hartford refinery (approximately 3,000 barrels per day). Somewhat reducing these increases was a reduction of refinery production by an average of approximately 10,000 barrels per day in the first quarter of 1995 due to the poor industry margins. Additionally, a fire in the isomax unit and unscheduled downtime in the alkylation unit at the Blue Island refinery reduced yields and production by approximately 4,100 barrels per day in 1995. The Blue Island refinery returned to full production in mid-August 1995. See "Business--Environmental Matters." Production at the Company's Illinois refineries was reduced in 1993 and 1994 due to the above mentioned maintenance turnarounds.

     Operating expenses increased in 1995 over the comparable periods in 1994 and 1993 principally due to the addition of the Port Arthur refinery and related terminal expenses in early 1995 and expenses associated with the Blue Island operating difficulties. Reduced throughput at the Company's Illinois refineries due to poor first quarter market conditions and the previously mentioned operating interruptions also contributed to a higher per barrel operating cost in 1995 as compared with 1994 and 1993. Divisional general and administrative expenses in 1995 were flat as compared to 1994 despite a more than doubling of refining capacity. Divisional general and administrative expenses in 1994 of $11.4 million exceeded 1993 levels by $2.8 million due to enhanced refinery planning and operations support services and other organizational changes.

  Retail

                                                        YEAR ENDED DECEMBER 31,
                                                   ---------------------------------
                                                    1993         1994         1995
                                                   -------      -------      -------
                                                  (IN MILLIONS, EXCEPT OPERATING DATA)
OPERATING STATISTICS:

Gasoline volume (mm gals)........................  1,014.8      1,028.5      1,063.8
Gasoline gross margin (c/gal) (a)................     11.1c        10.9c        11.4c
Gasoline gross margin (a)........................  $ 112.7      $ 112.3      $ 121.7

Convenience product sales........................  $ 218.0      $ 231.6      $ 252.6
Convenience product gross margin.................     54.8         57.2         62.9

Operating expenses...............................  $ 109.9      $ 117.2      $ 134.1
Divisional general and administrative expenses...      4.7          6.4          5.1
Contribution to operating income (a).............  $  52.9      $  45.9      $  45.4

PER MONTH PER STORE:
Company operated stores (at period end)..........      831          829          831
Gasoline volume (m gals).........................     98.6        102.8        104.1
Convenience product sales (m)....................  $  21.2      $  23.1      $  24.7
Convenience product gross margin (m).............      5.3          5.7          6.1

(a) In 1995, the Company changed its pricing methodology to better reflect external market prices for valuing product transferred between its retail and refining divisions. Divisional results for 1993 and 1994 have been restated to be consistent with this new methodology although there is no annual effect on 1993.

     The Company continued to refocus its retail network in its core markets during 1995. The Company acquired through an operating lease 35 retail stores in April 1995 in Peoria, Illinois, one of its core markets. In late 1994, the Company similarly acquired 25 stores in Chicago, Illinois. Three additional stores related to the Chicago acquisition were added in January 1996. In March 1996, the Company signed an agreement to acquire, through operating leases, 10 high volume stores in its core Chicago market. The Company took immediate possession of the sites with formal closing expected in April, 1996. Consistent with the Company's strategy to exit non-core markets, the Company divested 41 stores in the Kansas, western Missouri and Minnesota markets in late 1995 and early 1996. The 60 new stores added since 1994 contributed approximately 12% of earnings (net of rent expense) in 1995 despite representing only 7% of store count. The Company will continue to consider growth through acquisitions in its core markets. The Company also expects to continue to close underperforming stores and review non-core markets for possible divestitures.

     The Company's retail division's contribution to operating income in 1995 was relatively flat with 1994 which was 13% lower than 1993. Significant 1995 productivity improvements in gasoline and convenience product gross margins and favorable results from the newly acquired stores were offset by higher store operating expenses, weak market conditions and reduced results from the Company's non-core, non-imaged markets.

     The Company leveraged it investment in its reimage program to narrow the historical pricing discount relative to its higher priced competitors. Gasoline margin improvements of approximately 1c per gallon were realized in 1995 from improved pricing versus the competition. This strategy, together with the increased sale of higher-margin premium gasoline (representing 32% of total volume in 1995 versus 30% in 1994 and 29% in 1993) improved per gallon margins despite an overall industry margin decline in the Company's core markets. Gasoline gross margins were pressured early and late in 1995 because of consumer resistance to paying for increases in the cost of gasoline caused by rising wholesale prices. Additional productivity improvements were realized from 1993 to 1995 with average monthly per store volume increases of 6% over the period. The Company believes these volume increases were attributable in part to the positive impact of newly acquired stores; capital initiatives, including the installation of canopies, blending dispensers and the reimage program; increased promotional activity; and the expansion of the Company's credit card base, including the introduction of a proprietary credit card in 1995. These volume increases were tempered by a decrease in volumes in non-imaged markets of 8% in 1995 as compared to 1994.

     Convenience product gross margins in 1995 improved 10% as compared to 1994 which was 4% higher than 1993. These improvements were due primarily to the positive impact of newly acquired stores as well as an improvement in the sales mix of higher margin On The Go(R) products (41% of sales in 1995 versus 34% in 1993). The Company's strategy is to continue to increase its sales of these On The Go(R) type products to reduce the Company's reliance on the sale of tobacco products. The tobacco category realized declining gross margins in 1995 due to significant competitive pressures in several of the Company's markets.

     Operating expenses increased in 1995 due to incremental lease and operating expenses associated with the new stores added since 1994. Additional increases related to higher store labor costs and higher credit card processing expenses (due to a 41% increase in credit card sales over 1994), partially offset by lower administrative labor costs. The increase in operating and divisional general and administrative expenses from 1993 to 1994 was primarily attributable to the creation of an operating and administrative infrastructure to support productivity initiatives.


OTHER FINANCIAL MATTERS

     Depreciation and amortization expenses for 1995 exceeded 1994 and 1993 principally because of the Port Arthur refinery acquisition and 1994 capital expenditures

     Net interest and financing costs for 1995 increased over the comparable period in 1994 and 1993 due principally to higher financing cost amortization associated with Clark's larger working capital facility which was increased to support the crude oil supply needs of the Port Arthur refinery increased financing charges related to amortization of bondholder consent payments. See
Note 15 "Certain Financings" to the Consolidated Financial Statements.

     For the items that comprise other income (expenses) see Note 11 "Other Income (Expense)" to the Consolidated Financial Statements.


OUTLOOK

     Based on its experience and industry studies, the Company believes that the U.S. refining industry may evidence gradual margin improvement through the end of the decade. Industry studies attribute the prospect for improving refining industry profitability to, among other things: (i) the high utilization rates of U.S. refineries; (ii) continued economic-related growth in U.S. demand for gasoline; (iii) the decreasing level of planned capital expenditures for additional refining capacity capable of producing higher-value light petroleum products, such as gasoline and diesel fuel; and (iv) the objective of those refiners that have invested significant capital in environmental-related projects to obtain returns on these investments through higher product margins. The Company expects that there will continue to be volatility refining margins and the Company's earnings because of the seasonal nature of refined product demand and the commodity nature of the Company's products.

LIQUIDITY AND CAPITAL RESOURCES
                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                         1993     1994    1995
                                        -------  ------  ------
                                             (IN MILLIONS)
FINANCIAL POSITION:
     Cash and short-term investments...  $212.1  $134.1  $106.6
     Working capital...................   203.8   130.4   193.1
     Property, plant and equipment.....   360.9   429.8   549.3
     Long-term debt....................   401.0   400.7   420.4
     Stockholders' equity..............   146.0   162.9   304.1

     Operating cash flow...............    61.9    46.0     7.6

  Operating cash flow (cash generated by operating activities before working capital changes) for the year ended December 31, 1995 was $7.6 million compared with $46.0 million in 1994 and $61.9 million in 1993. Cash flow declined from 1993 to 1995 principally because of the weaker refining margin environment. Working capital at December 31, 1995 was $193.1 million, a 1.48 to 1 current ratio, versus $130.4 million at December 31, 1994, a 1.52 to 1 current ratio and $203.8 million at December 31, 1993, a 1.89 to 1 current ratio. Working capital increased in 1995 due to the Port Arthur refinery acquisition and partial financing with equity of the refinery's working capital requirements. Heavy capital expenditures when combined with decreased earnings in 1994 and varying levels of inventory, accounts payable and accounts receivable, all of which fluctuate with market opportunities and operational needs, combined to result in a decrease in working capital from 1993 to 1994.

  As part of its overall inventory management and crude acquisition strategies, the Company routinely buys and sells, in varying degrees, crude oil in the spot market. Such on-going activities carry various payment terms and require the Company to maintain adequate liquidity and working capital facilities. The Company's short-term working capital requirements (primarily letter of credit issuances to support crude oil requirements) fluctuate with the pricing and sourcing of crude oil. Historically, the Company's internally generated cash flows have been sufficient to meet its needs. Clark has a $400 million committed revolving line of credit (the "Clark Credit Agreement") for short-term cash borrowings and for the issuance of letters of credit primarily for purchases of crude oil, other feedstocks and refined products. See Note 7 "Working Capital Facility" to the Consolidated Financial Statements. The amount available under the facility at December 31, 1995 was $365 million. At December 31, 1995, $221 million of the facility was used for letters of credit. There were no direct borrowings under Clark's line of credit at December 31, 1993, 1994 or 1995.

  In November 1994, Clark refinanced its previous working capital facility with a group of banks. The working capital facility provides the Company with sufficient liquidity to support the expanded letter of credit needs related to the Port Arthur refinery. The Clark Credit Agreement contains covenants and conditions which, among other things, limit dividends, indebtedness, liens, investments, contingent obligations and capital expenditures, and require Clark to maintain its property and insurance, to pay all taxes and comply with all laws, and to provide periodic information and conduct periodic audits on behalf of the lenders. Clark is also required to comply with certain financial covenants. Clark renegotiated the covenant package in the Clark Credit Agreement in connection with the advance oil purchase transactions and received consent for the issuance of the 10-7/8% Notes, modification of the change of control provisions and approval of a bondholder consent solicitation. The new financial covenants are: (i) maintenance of working capital of at least $150 million at all times; (ii) maintenance of a tangible net worth (as defined) of at least $254 million adjusted quarterly to give effect to a portion of future earnings or capital contributions by Clark USA to Clark; (iii) maximum indebtedness to tangible net worth ratio (as defined) of 3.0 to 1.0 as of September 30, 1995, decreasing to a maximum of 2.75 to 1.0 on December 31, 1995 and 2.5 to 1.0 on September 30, 1996; (iv) maintenance of minimum levels of balance sheet cash (as defined) of $50 million at all times; and (v) a minimum ratio of adjusted cash flow (as defined) to debt service (as defined) of 1.25 to 1.0 for the two quarters ending September 30, 1995, of 1.25 to 1.0 for the three quarters ending December 31,1995, 1.25 to 1.0 for the four consecutive quarters ending March 31, 1996 and 1.25 to 1.0 for the four consecutive quarters ending June 30, 1996 and
1.5 to 1.0 for the four consecutive quarters thereafter. The covenants also limit Clark's ability to pay dividends to Clark USA to an amount not exceeding the lesser of (i) $10 million during any consecutive two quarter period and $20 million during any consecutive four quarter period or (ii) a dividend basket, which consists of the greater of $20 million less previous dividend payments of Clark's cumulative Adjusted Free Cash Flow, as defined in the Clark Credit Agreement, provided there is no default under the Clark Credit Agreement. As of January 31, 1996, the total amount available for dividends was $20 million. The amendments to the Clark Credit Agreement also increase the amount of future indebtedness that may be incurred by Clark USA without creating an event of default under the Clark Credit Agreement from $5 million to an amount equal to $25 million less the amount of certain future debt incurred by Clark. From December 29, 1995 to January 31, 1996, Clark USA made $40 million of equity contributions to Clark in connection with the above modifications to the Clark Credit Agreement. Clark was in compliance with all then existing and new covenants of the Clark Credit Agreement at December 31, 1995.

  Cash flows from investing activities (excluding short-term investment activities which the Company manages similar to cash and cash equivalents) are primarily affected by acquisitions and capital expenditures, including maintenance turnarounds. Cash flows used in investing activities (excluding short-term investments) in 1995 of $118.5 million compared to $119.0 million in 1994 and $73.9 million in 1993. Port Arthur refinery acquisition expenditures of $71.8 million was the largest component of investing activities in 1995. Capital expenditures for property, plant and equipment totaled $42.1 million (1994-- $100.3 million; 1993--$67.9 million) and expenditures for refinery maintenance turnarounds totaled $6.5 million (1994--$11.2 million; 1993--$20.6 million). Capital expenditures were reduced in 1995 in response to lower cash flow. Refining division capital expenditures were $15.8 million in 1995 (1994--$59.7 million, 1993--$39.2 million) primarily for mandatory maintenance and environmental expenditures. In 1994, projects included adding the capability to produce RFG at the Blue Island refinery and a revamp of the FCC and alkylation units at the Hartford refinery and in 1993, projects included Stretford, crude and FCC unit upgrades at the Blue Island refinery. Retail capital expenditures in 1995 totaled $25.2 million (1994--$38.2 million; 1993--$26.5 million) and consisted of one-half for regulatory compliance, principally related to Stage II vapor recovery and underground storage tank related work, and one-half for discretionary projects primarily related to the Company's reimaging program as well as the purchase of the existing equipment for new stores. In 1994 and 1993, approximately one-third of retail division capital expenditures were environmental projects related to tanks, lines, vapor recovery and underground storage tank related work. The balance of 1994 and 1993 retail division capital expenditures included discretionary projects such as reimaging locations using Clark's new logo and updated color scheme at nearly half of Clark's stores in 1994, canopies, store interior remodeling and expansion of store interior selling space, systems automation and the On The Go(R) store concept development.

  The Company invested $25 million in a project initiated to produce low sulfur diesel fuel at the Hartford refinery (the "DHDS Project") which was delayed in 1992 based on internal and third party analyses that indicated an oversupply of low sulfur diesel fuel capacity in the Company's marketplace. Based on these analyses, the Company projected relatively narrow price differentials between low and high sulfur diesel products. This projection has thus far been borne out after the initial transition to the low sulfur regulations. High sulfur diesel fuel is utilized by the railroad, marine and farm industries. If price differentials widen sufficiently to justify investment, the Company could install the necessary equipment over a 14 to 16 month period at an estimated additional cost of $40 million. The Company believes there may be potential for improved future economic returns related to the production of low sulfur diesel fuel, but is still deferring further construction on this project and also reviewing other options for the project. The Company believes it would not recover its entire investment in this project should the project not be completed.

  In February 1995, the Company acquired the Port Arthur Refinery from Chevron for approximately $70 million plus inventory and spare parts of approximately $122 million (a $5 million deposit was paid in 1994) and the assumption of certain liabilities for remediation of environmental contamination (estimated at $7.5 million) and employee postretirement benefits (estimated at $11.9 million). The purchase agreement also provides for contingent payments to Chevron of up to $125 million over a five year period from the closing date of the Port Arthur refinery acquisition in the event that refining industry margin indicators exceed certain escalating levels. The Company believes that even if such contingent payments would be required to be made, they would not have a material adverse effect on the Company's results of operations since the Company would also benefit by retaining one-half of such increased margins. Such contingent payments were not payable for the first measurement period which ended September 30, 1995 and would not be payable for the next annual period based on these industry margin indicators through December 31, 1995. The Company expects to incur additional costs of approximately $4 million related to environmental due diligence and capital expenditures during the two years following the Port Arthur refinery acquisition to establish a baseline for environmental contamination retained by Chevron.

  The Company classifies its capital expenditures into two categories, mandatory and discretionary. There are mandatory maintenance capital expenditures and mandatory environmental expenditures to comply with regulations pertaining to ground, water and air contamination and occupational, safety and health issues. The Company estimates that total mandatory expenditures will be approximately $65 million per year through 1998, including $50 million related to the refining division and the balance related to the retail division. Costs to comply with future regulations cannot be estimated. Concurrent with the Port Arthur refinery acquisition and based on estimates from its environmental consultants, the Company accrued an estimated $7.5 million for remediation of pipe trenches and free phase hydrocarbons in the Excluded Area. The expenditures are estimated to be approximately $0.7 million annually over the next 10 years.

  Expenditures to comply with reformulated and low sulfur fuels regulations are primarily discretionary, subject to market conditions and economic justification. These fuel programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenate content, detergent addition and sulfur content. The regulations regarding these fuel properties vary in markets in which the Company operates, based on attainment of air quality standards and the time of the year. The Company's Port Arthur, Blue Island and Hartford refineries have the capability to produce 60%, 40%, and 25%, respectively, of their gasoline production in reformulated gasoline. The Port Arthur refinery has the capability to produce 100% low sulfur diesel fuel.

  The Company has a philosophy to link total capital expenditures to cash generated from operations. The Company has a total capital and refinery maintenance turnaround expenditure budget of $90-$100 million for 1996, excluding acquisitions, if any. Total capital expenditures may be under budget if earnings are less than expected, and higher than budget if earnings are better than expected.

  Cash flow from financing activities was $174.7 million in 1995 compared to a use of $5.4 million in 1994 and $1.1 million in 1993. Financing activities in 1995 reflected the partial financing of the Port Arthur refinery acquisition with the sale of stock (the balance was financed with cash on hand), fees related to the larger working capital facility associated with the expanded working capital needs of the Company following the Port Arthur refinery acquisition and two capital leases associated with the sale and leaseback of certain refinery equipment at the Hartford and Port Arthur refineries. In 1994, expenditures were made related to the acquisition of a new working capital facility and equity financing for the Port Arthur refinery acquisition.

  Funds generated from operating activities together with existing cash, cash equivalents and short-term investments, are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the next year. Due to the commodity nature of its products, the Company's operating results are subject to rapid and wide fluctuations. While the Company's management believes that its maintenance of large cash, cash equivalents and short-term investment balances and other operating philosophies will be sufficient to provide the Company with adequate liquidity through the end of 1996, there can be no assurance that refining industry conditions will not be worse or continue longer than anticipated. Future working capital, discretionary capital expenditures, environmentally-mandated spending and acquisitions may require additional debt or equity capital.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

  The Financial Accounting Standards Board ("FASB")has issued Statement of Financial Accounting Standards ("SFAS") No. 121 concerning "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable with future cash flows. The Company will adopt this standard beginning January 1, 1996. The Company is currently undertaking analysis to determine the actual impact of this standard but does not believe with the possible exception of the DHDS Project, that this new standard will have a material impact on the Company's earnings or financial position. The Company believes that if the DHDS Project should not proceed due to continued relatively narrow price differentials between low and high sulfur diesel fuel, future cash flows from the asset may not support the cost expended to date of approximately $25 million. See "--Liquidity and Capital Resources".

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Inapplicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors, executive officers, Controller, Treasurer and Secretary of the Company and their respective ages and positions are set forth in the table below.

           Name                         Age                    Position
           ----                         ---                    --------
           Peter Munk                   68           Chairman of the Board and Director
           Paul D. Melnuk               41           President and Chief Executive Officer;
                                                     Chief Operating Officer; Director
           Maura J. Clark               37           Executive Vice President--Corporate Development and
                                                     Chief Financial Officer
           C. William D. Birchall       53           Director
           Gregory C. Wilkins           40           Director
           Bradley D. Aldrich           41           Executive Vice President--Refining
           Brandon K. Barnholt          37           Executive Vice President--Retail Marketing
           Dennis R. Eichholz           42           Controller and Treasurer
           Katherine D. Knocke          38           Secretary

  The Board of Directors of Clark USA consists of four directors who serve until the next annual meeting of stockholders or until a successor is duly elected. Directors do not receive any compensation for their services as such. Executive officers of the Company serve at the discretion of the Board of Directors of the Company.

  Peter Munk has served as a director and as Chairman of the Board of Clark USA since November 1988. Mr. Munk has served as Chairman of the Board of Clark since July 1992, as Chairman of the Board and Chief Executive Officer of Clark from August 1990 through July 1992 and as Vice Chairman of Clark from November 1988 through August 1990. Mr. Munk has served as a director of Clark since November 1988. Mr. Munk has served as Chairman of the Board of Directors of Horsham since its formation in June 1987 and as Chairman and Chief Executive Officer and a director of Barrick Gold Corporation ("Barrick") since July 1984.

  Paul D. Melnuk has served as a director and as President of Clark USA since September 1992 and as Vice President and Treasurer of Clark USA from November 1988 through September 1992. Mr. Melnuk has served as a director of Clark since October 1992, as President and Chief Executive Officer of Clark since July 1992, as President and Chief Operating Officer of Clark from February 1992 through July 1992, as Executive Vice President and Chief Operating Officer of Clark from December 1991 through February 1992, as Executive Vice President and Chief Financial Officer of Clark from November 1991 through December 1991, as Vice President and Chief Financial Officer of Clark from August 1990 through November 1991 and as Vice President of Clark from November 1988 through August 1990. Mr. Melnuk has served as a director of Horsham since March 1992. Mr. Melnuk served as President and Chief Operating Officer of Horsham from March 1992 through April 1994, as Executive Vice President and Chief Financial Officer of Horsham from May 1990 through February 1992 and as Vice President of Horsham from April 1988 through May 1990.

  Maura J. Clark has served as Executive Vice President--Corporate Development and Chief Financial Officer of Clark USA and Clark since August 1995. Ms. Clark is an employee of Horsham serving under a management consulting arrangement with Clark. Ms. Clark previously served as Vice President--Finance at North American Life Assurance Company, a financial services company, from September 1993 through July 1995. From May 1990 to September 1993, Ms. Clark served as Vice President Corporate Finance and Corporate Development of North American Trust Company (formerly First City Trust Company), a subsidiary of North American Life Assurance Company.

  C. William D. Birchall has been a director of Clark USA and Clark since November 1988. Mr. Birchall has been Chief Financial Officer of Arlington Investments Limited, a private investment holding company located in Nassau, Bahamas, for the last five years. Mr. Birchall has been a director of Barrick since July 1984 and a director of Horsham since 1987.

  Gregory C. Wilkins has been a director of Clark USA and Clark since August 1994 and has served as President of Horsham since April 1994. Mr. Wilkins has served as President of Trizec Corporation since February 1996 and has served as Executive Director, Office of the Chairman of Horsham and Barrick since September 1993; Executive Vice-President and Chief Financial Officer of Barrick from April 1990 through September 1993; Senior Vice-President, Finance of Barrick prior to April 1990.

  Dennis R. Eichholz has served as Controller and Treasurer of Clark USA and Vice President-Controller and Treasurer of Clark since February 1995. Mr. Eichholz has served as Vice President-Treasurer of Clark since December 1991 and served as Tax Manager of Clark from November 1988 through December 1991.

  Katherine D. Knocke has served as Secretary of Clark USA and Clark since April 1995. Ms. Knocke has served as in-house counsel of Clark since August 1994. Ms. Knocke previously was employed as an associate with the St. Louis law firm of Armstrong, Teasdale, Schlafly & Davis from September 1989 through August 1994.

  Bradley D. Aldrich has served as Executive Vice President--Refining, since December 1994. From 1991 through November 1994, Mr. Aldrich served as Vice President, Supply & Distribution for CF Industries, Inc., a chemical fertilizer manufacturer and distributor. From 1979 to 1991, Mr. Aldrich served in various capacities with Conoco, Inc., where he was Manager of Light Oil Supply and Operations from 1989 to 1991.

  Brandon K. Barnholt has served as Executive Vice President--Retail Marketing of Clark since December 1993, as Vice President--Retail Marketing of Clark from July 1992 through December 1993 and as Managing Director--Retail Marketing of Clark from May 1992 through July 1992. Mr. Barnholt previously served as Retail Marketing Manager of Conoco, Inc. from March 1991 through March 1992 and Lubricants Sales Manager from April 1988 through March 1991. During 1990 and 1989, Mr. Barnholt served as President of the Denver Conoco Credit Union.

  Except as described above, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which such person was elected or appointed as a director or executive officer. There are no family relationships between any director or executive officer and any other director or executive officer.


EXECUTIVE COMMITTEE

  The Executive Committee is principally responsible for making management policy for Clark as well as developing and implementing financial and human resource strategies, and improving Clark's financial position and results of operations. The members of the Executive Committee, which consists of four members, are as follows: Paul D. Melnuk, President and Chief Executive Officer; Brandon K. Barnholt, Executive Vice President--Marketing; Maura J. Clark, Executive Vice President--Corporate Development and Chief Financial Officer; and Bradley D. Aldrich, Executive Vice President--Refining.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

  The following table sets forth all cash compensation paid by Clark to its Chief Executive Officer and its other executive officers whose total annual compensation exceeded $100,000 for each of the years in the three-year period ended December 31, 1995.


                                                     ANNUAL COMPENSATION         LONG TERM
                                                     ----------------------
                                                               OTHER ANNUAL     COMPENSATION        ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR     SALARY     BONUS    COMPENSATION    AWARDS OPTIONS    COMPENSATION (e)
- ---------------------------       ----    ---------  --------  ------------    --------------    ----------------

Paul D. Melnuk.................  1995      $326,836  $ 75,000      $     --         100,000               $5,479
President and Chief              1994       325,893   150,000            --              --                7,528
  Executive Officer              1993(a)    325,578        --            --              --                8,994

Bradley D. Aldrich (b).........  1995       176,224    42,500         6,737         130,000(c)(d)             --
Executive Vice President--       1994         6,731    60,000            --              --                   --
  Refining                       1993            --        --            --              --                   --

Brandon K. Barnholt............  1995       176,273    75,000         6,750          50,000(c)             5,329
Executive Vice President--       1994       171,846   100,000            --              --                8,330
  Retail Marketing               1993       143,722   100,000            --          70,000(d)             4,500

Maura J. Clark (f).............  1995            --        --            --              --                   --
Executive Vice President--       1994            --        --            --              --                   --
  Corporate Development          1993            --        --            --              --                   --
  and Chief Financial Officer

(a) Mr. Melnuk also received compensation from Horsham for his services in his previous position as President and Chief Operating Officer of Horsham.
(b) Mr. Aldrich commenced employment on December 1, 1994. See "--Employment Agreement."
(c)  Options issued pursuant to the Performance Plan as described below.
(d) Mr. Aldrich and Mr. Barnholt hold options to acquire Horsham Shares received as compensation from Horsham for services performed for Clark under The Horsham Corporation Amended and Restated 1987 Stock Option Plan (the "Horsham Option Plan").
(e) Represents amount accrued for the account of such individuals under the Clark Retirement Savings Plan (the "Savings Plan").
(f) Ms. Clark is an employee of Horsham serving under an management consulting arrangement with Clark. Ms. Clark received approximately $117,000 in 1995 under such arrangement.


STOCK OPTIONS GRANTED DURING 1995

  The options granted during 1995 to the named executive officers under the Performance Plan (defined below) for services performed for Clark were as follows:

                                             PERCENT OF
                           NUMBER OF       TOTAL OPTIONS                           POTENTIAL REALIZABLE VALUE AT
                           SECURITIES        GRANTED TO                            ASSUMED ANNUAL RATES OF STOCK
                       UNDERLYING OPTIONS  ALL EMPLOYEES   EXERCISE EXPIRATION   PRICE APPRECIATION FOR OPTION TERM
NAME                        GRANTED           IN 1995       PRICE      DATE       5% ($)                  10% ($)
- ----                   ------------------  -------------   -------- ----------   --------                ----------
Paul D. Melnuk                100,000           14.8%      $15.00    2-27-04     $943,342                $2,390,614
Bradley D. Aldrich             30,000            4.4        15.00    2-27-04      283,003                   717,184
Brandon K. Barnholt            50,000            7.4        15.00    2-27-04      471,671                 1,195,307

CLARK OPTION PLAN

  In 1991, Clark established the Clark Option Plan under which options to purchase Horsham shares could be granted to certain of its non-employee directors and key employees. As of December 31, 1995, there were 154,500 options outstanding under the Clark Option Plan to purchase Horsham Shares at prices ranging from $7.19 to $11.88 per share. Clark, under a trust agreement, held 214,506 Horsham Shares at December 31, 1995, to meet obligations under the Clark Option Plan. No options were granted to executive officers or directors under the Clark Option Plan during the year ended December 31, 1993, 1994 or 1995.

YEAR-END OPTION VALUES

  The following table sets forth information with respect to the number and value of unexercised options to purchase Common Stock of Clark USA and Horsham Shares held by the executive officers named in the executive compensation table at December 31, 1995.

                                                                   NUMBER OF              VALUE OF UNEXERCISED
                            SHARES ACQUIRED                UNEXERCISED OPTIONS HELD   IN-THE-MONEY OPTIONS HELD
                             ON EXERCISE       VALUE         AT DECEMBER 31, 1995      AT DECEMBER 31, 1995 (a)
                          DURING YEAR ENDED   REALIZED    --------------------------  --------------------------
          NAME            DECEMBER 31, 1995  ON EXERCISE  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
          ----            -----------------  -----------  -----------  -------------  -----------  -------------
Paul D. Melnuk (b)......         --               --               --        100,000     $     --       $700,000
Bradley D. Aldrich (c)..         --               --               --        130,000           --        210,000
Brandon K. Barnholt.....         --               --           66,667         73,333      240,661        411,097

(a) For the Horsham Shares the value is based upon the closing price on the New York Stock Exchange-Composite Transactions on December 31, 1995. For the Common Stock of Clark USA the value is based on the issuance price in the Transactions.
(b) Mr. Melnuk also holds options to acquire Horsham Shares received as compensation for services provided to Horsham.
(c) In February 1995, Mr. Aldrich was granted an option to purchase 100,000 shares of Horsham Shares under the Horsham Option Plan.


SHORT-TERM PERFORMANCE PLAN

  Employees of Clark participate in an annual incentive plan which places at risk an incremental portion of their total compensation based on company, business unit and/or individual performance. The targeted at risk compensation increases with the ability of the individual to affect business performance, ranging from 12% for support personnel to 200% for the Chief Executive Officer. The other executive officers have the opportunity to earn an annual incentive equal to 125% of the individual's base salary. The actual award is determined based on financial performance as measured by return on equity with individual and executive team performance evaluated against pre-established operating objectives designed to achieve planned financial results. For essentially all other employees, annual incentives are based on specific performance indicators utilized to operate the business, principally productivity and profitability measures.


LONG-TERM PERFORMANCE PLAN

  Clark USA has adopted a Long-Term Performance Plan (the "Performance Plan"). Under the Performance Plan, designated employees, including executive officers, of Clark USA and its subsidiaries and other related entities are eligible to receive awards in the form of stock options, stock appreciation rights and stock grants. The Performance Plan is intended to promote the growth and performance of Clark USA by encouraging employees to acquire an ownership interest in Clark USA and to provide incentives for employee performance. An aggregate of 1,250,000 shares of Common Stock may be awarded under the Performance Plan, either from authorized, unissued shares which have been reserved for such purpose or from shares purchased on the open market, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the outstanding

Common Stock of Clark USA. As of December 31, 1995, 675,250 stock options have been issued (651,500 outstanding) under the Performance Plan.

  The Performance Plan is administered by the Board of Directors' Compensation Committee. Subject to the provisions of the Performance Plan, the Compensation Committee is authorized to determine who may participate in the Performance Plan and the number and types of awards made to each participant, and the terms, conditions and limitations applicable to each award. Awards may be granted singularly, in combination or in tandem. Subject to certain limitations, the Board of Directors is authorized to amend, modify or terminate the Performance Plan to meet any changes in legal requirements or for any other purpose permitted by law.

  Payment of awards may be made in the form of cash, stock or combinations thereof and may include such restrictions as the Compensation Committee shall determine, including, in the case of stock, restrictions on transfer and forfeiture provisions. The price at which shares of Common Stock may be purchased under a stock option may not be less than the fair market value of such shares on the date of grant. If permitted by the Compensation Committee, such price may be paid by means of tendering Common Stock, or surrendering another award, including restricted stock, valued at fair market value on the date of exercise, or any combination thereof. Further, with Compensation Committee approval, payments may be deferred, either in the form of installments or as a future lump sum payment. Dividends or dividend equivalent rights may be extended to and made part of any award denominated in stock, subject to such terms, conditions and restrictions as the Compensation Committee may establish. At the discretion of the Compensation Committee, a participant may be offered an election to substitute an award for another award or awards of the same or different type. Stock options initially have a 10 year term with a three year vesting schedule and are not exercisable until Clark USA's Common Stock is publicly traded. In accordance with the Stock Purchase Agreement (as defined herein), executive officers are restricted from exercising options for four years or until Tiger's interest in Clark USA falls below 10%.

  If the employment of a participant terminates, subject to certain exceptions for retirement, resignation, death or disability, all unexercised, deferred and unpaid awards will be canceled immediately, unless the award agreement provides otherwise. Subject to certain exceptions for death or disability, or employment by a governmental, charitable or educational institution, no award or other benefit under the Performance Plan is assignable or transferable, or payable to or exercisable by anyone other than the participant to whom it was granted.

  In the event of a "Change of Control" of Clark USA or Horsham (as defined in the Performance Plan), with respect to awards held by Performance Plan participants who have been employed by Clark USA for at least six months, (a) all stock appreciation rights which have not been granted in tandem with stock options will become exercisable in full, (b) the restrictions applicable to all shares of restricted stock will lapse and such shares will be deemed fully vested, (c) all stock awards will be deemed to be earned in full, and (d) any participant who has been granted a stock option which is not exercisable in full will be entitled, in lieu of the exercise of such stock option, to obtain cash payment in an amount equal to the difference between the option price of such stock option and the offer price (in the case of a tender offer or exchange offer) or the value of common stock covered by such stock option, determined as provided in the Performance Plan.

  Under the Performance Plan, a "Change in Control" includes, without limitation, with respect to Clark USA or Horsham, (i) the acquisition (other than by Horsham) of beneficial ownership of 25% or more of the voting power of its outstanding securities without the prior approval of at least two-thirds of its directors then in office, (ii) a merger, consolidation, proxy contest, sale of assets or reorganization which results in directors previously in office constituting less than a majority of its directors thereafter, or (iii) any change of at least a majority of its directors during any period of two years.


CLARK SAVINGS PLAN

  The Clark Savings Plan, which became effective in 1989, permits employees to make before-tax and after-tax contributions and provides for employer incentive matching contributions. Savings Plan assets are held in trust by Boatmen's Trust Company. Under the Savings Plan, each employee of Clark (and such other related companies as may adopt the Savings Plan) who has completed at least six months of service may become a participant. Participants are permitted to make before-tax contributions to the Savings Plan, effected through payroll deduction, of from 1% to 15% of their compensation. Clark makes matching contributions equal to 200% of a participant's before-tax contributions up to 3% of compensation. Participants are also permitted to make after-tax contributions through payroll deduction, of from 1% to 5% of compensation, which are not matched by employer contributions; provided that before-tax contributions and after-tax contributions, in the aggregate, may not exceed the lesser of 15% of compensation or $9,500 in 1996. All employer contributions are vested at a rate of 20% per year of service, becoming fully vested after five years of service. Amounts in employees' accounts may be invested in a variety of permitted investments, as directed by the employee, including in Horsham Shares. Participants' vested accounts are distributable upon a participant's disability, death, retirement or separation from service. Subject to certain restrictions, employees may make loans or withdrawals of employee contributions during the term of their employment.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Compensation of Clark's executive officers has historically been determined by Clark's Board of Directors. Mr. Melnuk, Clark USA's and Clark's President and Chief Executive Officer, is a member of Clark USA's and Clark's Board of Directors. Other than reimbursement of their expenses, neither Clark USA's nor Clark's directors receive any compensation for their services as directors. There are no interlocks between the Company and other entities involving the Company's executive officers and board members who serve as executive officers or board members of other entities, except with respect to the Company's parent, Horsham. Mr. Munk (Chairman and Chief Executive Officer of Horsham) serves as a director of Clark USA and the Company, Mr. Wilkins (President of Horsham) serves as a director of Clark USA and the Company and Mr. Melnuk (the President and Chief Executive Officer of Clark USA and the Company) serves as a director of Horsham.


EMPLOYMENT AGREEMENT

  Clark has an employment agreement with Mr. Aldrich which provides for a term of thirty months commencing December 1, 1994 at a minimum annual salary of $175,000. In addition, in February 1995 Mr. Aldrich was granted an option to purchase 100,000 shares of Horsham Shares under the Horsham Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT


  All of Clark's common stock is owned by Clark USA. The following table and the accompanying notes set forth certain information concerning the beneficial ownership of the Common Stock and Class A Common Stock of Clark USA, as of the date hereof: (i) each person who is known by Clark USA to own beneficially more than 5% of the Common Stock of Clark USA, (ii) each director and each executive officer who is the beneficial owner of shares of Common Stock and (iii) all directors and executive officers as a group.

                                                                                                             PERCENT OF
                                                                                                             ----------
     NAME AND ADDRESS                   TITLE OF  CLASS    NUMBER OF SHARES      PERCENT OF CLASS       TOTAL VOTING POWER(a)
   --------------------                 ---------------    ----------------      ----------------       ---------------------
Peter Munk (b).......................   Common                12,375,000                       65                         46
The Horsham Corporation                 Class A Common         1,125,000                       11
  BCE Place
  181 Bay Street, Suite 3900
  P.O.  Box 768
  Toronto, Ontario
  M5J 2T3 Canada

Julian H. Robertson, Jr. (c).........   Class A Common         9,000,000                       89                         31
Tiger Management Corporation
  101 Park Avenue
  New York, New York 10178

Paul D. Melnuk.......................   Class A Common            37,509                      (d)                        (d)

Occidental Petroleum Corporation.....   Common                 5,454,545                       29                         19
10889 Wilshire Boulevard
Los Angeles, California 90024

J. M. Salaam (e).....................   Common                 1,222,273                        6                          4
Gulf Resources Corporation
24-26 Regent's Bridge Gardens
London SW8 1HB England

All directors and executives officers
  as a group (b).....................   Common                12,375,000                       65                         46
                                        Class A Common         1,162,509                       11

(a) Represents the total voting power of all shares of common stock beneficially owned by the named stockholder. See "--Restrictions Under Tiger Agreements."
(b) As of December 31, 1995, Peter Munk, the Chairman of the Board of Directors of Horsham, held approximately 79% voting control of Horsham and as a result is deemed to own beneficially the shares owned by Horsham.
(c) Tiger has informed the Company that Julian H. Robertson, Jr., Tiger's chief executive officer, may be deemed to control Tiger. Mr. Robertson's address is 101 Park Avenue, New York, New York 10178.
(d) Less than 1%.
(e) Gulf has informed the Company that H. M. Salaam, Gulf's chairman, may be deemed to control Gulf. Mr. Salaam's address is 24-26 Regent's Bridge Gardens, London SW8 1HB England.

REPURCHASE OF STOCK

  On December 30, 1992, Clark USA entered into the AOC Stock Purchase Agreement and repurchased from AOC L.P. 34.67 shares of (the equivalent of 6,567,293 shares, following a 1995 stock split) its common stock (approximately 87% of the shares of Clark USA common stock owned by AOC L.P.) and the option held by AOC L.P. to acquire common stock described above, for a purchase price of $90 million in cash and the transfer of all of the shares of CMAT, the principal asset of which was a Colorado ski resort. Concurrently, Horsham purchased the remaining 5.33 shares (the equivalent of 1,009,624 shares, following the 1995 stock split) of common stock (approximately 13% of the shares of Clark USA common stock then owned by AOC L.P.) for a purchase price of $10 million in cash and a warrant to purchase up to 3,000,000 Horsham shares at an exercise price of $7.625 per share. In addition, the Stockholder Agreement was terminated.

  The shares of CMAT transferred to AOC L.P. were valued at approximately $9.9 million, following capitalization of certain intercompany debt held by Clark.

  In connection with the foregoing transaction, AOC L.P., its principals and their affiliates, on the one hand, and Horsham, Clark USA and Clark, on the other hand, delivered a Mutual Release of all claims, known or unknown, of either party against the other. In consideration of such release, Clark paid to AOC L.P. $2.5 million in cash.

  Clark USA financed the repurchase of shares of its common stock through short-term borrowings of $90 million from Horsham on December 30, 1992 with a yield to maturity of approximately 11.8%. Clark USA repaid the short-term borrowings on February 18, 1993 with proceeds of the sale of the Zero Coupon Notes.

  The AOC L.P. Contingent Payment is an amount which shall not exceed in the aggregate $24 million plus interest at 9% per annum compounded annually through December 31, 1996. The AOC L.P. Contingent Payment is payable 89% by Clark USA and 11% by Horsham. The Port Arthur Financing (excluding the separate purchase of shares retained by Horsham), caused calculation on the part of Clark USA to determine whether a payment was due to AOC L.P. Clark USA believes that no payment was due based, in part, upon the value of shares sold. Clark USA believes the Transactions do not trigger an obligation on Clark USA to calculate or make a payment to AOC L.P. Despite Clark USA's calculations of the amount of the AOC L.P. Contingent Payment related to the Port Arthur Financing and Clark USA's belief related to the Transactions, it is possible that AOC L.P. will assert, through litigation or otherwise, that an amount is payable as a result of the Port Arthur Financing or the Transactions (but such amount would not exceed $24.0 million plus interest at 9% per annum compounded annually through December 31, 1995, or approximately $31.1 million). There can be no assurance that Clark USA's calculation related to the Port Arthur Financing will prevail in the event that AOC L.P. contests such amounts in litigation or otherwise. Horsham has agreed to indemnify Clark USA for any Contingent Payment in excess of $7 million.


RESTRICTIONS UNDER TIGER AGREEMENTS

  Pursuant to the Stock Purchase Agreement, dated as of February 27, 1995 (the "Stock Purchase Agreement") between Clark USA, a subsidiary of Horsham, Horsham and Tiger, the Company agreed to the following:


 Limitation on Certain Transactions

  Pursuant to the Stock Purchase Agreement, Clark USA agreed that, so long as Tiger and/or its affiliates collectively own 20% of the issued and outstanding capital stock of Clark USA, the affirmative vote of the holders of a majority of the outstanding shares of Class A Common Stock shall be required for any of the following actions:

     (a) acquisitions by Clark USA during any calendar year of equity or debt securities (other than equity or debt securities purchased in connection with Clark USA's investment of excess cash) or fixed assets (other than pursuant to operating leases and other than as part of capital expenditure programs (whether or not requiring approval as contemplated by (c) below)) or assumptions by Clark USA of liabilities which, in the aggregate, exceed $10,000,000;

     (b) other than certain identified financings, financings by Clark USA (other than fully underwritten widely dispersed public offerings of Common Stock or pursuant to working capital arrangements) during any calendar year which in the aggregate exceed $10,000,000;

     (c) during calendar year 1995, capital expenditures by Clark USA which in the aggregate exceed $100,000,000 or, in any calendar year thereafter, which in the aggregate exceed $120,000,000 for such year;

     (d) any increase in any calendar year (in excess of the Consumer Price Index increase from the previous calendar year) in compensation payable at any time to any senior management member, and any termination of employment by Clark USA, or significant reduction by Clark USA in duties, of Paul Melnuk, the President and Chief Executive Officer of Clark USA;

     (e) other than a fully underwritten widely dispersed public offering of Common Stock, any material change in the capital structure of Clark USA (including, without limitation, any issuance of debt securities (except as permitted by (b) above)) or equity securities (other than pursuant to the Performance Plan );

     (f) any transactions between Clark USA on the one hand and any of its affiliates or Horsham or its affiliates on the other hand (other than pursuant to the Performance Plan ) which (a) are not on reasonable arm's length terms at fair market valuations or (b) during any calendar year exceed, in the aggregate, $2,500,000;

     (g) a merger or sale of Clark USA or more than 10% of its assets; and

     (h) prior to the second anniversary of the Public Float Target Date (as defined in the Stock Purchase Agreement), any acquisition by Clark USA which is funded by the issuance of new equity securities of Clark USA.

  In addition, so long as Tiger and/or its affiliates own collectively 20% of the issued and outstanding capital stock of Clark USA, Clark USA may not, and shall cause each of its subsidiary not to, engage in any business other than its current business.


 Tiger Director

  So long as Tiger and/or its affiliates own collectively 10% or more of the issued and outstanding capital stock of Clark USA, at each annual election of the Board of Directors of Clark USA thereafter, Clark USA will take all necessary action to elect to the Board of Directors of Clark USA one person nominated by Tiger. James J. Murchie currently serves as the director nominated by Tiger.


 Limitations on Sale of Capital Stock of Clark USA

  With respect to any public offering of Common Stock, Tiger on the one hand and Clark USA on the other hand may participate for the same number of shares, and Horsham and its affiliates may participate (with respect only to the Common Stock into which its Class A Common Stock is convertible) for a percentage of the number of shares being offered by Tiger which is equal to the percentage that the Common Stock into which Horsham's Class A Common Stock is convertible represents of the capital stock of Clark USA owned in the aggregate by Tiger; provided, however, that Clark USA shall have priority to the extent that funding is required in connection with such offering for mandatory redemption of Clark USA's Zero Coupon Notes.

  Other than as provided in the preceding paragraph or with Tiger's consent (which Tiger may grant or withhold in Tiger's sole discretion), Horsham shall not sell any equity securities of Clark USA owned by it (other than the Class A Common Stock issued to Horsham under the Stock Purchase Agreement or the Common Stock into which it is convertible), provided, however, that Horsham may sell equity securities of Clark USA after 120 days after Tiger no longer owns at least 10% of the then issued and outstanding capital stock of Clark USA unless Tiger shall at such time be actively attempting to sell any capital stock or shall have taken substantial steps in such regard.

  If any Purchaser (a "Selling Purchaser") proposes to sell all or any portion of its Class A Common Stock or its Class C Common Stock in a private sale to an entity engaged in the refining industry (a "Proposed Sale"), the Selling Purchaser will provide Clark USA with at least 45 days' written notice prior to the closing thereof (which closing shall be subject to Clark USA's right here under), and Clark USA will have the right, prior to the date of such closing (the "Proposed Sale Closing Date"), to produce an alternative buyer for the same number of shares at a higher price than in the Proposed Sale and otherwise on terms (including the date of closing being no later than the Proposed Sale Closing Date) equal or superior to the terms of the Proposed Sale. If the transaction with such alternative buyer does not close for any reason by the Proposed Sale Closing Date (other than by reason of a breach by the Selling Purchaser of its obligations), the Selling Purchaser shall be free during the next 90 days to sell the shares it proposed to sell in the Proposed Sale to any buyer (including the buyer in the Proposed Sale). Notwithstanding the above, Clark USA shall have the right, in its sole discretion, to prohibit any sales of capital stock of Clark USA for a period of time not to exceed 90 days from (i) the date of the initial public offering (the "IPO") of Clark USA's Common Stock if so required by the managing underwriters of the IPO or (ii) the date of the notice referred to in the first sentence of this paragraph in the event of a pending material transaction. In the event Clark USA shall prohibit any sales of its capital stock of Clark USA pursuant to the preceding sentence, the 90 day period during which the Selling Purchaser would have otherwise been free to sell the shares it proposed to sell in the Proposed Sale shall be extended to the date following expiration of such prohibition which is the same number of days thereafter as the number of days during such 90-day period that such prohibition was in effect.

  Any executive officer of Clark USA exercising options issued pursuant to the Performance Plan may not sell equity securities of Clark USA issued upon exercise of options issued pursuant to the Performance Plan until the earlier of four years after February 27, 1995 or 120 days after Tiger and its affiliates own less than 10% of the capital stock of Clark USA and then only if Tiger and its affiliates shall not at such time be actively attempting to sell equity securities of Clark USA or have taken substantial steps in such regard.

  Clark USA has agreed that it will not undertake an initial public offering for its own account prior to January 1, 1997 at a Net Price less than $20 per share without the consent of (a) Oxy Partners, unless Clark USA issues to Oxy Partners additional shares of Class D Common Stock (or an equivalent value in cash) sufficient to result in all the shares issued to Oxy Partners under the Occidental Merger Agreement or the Oxy Stockholders' Agreement (together with any such cash payment) having an aggregate value of $120 million based on the Net Price, and (b) Tiger.


 Registration Rights

  In connection with the execution of the Stock Purchase Agreement, Clark USA entered into a registration rights agreement (the "Tiger Registration Rights Agreement") with TMC, a subsidiary of Horsham and Paul D. Melnuk. In the Tiger Registration Rights Agreement, Clark USA agreed, among other things, to provide Tiger with demand and piggyback registration rights with respect to their shares of Class C Stock and shares of Common Stock issuable upon conversion of their Class A Stock (including shares of Class A Stock issuable upon conversion of shares of Class C Stock). Clark USA also agreed to file a shelf registration and to use its best efforts to cause the shelf registration to become effective not later than the later of (i) 90 days after consummation of an initial public offering or (ii) August 27, 1995, and to remain effective for a period of four years from the date upon which the shelf registration is declared effective.


THE OXY STOCKHOLDERS' AGREEMENT

  Clark USA and Oxy Partners entered into a Stockholders' Agreement (the "Oxy Stockholders' Agreement"). The Oxy Stockholders' Agreement provides that Oxy Partners will be entitled to designate one director to the Board of Directors of Clark USA so long as Oxy Partners and its affiliates own at least 10% of the outstanding shares of capital stock of Clark USA on a fully diluted basis. Stephen I. Chazen currently serves as the director designated by Oxy Partners.

  The Oxy Stockholders' Agreement generally prohibits the sale of shares of capital stock of Clark USA by Oxy Partners and its transferees except (a) pursuant to a public offering, (b) to Clark USA or any subsidiary of Clark USA, Horsham, Oxy Partners, Tiger or their respective affiliates, (c) subject to certain restrictions, pursuant to Rule 144 under the Securities Act, or (d) to third parties, subject to a right of first refusal granted to Clark USA. The Oxy Stockholders' Agreement prohibits any sale of shares of capital stock of Clark USA without the consent of Tiger whenever Tiger is actively attempting to sell any capital stock of Clark USA or has taken substantial steps in such regard.

  Pursuant to the Oxy Stockholders' Agreement, Oxy Partners will be entitled to receive additional shares of Class D Common Stock if Clark USA, whether or not for its own account, effects a public offering of common stock at a price, net of all fees, commissions and discounts (the "Net Price") below $22 per share. Subject to appropriate adjustments for stock dividends, recapitalizations and similar events, the additional shares of Class D Common Stock to be received by Oxy Partners in this circumstance will be valued at a minimum of $20 per share and will not exceed 545,455 shares in the aggregate. See "--Restrictions Under Tiger Agreements".

  Clark USA has granted to Oxy Partners the right, after Clark USA has made a public offering of equity securities, to make one demand that Clark USA register under the Securities Act shares of Clark USA's capital stock held by Oxy Partners. Oxy Partners will also have the right to participate in registrations effected by Clark USA for its account or for the account of another stockholder.


THE GULF STOCKHOLDERS' AGREEMENT

  Clark USA, Gulf and Gulf Holdings, entered into a Stockholders' Agreement (the "Gulf Stockholders' Agreement"). The Gulf Stockholders' Agreement generally prohibits the sale of shares of capital stock of Clark USA by the Gulf Stockholders and their transferees except (a) to Gulf or an affiliate of Gulf or
(b) in a transaction in which Horsham sells any shares of capital stock of Clark USA. The Oxy Stockholders' Agreement prohibits any sale of shares of capital stock of Clark USA without the consent of Tiger whenever Tiger is actively attempting to sell any capital stock of Clark USA or has taken substantial steps in such regard. In any such sale by Horsham, Gulf shall have the right to elect to include in such sale a number of shares of common stock of Clark USA owned by Gulf proportionate to the total number of shares owned by Gulf relative to Horsham.

  Pursuant to the Gulf Stockholders' Agreement, Gulf and Gulf Holdings will be entitled to receive additional shares of Class D Common Stock if Clark USA, whether or not for its own account, effects a public offering of Common Stock at a Net Price below $22 per share. Subject to appropriate adjustments for stock, dividends, recapitalizations and similar events, the additional shares of Class D Common Stock to be received by the Gulf Stockholders in this circumstance will be valued at a minimum of $20 per share and will not exceed 122,227 shares in the aggregate.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Horsham and Clark have agreements to provide certain management services to each other from time to time. Clark has established trade credit with various suppliers of its petroleum requirements, occasionally requiring the guarantee of Horsham. Fees related to trade credit guarantees totaled $50,000, $100,000 and $200,000 in 1993, 1994 and 1995, respectively.

  In August 1993, Horsham established HSM Insurance Inc. ("HSM"), a wholly owned subsidiary, to provide environmental impairment liability insurance coverage for Clark and other companies, including unaffiliated companies. The Company believes premiums paid to HSM were comparable to premiums that would be paid to unaffiliated carriers for similar coverage. Premiums paid by Clark to HSM were $0.6 million and $2.0 million for 1993 and 1994, respectively. No loss claims have been made by Clark under the policy. The policy was terminated on December 31, 1994.

  The business relationships described above and any future business relationships between the Company and Horsham will be on terms no less favorable in any respect than those which could be obtained through dealings with third parties.

  In February 1995, Clark USA sold 9,000,000 shares of Class A Common Stock and 562,500 shares of Class C Common Stock to a Horsham subsidiary for an aggregate consideration of $135 million. Such funds, together with available cash of Clark USA and Clark, were used to fund the purchase of the Port Arthur Refinery, including inventory and spare parts. In connection with the sale of the Class A Common Stock and the Class C Common Stock, Horsham and its affiliates exchanged their Common Stock for a combination of Common Stock and Class B Common Stock.

  Thereafter, the Horsham subsidiary sold 8,000,000 of such shares of Class A Common Stock and 500,000 of such shares of Class C Common Stock to Tiger for $120 million. Each share of Class C Common Stock has subsequently been converted into two shares of Class A Common Stock and Class B Common Stock shares have been cancelled based on a predetermined ratio tied to Clark USA's 1995 earnings.

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

3.  EXHIBITS

    EXHIBIT
    NUMBER                               DESCRIPTION
    ------                               -----------

     3.1 Restated Certificate of Incorporation of Clark Refining & Marketing, Inc. (Incorporated by reference to Exhibit 3.1 filed with Clark Oil & Refining Corporation Registration Statement on Form S-1 (Registration No. 33-28146))

     3.2 Certificate of Amendment to Certificate of Incorporation of Clark Refining & Marketing, Inc. (Incorporated by reference to Exhibit 3.2 filed with Clark Oil & Refining Corporation Annual Report on Form 10-K (Registration No. 1-11392))

     3.3 By-laws of Clark Refining & Marketing, Inc. (Incorporated by reference to Exhibit 3.2 filed with Clark Oil & Refining Corporation Registration Statement on Form S-1 (Registration No. 33-28146))

     4.1 Indenture between Clark Refining & Marketing, Inc. (formerly Clark Oil & Refining Corporation) and NationsBank of Virginia, N.A. (formerly Sovran Bank, N.A.) including the form of 10 1/2% Senior Notes due 2001 (Incorporated by reference to Exhibit 4.1 filed with Clark Oil & Refining Corporation Registration Statement on Form S-1 (File No. 33-43358))

     4.2 Supplemental Indenture between Clark Refining & Marketing, Inc. and NationsBank of Virginia, N.A., dated February 17, 1995 (Incorporated by reference to Exhibit 4.4 filed with Clark USA, Inc. Annual Report on Form 10-K for the year ended December 31, 1994) (File No. 33-59144))

     4.3 Indenture between Clark Refining & Marketing, Inc. (formerly Clark Oil & Refining Corporation) and NationsBank of Virginia, N.A. including the form of 9 1/2% Senior Notes due 2004 (Incorporated by reference to Exhibit 4.1 filed with Clark Oil & Refining Corporation Registration Statement on Form S-1 (File No. 33-50748))

     4.4 Supplemental Indenture between Clark Refining & Marketing, Inc. and NationsBank of Virginia, N.A., dated February 17, 1995
            (Incorporated by reference to Exhibit 4.6 filed with Clark USA, Inc. Annual Report on Form 10-K for the year ended December 31, 1994) (File No. 33-59144))

     10.1 Amended and Restated Credit Agreement, dated as of April 19, 1995 (the "Amended and Restated Credit Agreement"), among Clark Refining & Marketing, Inc., as Borrower, Bank of America National Trust and Savings Association, as Administrative Agent, Bankers Trust Company, as Documentation Agent, The Toronto-Dominion Bank, as Syndication Agent, BA Securities, Inc., as Technical Agent , and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.1 filed with Clark USA, Inc. Form 8-K, dated December 1, 1995 (File No. 33-59144))

     10.2 First Amendment to Amended and Restated Credit Agreement, dated as of June 14, 1995 (Incorporated by reference to Exhibit 10.2 filed with Clark USA, Inc. Form 8-K, dated December 1, 1995 (File No. 99-59144))

     10.3 Second Amendment to Amended and Restated Credit Agreement, dated as of November 27, 1995 (Incorporated by reference to Exhibit 10.3 filed with Clark USA, Inc. Form 8-K, dated December 1, 1995 (File No. 33-59144))

     10.1 Clark Refining & Marketing, Inc. Stock Option Plan (Incorporated by reference to Exhibit 10.5 filed with Clark Registration Statement on Form S-1 (Registration No. 33-43358))

     10.2 Clark Refining & Marketing, Inc. Savings Plan, as amended and restated effective as of October 1, 1989 (Incorporated by reference to Exhibit 10.6 filed with Clark Oil & Refining Corporation Annual Report on Form 10-K for the year ended December 31, 1989 (Commission File No. 1-11392))

     10.3 Employment Agreement of Bradley D. Aldrich. (Incorporated by reference to Exhibit 10.4 filed with Clark USA, Inc. Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 33-59144))

     10.40 Amended and Restated Asset Sale Agreement, dated as of August 16, 1994 between Chevron U.S.A. Inc. and Clark Refining & Marketing, Inc., (Incorporated by reference to Exhibit 10.3 filed with Clark USA, Inc. Current Report on Form 8-K, dated February 27, 1995 (Registration No. 33-59144))

     10.41 Chemical Facility Lease with Option to Purchase (Incorporated by reference to Exhibit 10.9.2 filed with Clark USA, Inc. Registration Statement on Form S-1 (Registration No. 33-84192))

     10.42  Sublease of Chemical Facility Lease (Incorporated by reference to
            Exhibit 10.9.3 filed with Clark USA, Inc. Registration Statement on Form S-1 (Registration No. 33-84192))

     10.43 PADC Facility Lease with Option to Purchase (Incorporated by reference to Exhibit 10.9.4 filed with Clark USA, Inc. Registration Statement on Form S-1 (Registration No. 33-84192))

     10.44 Supply Agreement for the Chemical Facility (Incorporated by reference to Exhibit 10.9.5 filed with Clark USA, Inc. Registration Statement on Form S-1 (Registration No. 33-84192))

     10.45 Services Agreement for the Chemical Facility (Incorporated by reference to Exhibit 10.9.6 filed with Clark USA, Inc. Registration Statement on Form S-1 (Registration No. 33-84192))

     10.46  Supply Agreement for the PADC Facility (Incorporated by reference to
            Exhibit 10.9.7 filed with Clark USA, Inc. Registration Statement on Form S-1 (Registration No. 33-84192))

     10.47 Services Agreement for the PADC Facility (Incorporated by reference to Exhibit 10.9.8 filed with Clark USA, Inc. Registration Statement on Form S-1 (Registration No. 33-84192))

     12.1   Computation of Ratio of Earnings to Fixed Charges

(B) REPORTS ON FORM 8-K

  December 1, 1995, Clark USA, Inc. completes mergers with subsidiaries of Occidental Petroleum Corporation and Gulf Resources Corporation

                               GLOSSARY OF TERMS

Refining

API Gravity -      A density measure of heavy or light crude oil

Alkylation Unit -  Also known as the alky unit; a refinery unit that uses hydrofluoric acid as a catalyst to combine lower value products from the FCC unit and purchased gases (isobutane) to produce gasoline.

BPD -              Barrels per day

Barrel (Bbl) -     A common unit of measure in the oil industry which equates to
                   42 gallons

Black Oil -        Oil that remains after higher value products such as
                   gasoline, diesel and jet fuel are separated. Black oil would include asphalt, which is used in paving streets, and #6 oil which can be burned by utilities or marine vessels to generate electricity.

Blendstocks -      Various compounds that are combined with product from the
                   crude separator process to make finished gasoline and diesel fuel; these may include natural gasoline, FCC gasoline, ethanol, reformate or butane, among others

By-products -      Products that result from extracting high value products such as gasoline, jet and diesel fuel from crude oil: these include black oil, sulfur, propane, coke and other products.

CP - Convenience products such as beverages, cigarettes and snacks.

Catalyst -         A substance that alters, accelerates or instigates chemical changes, but is neither produced nor consumed in the process.

Coker Unit -       A refinery unit which takes the lowest value component of
                   crude oil after higher value products are removed, further extracts more valuable products and converts the rest into petroleum coke.

Crack Spread -     A simplified model that measures the difference between the price for finished products and crude oil. A 3/2/1 crack spread is often referenced and represents the approximate revenue and cost breakdown of a barrel of crude being, three barrels of crude produce two barrels of gasoline and one barrel of diesel fuel.

Crude Unit -       The initial refinery unit that the crude oil runs through
                   where it is heated and various products separated. As crude oil is heated to certain temperatures it vaporizes and different products are separated. This is the distillation process. Listed below are the products that typically come from crude oil and the approximate temperatures at which they are separated from it:

                                butanes/lighter less than 90/./F
                                gasoline        90/./F - 220/./F
                                naphtha         220/./F - 315/./F
                                kerosene        315/./F - 450/./F
                                diesel          450/./ - 650/./F
                                gas oil         650/./F - 800/./F
                                residue         800/./F and higher

DHDS Unit -        Also known as distillate hydrotreater desulfurizer; removes sulfur and other impurities from distillates, primarily diesel and jet fuel.

Distillates -      Primarily diesel, jet fuel and kerosene.

Djeno Crude Oil -  Also known as Djeno Melange crude oil.  A heavy sweet crude oil from the Republic of the Congo.

Djeno Melange -    See Djeno crude oil.

Dual Train -       Two parallel paths for refining hydrocarbons. Each path
                   contains the same or similar processing equipment (i.e. most major processing units are present in each path with some minor variations in the processing units and/or capacities.

ETBE - Ethyl tertiary butyl ether, an oxygenate blendstock. Ethers are oxygen containing organic compounds and one added to gasoline to increase oxygen content and boost octane

Ethanol -          An alcohol, primarily derived from corn and other feed
                   grains, sometimes used in gasoline blending.

FCC Unit -         Also known as the fluid catalytic cracker; the unit takes low grade products from the crude unit and converts them to gasoline through a chemical process using catalysts.

Feedstock -        Hydrocarbon compounds, such as crude oil and natural gas
                   liquids, that are processed and blended into refined products.

G & A -            General and administrative expenses.

Gal. -             Gallon.

Grade Splits -     Regular unleaded versus extra unleaded versus premium
                   unleaded. Commonly used in referring to improvement in selling higher profit gasoline such as extra and premium unleaded.

Guard Basin -      Water collection area for storm water, oil runoff, etc.

Heavy Crude Oil -  A crude oil that is relatively viscous in texture which is harder to process yields less high value products such as gasoline and diesel fuel, but is cheaper.

Isomax Unit -      Similar to FCC unit.

LPG - Also known as Liquefied Petroleum Gases. Liquefied light ends gases used for home heating and cooking.

Light Crude Oil -  A crude oil that is relatively thin in texture which is easier to process and yields more high value products such as gasoline and diesel fuel, but is more expensive.

M -                Thousands.

MM -               Millions.

MTBE - Methyl tertiary butyl ether, an oxygenate blendstock. Ethers are oxygen containing organic compounds and are added to gasoline to increase oxygen content and boost octane.

Maya -             A heavy, sour crude oil from Mexico.

Naphtha -          Natural or unrefined gasoline with a low octane rating that is separated out of the crude oil during the refining process.

NYMEX - New York Mercantile Exchange, an exchange that facilitates the buying and selling of crude oil and various refined products for delivery at various times in the future.

Oxygenates -       Compounds containing oxygen which, when added to conventional gasoline, reduce the carbon monoxide emissions of the gasoline.

PMPS -             Per month per store.

Petroleum Coke -   Also known as coke; a coal like substance that can be burned to generate electricity or used as a hardener in concrete.

Platformer -       A refinery unit that takes low octane gasoline and converts it to high octane gasoline by using a platinum / rhenium catalyst. Also known as a reformer.

Production -       The finished products such as gasoline and diesel fuel which are converted from crude oil by a refinery.

Rated Crude Oil
Capacity -         The crude oil processing capacity of a refinery that is
                   established by engineering design.

Refined products - The hydrocarbon compounds, such as gasoline, diesel fuel, jet fuel and residual fuel, that are produced by a refinery.

Refinery
conversion -       The ability of a refinery to produce high-value lighter
                   refined products such as gasoline, diesel fuel and jet fuel from crude oil and other feedstocks.

Refining margin -  The difference between crude oil and other feedstock, intermediate stock and blendstock component costs and the cost of refined products sold, expressed in dollars per barrel of refined product .

Reformer Unit -    Same as a platformer.

Reformulated
Gasoline -         Gasoline blended in accordance with certain specifications, that is designed to reduce ozone-forming and toxic pollutants.

Resid - Residual fuel oil or residue. A derivative of crude oil obtained from the basic stages of refining operations. Also known as atmospheric or vacuum tower bottoms.

Single Train -     A standard refinery configuration consisting of crude unit and several downstream conversion units with no significant amount of redundancy in such units.

Sour Crude Oil -   A crude oil that is relatively high in sulfur content,
                   requiring additional processing to remove the sulfur, but is typically less expensive.

Sweet Crude Oil -  A crude oil that is relatively low in sulfur content, requiring less processing to remove the sulfur, but is typically more expensive.

TAME - Tertiary amyl methyl ether. An oxygen-rich, high-octane gasoline blendstock produced by reacting methanol with isoamylene.

TIP Unit -         Also known as the Total Isomerization Process unit; a
                   refinery unit that modifies lower octane products received from the crude unit into higher octane materials used in gasoline.

Throughput -       The amount of a substance processed through a unit.

Turnaround -       Shutting down various units of a refinery to service, clean and refurbish the components; maintenance turnaround occurs every three to four years or as needed.

Unifier Unit -     A refinery unit that removes sulfur, nitrogen and other
                   impurities from the naphtha separated at the crude unit.

Unusual Items -    Those charges or credits not occurring in the normal course of business.

Utilization -      Ratio of total refinery production to the rated crude oil
                   capacity of the refinery.

WTI - West Texas Intermediate crude oil, a light; sweet crude oil that is used as a benchmark for other crude oil types.

Yield - The percentage of refined products that are produced from feedstocks

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                                              PAGE
                                                                                                                              ----
Clark Refining & Marketing, Inc. and Subsidiaries:
  Annual Financial Statements
    Report of Independent Accountants......................................................................................    52
    Consolidated Balance Sheets as of December 31, 1994 and 1995...........................................................    53
    Consolidated Statements of Earnings for the years ended December 31, 1993, 1994 and 1995...............................    54
    Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.............................    55
    Consolidated Statement of Stockholder's Equity for the years ended December 31, 1993, 1994 and 1995....................    56
    Notes to Consolidated Financial Statements.............................................................................    57

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Clark Refining & Marketing, Inc:

  We have audited the accompanying consolidated balance sheets of Clark Refining & Marketing, Inc. and Subsidiary, (a Delaware corporation and wholly-owned subsidiary of Clark USA, Inc.), as of December 31, 1994 and 1995 and the related consolidated statements of earnings, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clark Refining & Marketing, Inc. and Subsidiary as of December 31, 1994 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

  As discussed in Note 3 to the financial statements, in 1994 the Company changed its method of accounting for short-term investments. As discussed in
Note 12 to the financial statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions.


                                  Coopers & Lybrand L.L.P.

St. Louis, Missouri
February 2, 1996

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands except per share data)

                                       Reference  December 31,   December 31,
                 ASSETS                   Note       1994            1995
                                       ---------  ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents               2        $105,450     $   60,477
   Short-term investments                 2, 3        28,658         46,116
   Accounts receivable                                77,794        179,200
   Inventories                            2, 4       151,466        290,444
   Prepaid expenses and other                         15,659         18,875
                                                    --------     ----------
          Total current assets                       379,027        595,112

PROPERTY, PLANT AND EQUIPMENT             2, 5       429,805        549,292
OTHER ASSETS                              2, 6        50,717         43,930
                                                    --------     ----------
                                                    $859,549     $1,188,334
                                                    ========     ==========


 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                        7        $165,610     $  315,236
   Accrued expenses and other             8, 9        41,639         41,501
   Accrued taxes other than income                    41,407         45,240
                                                    --------     ----------
          Total current liabilities                  248,656        401,977

LONG-TERM DEBT                            8, 9       400,734        420,441
DEFERRED INCOME TAXES                    2, 13        29,178         22,861
OTHER LONG-TERM LIABILITIES                12         18,129         38,937
CONTINGENCIES                              16             --             --

STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per
      share; 1,000 shares authorized
      and 100 shares issued and
      outstanding)                                        --             --
   Paid-in capital                      10, 15        30,000        195,610
   Retained earnings                     3, 7        132,852        108,508
                                                    --------     ----------
           Total stockholder's equity                162,852        304,118
                                                    --------     ----------

                                                    $859,549     $1,188,334
                                                    ========     ==========

       The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                            (Dollars in thousands)

                                                    For the year ended December 31,
                                      Reference  -------------------------------------
                                        Note         1993         1994        1995
                                     ----------  -----------  -----------  -----------
NET SALES AND OPERATING REVENUES                 $ 2,263,410  $ 2,440,028  $ 4,486,083

EXPENSES:
 Cost of sales                                    (1,936,563)  (2,092,516)  (4,018,274)
 Operating expenses                                 (218,087)    (237,332)    (395,039)
 General and administrative
   expenses                                          (27,533)     (33,990)     (30,618)
 Depreciation                            2           (23,402)     (26,540)     (31,435)
 Amortization                           2, 6         (11,907)     (10,797)     (12,001)
 Inventory recovery of (write-down
   to) market value                      4           (26,500)      26,500           --
                                                 -----------  -----------  -----------
                                                  (2,243,992)  (2,374,675)  (4,487,367)
                                                 -----------  -----------  -----------

OPERATING INCOME (LOSS)                               19,418       65,353       (1,284)

 Interest and financing costs, net       8           (29,933)     (37,547)     (39,916)
 Other income                           11            11,370           --           --
                                                 -----------  -----------  -----------

EARNINGS (LOSS) BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                    855       27,806      (41,200)

 Income tax benefit (provision)         2, 13            513       (9,732)      15,656
                                                 -----------  -----------  -----------

EARNINGS (LOSS) BEFORE CUMULATIVE
 EFFECT OF CHANGE  IN ACCOUNTING
 PRINCIPLE                                             1,368       18,074      (25,544)

 Cumulative effect of change in
   accounting principle (net of
   tax benefit of $5,992)                12           (9,595)          --           --
                                                 -----------  -----------  -----------

NET EARNINGS (LOSS)                              $    (8,227) $    18,074  $   (25,544)
                                                 ===========  ===========  ===========

       The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

                                                                                              For the year ended December 31,
                                                                                         ---------------------------------------
                                                                                            1993           1994          1995
                                                                                         ---------       --------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                                    $  (8,227)      $ 18,074     $ (25,544)
  Cumulative effect of change in accounting principle                                        9,595             --            --
  Adjustments:
    Depreciation                                                                            23,402         26,540        31,435
    Amortization                                                                            13,025         11,973        17,370
    Realized (gain) loss on sales of investments                                              (373)         5,396            --
    Share of earnings of affiliates, net of dividends                                          197           (468)       (1,413)
    Deferred income taxes                                                                   (3,536)         9,732       (15,656)
    Inventory (recovery of) write-down to market value                                      26,500        (26,500)           --
    Other                                                                                    1,271          1,271         1,385

  Cash provided by (reinvested in) working capital -
    Accounts receivable, prepaid expenses and other                                          2,328        (21,135)     (110,966)
    Inventories                                                                            (23,378)        22,995      (138,978)
    Accounts payable, accrued expenses, taxes other than
      income, and other                                                                     27,627          5,859       156,814
                                                                                         ---------      ---------     ---------
        Net cash (used in) provided by operating activities                                 68,431         53,737       (85,553)
                                                                                         ---------      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                                     (114,534)       (89,987)      (41,500)
  Sales of short-term investments                                                          168,843        187,785        25,942
  Expenditures for property, plant and equipment                                           (67,938)      (100,276)      (42,093)
  Expenditures for turnaround                                                              (20,577)       (11,191)       (6,525)
  Refinery acquisition expenditures                                                             --        (13,514)      (71,776)
  Proceeds from disposals of property, plant and equipment                                   4,582          5,941         1,866
  Payment received on CMAT, Inc. note                                                       10,000             --            --
  Other investing activity                                                                    (201)            --            --
                                                                                         ---------      ---------     ---------
        Net cash used in investing activities                                              (19,825)       (21,242)     (134,086)
                                                                                         ---------      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital lease transactions                                                      --             --        24,301
  Long-term debt payments                                                                     (775)          (585)       (1,620)
  Capital contribution                                                                          --             --       165,610
  Deferred financing costs                                                                    (663)        (4,804)      (13,625)
  Other                                                                                        299             --            --
                                                                                         ---------      ---------     ---------
        Net cash provided by (used in) financing activities                                 (1,139)        (5,389)      174,666
                                                                                         ---------      ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        47,467         27,106       (44,973)
CASH AND CASH EQUIVALENTS, beginning of period                                              30,877         78,344       105,450
                                                                                         ---------      ---------     ---------
CASH AND CASH EQUIVALENTS, end of period                                                 $  78,344      $ 105,450     $  60,477
                                                                                         =========      =========     =========

       The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                            (Dollars in thousands)

                                                                             Common         Paid-in      Retained
                                                                              Stock         Capital      Earnings
                                                                             -------        --------     --------
BALANCE - January 1, 1993                                                        --           30,000      124,205

     Net Loss                                                                                     --       (8,227)
                                                                             -------        --------     --------
BALANCE - December 31, 1993                                                      --           30,000      115,978

     Net Earnings                                                                --               --       18,074
     Change in unrealized short-term investment
        gains and losses, net of tax benefit of $700                             --               --       (1,200)
                                                                             -------        --------     --------
BALANCE - December 31, 1994                                                      --           30,000      132,852

     Net Loss                                                                    --               --      (25,544)
     Capital contributions                                                       --          165,610           --
     Change in unrealized short-term investment
        gains and losses, net of tax provision of $700                           --               --        1,200
                                                                             -------        --------     --------
BALANCE - December 31, 1995                                                  $   --         $195,610     $108,508
                                                                             =======        ========     ========

       The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995
              (TABULAR DOLLAR AMOUNTS IN THOUSANDS OF US DOLLARS)



1.  GENERAL

  Clark Refining & Marketing, Inc., a Delaware corporation ("Clark" or "the Company"), is wholly owned by Clark USA, Inc., a Delaware corporation ("Clark USA"). Clark's principal operations include crude oil refining, wholesale and retail marketing of refined petroleum products and retail marketing of convenience store items in the Central United States.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  The Company's earnings and cash flow from operations are primarily dependent upon processing crude oil and selling quantities of refined petroleum products at margins sufficient to cover operating expenses. Crude oil and refined petroleum products are commodities, and factors largely out of the Company's control can cause prices to vary, in a wide range, over a short period of time. This potential margin volatility can have a material effect on financial position, current period earnings and cash flow.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents; Short-term Investments

  Clark considers all highly liquid investments, such as time deposits, money market instruments, commercial paper and United States and foreign government securities, purchased with an original maturity of three months or less, to be cash equivalents. Short-term investments consist of similar investments, as well as United States government security funds, maturing more than three months from date of purchase and are carried at fair value (see Note 3 "Short-term Investments"). Clark invests only in AA rated or better fixed income marketable securities or the short-term rated equivalent.

  The Company has reclassified certain items in its 1993 and 1994 Consolidated Financial Statements to include checks issued which have not yet cleared the bank account into accounts payable. Such negative balances included in "Accounts payable" were $17.6 million, $10.2 million and $12.1 million at December 31, 1993, 1994 and 1995 respectively.

  Cash and cash equivalents include $45.0 million of debt securities whose cost approximated market value at December 31, 1995 (1994 - none) and for which there were no realized gains or losses recorded in the period.

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. Credit risk on trade receivables is minimized as a result of the credit quality of the Company's customer base and industry collateralization practices. As of December 31, 1995 the Company had $17.0 million due from Chevron USA Products Co. and 1995 sales to Chevron of $448.8 million.

   Inventories

   Inventories are stated at the lower of cost, predominantly using the last-in, first-out "LIFO" method, or market on an aggregate basis. To limit risk related to price fluctuations, Clark employs risk strategies using crude oil and refined products futures and options contracts to manage potentially volatile market movements on aggregate physical and contracted inventory positions. At December 31, 1995, Clark's open contracts representing 1.7 million barrels of crude and products had terms extending into December, 1996. The Company considers all futures and options contracts to be part of its risk management strategy. Unrealized gains and losses are adjusted to market value and recognized as a product cost component unless the contract can be identified as a price risk hedge of specific inventory positions or open commitments, in which case the unrealized gain or loss is deferred and recognized as an adjustment to the carrying amount of petroleum inventories or accounts payable if related to fixed commitments. Deferred gains and losses on these contracts are recognized as an adjustment to product cost when such inventories are sold or consumed. At December 31, 1995, the Company had net unrealized losses on open futures and option contracts of $0.4 million all of which have been recognized in operations. At December 31, 1994, the Company had net unrealized losses on open futures and option contracts, $2.0 million of which was deferred.

  Property, Plant and Equipment

  Property, plant and equipment additions are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets or group of assets. The cost of buildings and marketing facilities on leased land and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Clark capitalizes the interest cost associated with major construction projects based on the effective interest rate on aggregate borrowings.

  Expenditures for maintenance and repairs are expensed. Major replacements and additions are capitalized. Gains and losses on assets depreciated on an individual basis are included in current income. Upon disposal of assets depreciated on a group basis, unless unusual in nature or amount, residual cost less salvage is charged against accumulated depreciation.

  The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 121 concerning "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable with future cash flows. The Company will adopt this standard beginning January 1, 1996. The Company believes that if a project initiated to produce low sulfur diesel fuel at the Hartford refinery ("DHDS Project"), which was delayed in 1992 due to an expectation of narrow differentials between low and high sulfur diesel fuel, should not proceed due to continued relatively narrow price differentials between low and high sulfur diesel fuel, future cash flows from the asset may not support the cost expended to date of approximately $25 million. The Company is currently still undertaking analysis to determine the actual impact of this standard, but does not believe, with the possible exception of the DHDS Project, that adoption of this new standard will have a material impact on the Company's earnings and financial position.

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

  Deferred Turnaround and Financing Costs

  A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and generally occurs approximately every three years. Turnaround costs, which are included in "Other assets", are amortized over the period to the next scheduled turnaround, beginning the month following completion.

  Financing costs related to obtaining or refinancing of debt are deferred and amortized over the expected life of the debt.

  Income Taxes

  Clark files a consolidated US federal income tax return with Clark USA but computes its provision on a separate company basis. Clark provides for deferred taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") (see Note 13 "Income Taxes").

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

  Employee Benefit Plans

  The Clark Refining & Marketing, Inc. Savings Plan and separate Trust (the "Plan"), a defined contribution plan, covers substantially all employees of Clark. Under terms of the Plan, Clark matches the amount of employee contributions, subject to specified limits. Contributions to the Plan during 1995 were $5.5 million (December 31, 1994 - $3.4 million; 1993 - $2.7 million).

  Clark provides certain benefits for most retirees once they have reached a specified age and specified years of service. These benefits include health insurance in excess of social security and an employee paid deductible amount, and life insurance equal to the employee's annual salary. On January 1, 1993, Clark adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which changed the method of accounting for such benefits from a cash to an accrual basis (see Note 12 "Postretirement Benefits Other Than Pensions").


3.  SHORT-TERM INVESTMENTS

  On January 1, 1994, Clark adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This standard requires the classification of short-term investments into three categories and certain debt securities to be shown at fair value on the balance sheet. The Company's short-term investments are all considered "Available-for-Sale" and are carried at fair value with the resulting unrealized gain or loss (net of applicable taxes) shown as a component of retained earnings.

  Short-term investments consisted of the following:

                                      1994                                1995
                        ----------------------------------  ----------------------------------
                        AMORTIZED  UNREALIZED   AGGREGATE   AMORTIZED  UNREALIZED   AGGREGATE
 MAJOR SECURITY TYPE      COST     GAIN/(LOSS)  FAIR VALUE    COST     GAIN/(LOSS)  FAIR VALUE
- ----------------------  ---------  -----------  ----------  ---------  -----------  ----------
U.S. Debt Securities    $30,558     $(1,900)     $28,658     $46,116      $   --      $46,116

  The net unrealized position at December 31, 1995 included gains of $0.1 million and losses of $0.1 million (1994 - gains of $0.0 million and losses of $1.9 million).

  The contractual maturities of the short-term investments at December 31, 1995 were:

                                            AMORTIZED  AGGREGATE
                                              COST     FAIR VALUE
                                            ---------  ----------

   Due in one year or less                    $26,980     $26,988
   Due after one year through five years       19,136      19,128
                                              -------     -------
                                              $46,116     $46,116
                                              =======     =======

  Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

  For year ended December 31, 1995, the proceeds from sales of Available-for-Sale securities were $25.9 million with no realized gains or losses recorded for the period. For the same period in 1994, the proceeds from the sale of short-term investments were $187.8 million with $5.4 million of realized losses, and in 1993, proceeds from the sale of short-term investments were $168.8 million with realized gains of $0.4 million. Realized gains and losses are presented in "Interest and financing costs, net" and are computed using the specific identification method.

  The change in the net unrealized holding gains or losses on Available-for-Sale securities for the year ended December 31, 1995, was a gain of $1.9 million ($1.2 million after taxes). For the year ended December 31, 1994, there was a net unrealized holding loss of $1.9 million ($1.2 million after taxes). Unrealized gains or losses were not recognized in 1993 as SFAS 115 had not yet been adopted and, therefore, the carrying value at that time was the adjusted cost.

4.   INVENTORIES

  The carrying value of inventories consisted of the following:

                                            1994      1995
                                          --------  --------

      Crude oil.........................  $ 42,760  $ 90,635
      Refined products and blendstocks..    87,957   163,915
      Convenience products..............    14,904    20,532
      Warehouse stock and other.........     5,845    15,362
                                          --------  --------
                                          $151,466  $290,444
                                          ========  ========

  The market value of these inventories at December 31, 1995 was approximately $5.4 million above the carrying value (1994 - $1.9 million above the carrying value). In the first half of 1994, crude oil and related refined product prices rose substantially, allowing the reversal of the inventory write-down to market which was recorded in 1993 due to falling crude oil and product prices.

5.  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following:

                                                             1994       1995
                                                          ---------   ---------
  Land..................................................  $  17,933   $  20,006
  Refineries............................................    311,479     418,675
  Retail stores.........................................    164,518     187,921
  Product terminals and pipelines.......................     44,261      59,151
  Other.................................................     10,416      11,346
                                                          ---------   ---------
                                                            548,607     697,099
  Accumulated depreciation and amortization.............   (118,802)   (147,807)
                                                          ---------   ---------
                                                          $ 429,805   $ 549,292
                                                          =========   =========

  At December 31, 1995, property, plant and equipment included $52.2 million (1994 - $103.6 million) of construction in progress. Capital lease assets of $23.9 million (1994 - $0.2 million) are included in property, plant and equipment at December 31, 1995.

6.  OTHER ASSETS

      Other assets consisted of the following:

                                                          1994      1995
                                                         -------   -------
  Deferred financing costs.............................  $11,915   $20,255
  Deferred turnaround costs............................   19,719    14,243
  Deferred refinery acquisition costs..................   13,514        --
  Investment in non-consolidated affiliates............    4,878     6,291
  Other                                                      691     3,141
                                                         -------   -------
                                                         $50,717   $43,930
                                                         =======   =======

       Amortization of deferred financing costs for the year ended December 31, 1995, was $5.2 million (1994 - $1.2 million; 1993 - $1.2 million). Amortization of turnaround costs for the year ended December 31, 1995 was $12.0 million (1994
- - $10.8 million; 1993 - $11.8 million).

       Deferred financing costs at December 31, 1995 reflect costs incurred during the year due to the Port Arthur acquisition financing, working capital agreement and related consent agreements. In addition, the deferred refinery acquisition costs were capitalized upon the purchase of the Port Arthur refinery and depreciated over the useful life of the assets acquired (see Note 14 "Acquisition of Port Arthur Refinery").


7.  WORKING CAPITAL FACILITY

  At all times during 1995, Clark had in place a working capital facility which provided a revolving line of credit principally for the issuance of letters of credit which are used primarily for securing purchases of crude oil, other feedstocks and refined products, and for limited cash borrowings. This facility is collateralized by substantially all of Clark's current assets and certain intangibles. In connection with the Port Arthur refinery acquisition (see Note 14, Acquisition of Port Arthur Refinery), Clark entered into a new three year revolving credit facility used primarily for the issuance of letters of credit to secure purchases of crude oil. The amount of the facility is the lesser of $400 million or the amount available under a defined borrowing base, representing specified percentages of cash, investments, accounts receivable, inventory and other working capital items ($364.6 million at December 31, 1995). Clark is required to comply with certain financial covenants including maintaining defined levels of working capital, cash, tangible net worth, maximum indebtedness to tangible net worth and a minimum ratio of adjusted cash flow to debt service. At December 31, 1995, $221.0 million of the line of credit was utilized for letters of credit, of which $91.4 million supports commitments for future deliveries of petroleum products. At December 31, 1994, $110.0 million of the line of credit was utilized for letters of credit, of which $48.5 million supported commitments for future deliveries of petroleum products There were no direct borrowings under the facility at December 31, 1994 or 1995.

8.    LONG-TERM DEBT

                                                         1994       1995
                                                       --------   --------
 10-1/2% Senior Notes due December 1, 2001
   ("10-1/2% Senior Notes")............................ $225,000   $225,000
 9-1/2% Senior Notes due September 15, 2004
   ("9-1/2% Senior Notes").............................  175,000    175,000
 Obligations under capital leases and other notes......      771     23,498
                                                        --------   --------
                                                         400,771    423,498
      Less current portion                                    37      3,057
                                                        --------   --------
                                                        $400,734   $420,441
                                                        ========   ========

  The estimated fair value of the long-term debt at December 31, 1995 was $442.0 million, (1994 - $397.6 million), determined using quoted market prices for these issues.

  The 9-1/2% Senior Notes and 10 1/2% Senior Notes were issued by Clark in September 1992 and December 1991, respectively, and are unsecured. The 9-1/2% Senior Notes and 10-1/2% Senior Notes are redeemable at the Company's option beginning September 1997 and December 1996, respectively, at a redemption price which starts at 105% and decreases to 100% of principal two years later.

  The Clark indentures contain certain restrictive covenants including limitations on the payment of dividends, limitations on the payment of amounts to related parties, limitations on the level of debt, provisions related to change of control and incurrence of liens (see Note 15 "Certain Financings").

  During 1995, Clark entered into two sale/leaseback lease transactions for a total of $24.3 million. These transactions were recorded as capital leases and interest expense of $1.0 million was incurred during the year. Each capital lease has a term of five years. One lease has a fixed rate of 8.36% and the other lease rate floats at a spread of 2.25% over the London Interbank Offer Rate (LIBOR).

  The scheduled maturities of long-term debt during the next five years are (in thousands): 1996 - $3,057 (included in "Accrued expenses and other"); 1997 - $3,045; 1998 - $3,282, 1999 - $3,296; 2000 - $10,750; 2001 and thereafter -
$400,068.

Interest and financing costs

      Interest and financing costs, net, included in the statements of earnings, consisted of the following:

                                                1993        1994        1995
                                               -------     -------     -------
      Interest expense........................ $40,479     $40,979     $42,150
      Financing costs.........................   1,593       1,178       5,244
      Interest income.........................  (9,363)     (2,201)     (6,074)
                                               -------     -------     -------

                                                32,709      39,956      41,320
      Capitalized interest....................  (2,776)     (2,409)     (1,404)
                                               -------     -------     -------
      Interest and financing costs, net....... $29,933     $37,547     $39,916
                                               =======     =======     =======

  Cash paid for interest in 1995 was $42.2 million (1994 - $40.3 million; 1993 - $40.1 million).

  Accrued interest payable at December 31, 1995 of $6.8 million (December 31, 1994 - $6.9 million) is included in "Accrued expenses and other."

9.  LEASE COMMITMENTS

  Clark leases premises and equipment under lease arrangements, many of which are non-cancelable. Clark leases store property and equipment with lease terms extending to 2015, some of which have escalation clauses based on a set amount or increases in the Consumer Price Index. Clark also has operating lease agreements for certain equipment at the refineries, retail stores, and the general office. These lease terms range from 1 to 8 years with the option to purchase some of the equipment at the end of the lease term at fair market value. The leases generally provide that Clark pay taxes, insurance, and maintenance expenses related to the leased assets. At December 31, 1995, future minimum lease payments under capital leases and non-cancelable operating leases were as follows (in millions): 1996 - $14.0; 1997 - $10.7; 1998 - $10.5; 1999 -
$9.8; 2000 - $16.3; and $56.9 in the aggregate thereafter. Rental expense during 1995 was $9.1 million (1994 - $7.6 million; 1993 - $3.4 million).


10. RELATED PARTY TRANSACTIONS

  Transactions of significance with related parties not disclosed elsewhere in the footnotes are detailed below:

Clark USA, Inc.

  Clark received capital contributions of $165.6 million from its parent company, Clark USA, during 1995. Upon the issuance of stock in the first quarter of 1995, Clark USA contributed $150.0 million for the purchase of the Port Arthur refinery (see Note 14 - "Acquisition of Port Arthur Refinery") and also contributed $9.2 million for operating purposes. In addition, from the proceeds of debt issued late in 1995, Clark USA contributed $6.4 million in December of 1995 and $33.4 million in January of 1996 to Clark.

Clark Executive Trust

  Clark established a deferred compensation plan called the Clark Refining & Marketing, Inc. Stock Option Plan (the "Stock Option Plan") which became effective May 1, 1991. Under the Stock Option Plan, as amended, options to purchase up to 600,000 subordinate voting shares of Horsham could be granted to certain employees and non-employee directors. Horsham owned a majority interest in Clark USA from 1988 to 1995. Exercise prices reflect the market value of Horsham stock on the date of issuance. As of December 31, 1995, there were 154,500 options outstanding to purchase shares of Horsham at prices ranging from $7.19 to $11.88 per share. The trust held 214,506 Horsham shares at December 31, 1995.

HSM Insurance Inc.

  Clark paid premiums of $2.0 million in 1994, and $0.6 million in 1993, to HSM Insurance, Inc. (a subsidiary of Horsham) for providing environmental impairment liability insurance. Clark believes the premiums paid to HSM Insurance, Inc. are comparable to premiums charged by other unaffiliated carriers for similar coverage. No loss claims have been made under the policy. The policy was terminated on December 31, 1994 and no premiums were paid to Horsham in 1995.

11.  OTHER INCOME (EXPENSE)

       Other income (expense) consisted of the following:

                                            1993   1994   1995
                                          -------  ----   ----

       Drexel litigation................  $ 8,468  $ --   $ --
       Sale of "non-core" retail stores.    2,902    --     --
                                          -------  ----   ----
                                          $11,370  $ --   $ --
                                          =======  ====   ====

Litigation Settlements

  In 1993, Clark settled litigation and recovered all previous losses incurred related to a line of credit with a lending syndicate (led by Drexel Trade Finance) that had filed bankruptcy in 1990.

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

  The following table sets forth the unfunded status for the post retirement health and life insurance plans:

                                                         1994       1995
                                                        -------    -------
     Accumulated postretirement benefit obligation:
       Retirees                                         $12,617    $12,045
       Fully eligible plan participants                     914      1,288
       Other plan participants                            5,419     20,025
                                                        -------    -------
         Total                                           18,950     33,358
     Accrued postretirement benefit cost                     --         --
     Less: Plan assets at fair value                         --         --
     Less: Unrecognized net loss                            821      1,921
                                                        -------    -------
     Accrued postretirement benefit liability           $18,129    $31,437
                                                        =======    =======

  The components of net periodic postretirement benefit costs are as follows:

                                                     1993       1994       1995
                                                   -------    -------     ------
       Service Costs                               $   620    $   415     $  999
       Interest Costs                                1,270      1,271      2,174
                                                   -------    -------     ------
     Net periodic postretirement benefit cost      $ 1,890    $ 1,686     $3,173
                                                   =======    =======     ======

  In relation to the acquisition of the Port Arthur refinery, the Company assumed a liability of $11.9 million for the projected postretirement obligation.

  A discount rate of 7.25% (1994 - 8.25%) was assumed as well as a 4.25% (1994 - 4.5%) rate of increase in the compensation level. For measuring the expected postretirement benefit obligation, the health care cost trend rate ranged from 9.0% to 12.0% in 1995, grading down to an ultimate rate in 2001 of 5.25%. The effect of increasing the average health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation, as of December 31, 1995, by $5.2 million and increase the annual aggregate service and interest costs by $0.5 million.

13.  INCOME TAXES

  Clark provides for deferred taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

  The income tax provision (benefit) (including the impact of the accounting change in 1993) is summarized as follows:

                                               1993      1994      1995
                                             --------   -------  --------

    Earnings (loss) before provision for
      income taxes.........................  $(14,732)  $27,806  $(41,200)
                                             ========   =======  ========

    Current provision (benefit) - Federal..  $  1,204   $  --    $   --
                                - State....     1,819      --        --
                                             --------   -------  --------
                                                3,023      --        --
                                             --------   -------  --------
    Deferred provision (benefit) - Federal.    (6,866)    7,755   (15,656)
                                 - State...    (2,662)    1,977        --
                                             --------   -------  --------
                                               (9,528)    9,732   (15,656)
                                             --------   -------  --------
    Income tax provision (benefit).........  $ (6,505)  $ 9,732  $(15,656)
                                             ========   =======  ========

  A reconciliation between the income tax provision computed on pretax income at the statutory federal rate and the actual provision for income taxes is as follows:

                                                     1993      1994       1995
                                                    -------   -------   --------

       Federal taxes computed at 35% (34%
         in 1993).................................  $(5,009)  $ 9,732   $(14,420)
       State income taxes, net of federal effect..     (556)    1,285     (1,649)
       Nontaxable dividend income.................   (1,276)   (1,453)    (2,172)
       Other items, net...........................      336       168      2,585
                                                    -------   -------   --------
       Income tax provision (benefit).............  $(6,505)  $ 9,732   $(15,656)
                                                    =======   =======   ========

  The following represents the approximate tax effect of each significant temporary difference giving rise to deferred tax liabilities and assets as of December 31, 1994 and 1995.

                                          1994       1995
                                         -------   --------
    Deferred tax liabilities:
      Property, plant and equipment....  $62,416   $ 79,191
      Turnaround costs.................   11,983      5,559
      Inventory........................   13,922     19,204
      Other............................    1,760      4,297
                                         -------   --------
                                          90,081    108,251
                                         -------   --------
    Deferred tax assets:
      Alternative minimum tax credit...   19,215     19,376
      Trademarks.......................    4,491      4,491
      Environmental and other costs....   12,166     22,958
      Tax loss carryforwards...........   13,766     36,438
      Other............................    2,626      2,127
                                         -------   --------
                                          52,264     85,390
                                         -------   --------

    Net deferred tax liability.........   37,817     22,861
    Current asset (liability)..........   (8,639)        --
                                         -------   --------
    Deferred taxes (noncurrent)........  $29,178   $ 22,861
                                         =======   ========

  As of December 31, 1995, Clark has made payments of $19.4 million under the Federal alternative minimum tax system which are available to reduce future regular income tax payments. Clark currently has a Federal net operating loss carryforward of $90.1 million and Federal tax credit carryforwards in the amount of $1.4 million, such carryforwards have a carryover period of 15 years and are available to reduce future tax liabilities through the year ending December 31, 2010. No cash tax refunds or payments were received or paid during 1995 (1994 - tax refund of $2.9 million; 1993 - tax payment of $0.7 million).

  Based on management's assessment, it is more likely than not that the deferred tax assets will be realized through future taxable earnings resulting from realization of deferred tax liabilities.

14.  ACQUISITION OF PORT ARTHUR REFINERY

  On February 27, 1995, Clark purchased Chevron U.S.A. Inc.'s ("Chevron") Port Arthur, Texas refinery, acquiring the refinery assets and certain related terminals, pipelines, and other assets for a purchase price of approximately $70 million (excluding acquired hydrocarbon and non-hydrocarbon inventories of $121.7 million and assumed liabilities of $25.1 million) plus related acquisition costs of $14.9 million which were fully allocated to the acquired assets and liabilities based upon their estimated fair values. The assumed liabilities of $25.1 million are considered non-cash activity for purposes of the Statement of Cash Flows. The total cost of the acquisition was accounted for using the purchase method of accounting with $110.0 million allocated to the refinery long-term assets and $121.7 million charged to current assets for hydrocarbon and non-hydrocarbon inventories. Port Arthur refinery operating results for ten months are included in Clark's results of operations for the year ended December 31, 1995.

  The purchase agreement also provides for contingent payments to Chevron of up to $125 million over a five year period from the closing date of the acquisition in the event refining industry margin indicators exceed certain escalating levels. These contingent payments are calculated annually and the appropriate liability, if any, will be recorded at that time. At December 31, 1995 Clark had no obligation to Chevron relating to the contingent payment agreement.
While Chevron retained primary responsibility for required remediation of most pre-closing environmental contamination, Clark assumed responsibility for environmental contamination beneath and within 25 to 100 feet of the facility's active processing units. Clark accrued $7.5 million as part of the acquisition for the expected cost of remediating pipe trenches and the recovery of free phase hydrocarbons in its responsibility area of the Port Arthur refinery.

15.  CERTAIN FINANCINGS

  On February 27, 1995, Clark USA obtained a portion of the funds necessary to finance the Port Arthur acquisition from a subsidiary of its major shareholder, The Horsham Corporation, a Quebec corporation ("Horsham"). The Company sold 9,000,000 shares of Class A Common Stock, 562,500 shares of Class B Common Stock and 562,500 shares of Class C Common stock for an aggregate consideration of $135 million. Subsequently, the Horsham subsidiary sold 8,000,000 shares of Class A Common Stock and 500,000 shares of Class C Common Stock to Tiger Management Corporation for $120 million. Clark USA subsequently contributed $150 million to Clark for the purchase of the Port Arthur refinery.

  In connection with the financing and closing of the Port Arthur acquisition, Clark received consent from the holders of its 9 1/2% Senior Notes and its 10 1/2% Senior Notes to waive or amend the terms of certain covenants under the indentures governing these securities. In connection with the Port Arthur acquisition and the above financing transactions, Clark entered into a new three year working capital facility (see Note 7 "Working Capital Facility").

16.  CONTINGENCIES

  Clark has been named as a defendant in forty civil lawsuits filed by residents of Hartford, Illinois, seeking unquantified damages for the presence of gasoline in the soil and groundwater beneath the plaintiffs' properties. Shell Oil has been named as a co-defendant in six of the above-referenced lawsuits. The plaintiffs in thirty-four of the lawsuits, which are pending solely against Clark, have all voluntarily dismissed their lawsuits without prejudice. The plaintiffs have one year from such dismissal in which to refile their claims. Clark and Shell have filed motions to dismiss the six remaining cases.

  The United States Equal Employment Opportunity Commission ("EEOC") has filed a class action lawsuit against Clark alleging that Clark had engaged in a pattern or practice of unlawful discrimination against certain employees over the age of forty. The relief sought by the EEOC includes reinstatement or reassignment of the individuals allegedly affected, payment of back wages, an injunction prohibiting employment practices which discriminate on the basis of age and institution of policies to eradicate the effects of any past discriminatory practices. The plaintiff class consists of 40 class members and is now tentatively closed. Discovery is ongoing. A scheduling order has been entered indicating that a trial will not be held before 1997, unless earlier dismissed. Clark believes the allegations to be without merit and intends to vigorously defend this action.

  A Petition was filed in Jefferson County, Texas by twenty-four individual plaintiffs who were Chevron employees who did not receive offers of employment by Clark at the time of purchase of the Port Arthur refinery. Chevron and the outplacement service retained by Chevron are also named as defendants. An Amended Petition has now been filed increasing the number of plaintiffs to forty. Clark filed an Answer denying all material allegations of the Amended Petition. Subsequent to the filing of the lawsuit, the plaintiffs have each filed individual charges with the EEOC and the Texas Commission of Human Rights. Clark believes the allegations to be without merit and intends to vigorously defend this action.

  A class action lawsuit was filed against Clark and two Clark employees on behalf of purported plaintiff classes including residents of Blue Island, Illinois and Eisenhower High School students arising out of the Blue Island refinery spent catalyst release of October 7, 1994. The complaint alleges claims based on common law nuisance, negligence, wilful and wanton negligence and the Illinois Family Expenses Act. Plaintiffs seek to recover damages in an unspecified amount for alleged medical expenses, diminished property values, pain and suffering and other damages. Plaintiffs also seek punitive damages in an unspecified amount. Clark believes the alleged claims to be without merit and intends to vigorously defend this action.

  Clark is subject to various other legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters.

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

                                    Clark Refining & Marketing, Inc.

                                    By:  /s/ Paul D. Melnuk
                                         ---------------------------------------
                                         Paul D. Melnuk
                                         President, Chief Executive Officer and
                                         Chief Operating Officer

March 27, 1996

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

               Signature                   Title
               ---------                   -----


       /s/ Peter Munk              Director and Chairman of the Board
- ----------------------------
           Peter Munk


     /s/ Paul D. Melnuk            Director, Chief Executive Officer,
- ----------------------------         Chief Operating Officer and President
         Paul D. Melnuk


 /s/ C. William D. Birchall        Director
- ----------------------------
     C. William D. Birchall


   /s/ Gregory C. Wilkins          Director
- ----------------------------
       Gregory C. Wilkins


     /s/ Maura J. Clark            Executive Vice President, Corporate
- ----------------------------         Development and Chief Financial Officer
         Maura J. Clark              (Principal Financial Officer)


   /s/ Dennis R. Eichholz          Controller and Treasurer (Principal
- ----------------------------         Accounting Officer)
       Dennis R. Eichholz




March 27, 1996