Form 10-Q
period 1996-03-31
CLARK REFINING & MARKETING INC
filed 1996-05-15
CIK 20762

========================================================================

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q


     \X\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996

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

      Yes (*) No (  )

     Number of shares of registrant's common stock, $.01 par value, outstanding as of May 10, 1996: 100, all of which are owned by Clark USA, Inc.

===============================================================================

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Clark Refining & Marketing, Inc.:


     We have reviewed the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. (a Delaware corporation) and subsidiary as of March 31, 1996, and the related consolidated statements of earnings and cash flows for the three month periods ended March 31, 1995 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Clark Refining & Marketing, Inc. and subsidiary as of December 31, 1995, and the related consolidated statements of earnings, stockholders equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 1996, we expressed an unqualified opinion on those statements.

     In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.


     COOPERS & LYBRAND L.L.P.

St. Louis, Missouri,
April 30, 1996

 CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

                                Reference          December 31,          March 31,
     ASSETS                       Note                 1995                1996

CURRENT ASSETS:
   Cash and cash equivalents                      $     60,477            $     90,790
   Short-term investments          2                    46,116                  41,902
   Accounts receivable                                 179,200                 186,689
   Inventories                     3                   290,444                 311,348
   Prepaid expenses and other                           18,875                  18,478
                                                   -----------             -----------
          Total current assets                         595,112                 649,207

PROPERTY, PLANT AND EQUIPMENT      6                   549,292                 546,774
OTHER ASSETS                       4                    43,930                  42,948
                                                   -----------             -----------
                                                $    1,188,334            $  1,238,929
                                                   ===========            ============



     LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES:
   Accounts payable                             $      315,236           $     361,115
   Accrued expenses and other       5                   41,501                  39,116
   Accrued taxes other than income                      45,240                  41,863
                                                 -------------            ------------
          Total current liabilities                    401,977                 442,094

LONG-TERM DEBT                                         420,441                 419,094
DEFERRED INCOME TAXES                                   22,861                  14,436
OTHER LONG-TERM LIABILITIES                             38,937                  39,332
CONTINGENCIES                       7                       --                      --

STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per share;
      1,000 shares authorized and 100 shares
      issued and outstanding)                               --                      --
   Paid-in capital                                     195,610                 229,210
   Retained earnings               2                   108,508                  94,763
                                                 -------------             -----------
           Total stockholder's equity                  304,118                 323,973
                                                 -------------             -----------
                                              $      1,188,334            $  1,238,929
                                                 =============             ===========





The accompanying notes are an integral part of these statements.

 CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF EARNINGS
 (Dollars in thousands)



                                                              For the three months
                                          Reference               ended March 31,
                                            Note          1995                1996
NET SALES AND OPERATING REVENUES                          $      827,298        $    1,140,200

EXPENSES:
     Cost of sales                                              (759,640)           (1,025,208)
     Operating expenses                                          (70,665)              (99,990)
     General and administrative expenses                         (13,597)              (14,469)
     Depreciation                                                 (7,020)               (9,039)
     Amortization                            4                    (2,890)               (3,613)
                                                           -------------         -------------
                                                                (853,812)           (1,152,319)
                                                            -------------         -------------

OPERATING LOSS                                                   (26,514)              (12,119)

     Interest and financing costs, net    2, 4, 5                 (8,852)               (9,851)
                                                           -------------         -------------
LOSS BEFORE INCOME TAXES                                         (35,366)              (21,970)

     Income tax benefit                                           13,417                 8,349
                                                           -------------         -------------
NET LOSS                                                 $       (21,949)         $    (13,621)
                                                           =============         =============


The accompanying notes are an integral part of these statements.

 CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)



                                                               For the three months
                                                                   ended March 31,
                                                          1995                       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $         (21,949)         $         (13,621)
  Adjustments:
       Depreciation                                                 7,020                      9,039
       Amortization                                                 3,741                      5,332
       Share of earnings of affiliates,
             net of dividends                                        (569)                       333
       Deferred income taxes                                      (13,417)                    (8,349)
       Other                                                          263                     (1,418)

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses and other            (99,573)                    (8,578)
       Inventories                                               (137,417)                   (20,987)
       Accounts payable, accrued expenses, taxes other
          than income, and other                                  201,245                     39,889
                                                           --------------            ---------------

            Net cash (used in) provided by operating
               activities                                         (60,656)                     1,640
                                                           --------------            ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                             (5,862)                         14
  Sales of short-term investments                                     --                       4,000
  Expenditures for property, plant and equipment                  (8,071)                     (7,387)
  Expenditures for turnaround                                       (569)                     (3,574)
  Refinery acquisition expenditures                              (68,112)                         --
  Proceeds from disposals of property, plant
     and equipment                                                15,023                       3,621
                                                           --------------            ---------------
           Net cash used in investing activities                  (67,591)                    (3,326)
                                                           --------------            ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                              (4)                    (1,347)
  Capital contribution                                            150,000                     33,600
  Deferred financing costs                                        (12,175)                      (254)
                                                           --------------            ---------------
           Net cash provided by financing activities              137,821                     31,999
                                                           --------------            ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           9,574                     30,313
CASH AND CASH EQUIVALENTS, beginning of period                    105,450                     60,477
                                                           --------------            ---------------
CASH AND CASH EQUIVALENTS, end of period                $         115,024         $           90,790
                                                           ==============            ===============









The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark Refining & Marketing, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1996
(tabular dollar amounts in thousands of US dollars)

1.     Basis of Preparation

     The unaudited consolidated balance sheet of Clark Refining & Marketing, Inc. and Subsidiary (the "Company"), a Delaware corporation, as of March 31, 1996, and the related consolidated statements of earnings and cash flows for the three month periods ended March 31, 1995 and 1996, have been reviewed by independent accountants. Clark Port Arthur
Pipeline Company, a Delaware corporation, is included in the consolidated results of the Company. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

     Certain reclassifications have been made to the operating and general administrative expenses in the 1995 financial statements to conform to current year presentation.

     The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended
December 31, 1995.

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

     Short-term investments consisted of the following:

                                December 31, 1995               March 31, 1996
                             Amortized     Unrealized     Aggregate     Amortized     Unrealized  Aggregate
     Major Security Type     Cost          Gain/(Loss)    Fair Value    Cost          Gain/(Loss) Fair Value
U.S. Debt Securities          $ 46,116      $      --      $ 46,116      $ 42,102      $ (200)     $ 41,902

     The net unrealized position at March 31, 1996 included gains of $0.0 million and losses of $0.2 million (1995 -- gains of $0.1 million and losses of $0.1 million).

      The contractual maturities of the short-term investments at March 31, 1996 were:

                                                 Amortized     Aggregate
                                                 Cost          Fair Value
     Due in one year or less                     $ 27,058     $ 27,023
     Due after one year through five years         15,044       14,879
                                                  -------      -------
                                                 $ 42,102     $ 41,902
                                                  =======      =======

     Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

     For the three month period ended March 31, 1996, proceeds from the sale of Available-for-Sale securities was $4.0 million with no realized gains or losses recorded for the period. For the same period in 1995, their were no sales of Available-for-Sale securities. Realized gains and losses are presented in Interest and financing costs, net and are computed using the specific identification method.

     The change in the net unrealized holding gains or losses on Available-for-Sale securities for the three month period ended March 31, 1996, was a loss of $0.2 million ($0.1 million after taxes). For the same period in 1995, the change in the net unrealized holding gains or losses was a gain of $0.7 million ($0.5 million after taxes).


3.     Inventories

     The carrying value of inventories consisted of the following:

                                                December 31,          March 31,
                                                    1995                 1996
     Crude oil..........................          $     90,635       $    130,291
     Refined and blendstocks............               163,915            143,638
     Convenience products...............                20,532             22,767
     Warehouse stock and other..........                15,362             14,652
                                                   -----------          ---------
                                                  $    290,444       $    311,348
                                                   ===========          =========

     The market value of these inventories at March 31, 1996 was approximately $33.2 million above the carrying value (December 31, 1995
- - $5.4 million).


4.     Other Assets

     Amortization of deferred financing costs for the three month period ended March 31, 1996, was $1.6 million (1995 - $0.9 million), and is included in "Interest and financing costs, net".

     Amortization of turnaround costs for the three month period ended March 31, 1996, was $3.6 million (1995 - $2.9 million).

 5.     Interest and Financing Costs, Net

     Interest and financing costs, net, consisted of the following:

                                                 For the three months
                                                    ended March 31,
                                                  1995               1996
     Interest expense...................        $     10,271     $     10,737
     Financing costs....................                 851            1,615
     Interest income....................              (1,619)          (2,273)
                                                 -----------      -----------
                                                       9,503           10,079
     Capitalized interest...............                (651)            (228)
                                                 -----------      -----------
                                                $      8,852     $      9,851
                                                 ===========      ===========

     Accrued interest payable at March 31, 1996, of $8.7 million (December 31, 1995 - $6.8 million) is included in "Accrued Expenses and Other".


6.     New Accounting Standard Adopted

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of.   The standard requires
that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable with future cash flows. Implementation of this SFAS did not result in an impairment loss.

     The Company has expended approximately $25 million on a project to produce low sulfur diesel fuel at the Hartford refinery ("DHDS Project") which was delayed in 1992. Should the Company determine in the future to permanently discontinue this project, the carrying value of the DHDS Project may not be fully recoverable.


7.     Contingencies

     Clark and the Company are subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters.

     In early April, 1996, Clark learned that its Hartford, Illinois refinery is the subject of a Clean Air Act enforcement referral by the United States Environmental Protection Agency to the United States Department of Justice. The referral pertains to alleged violations of the Clean Air Act and regulations promulgated thereunder in the operation and permitting of the Hartford refinery fluid catalytic cracking unit ("FCCU") and alleged modification of the FCCU. Although a complaint has not yet been filed, the government requested additional information from Clark pursuant to Section 114 of the Clean Air Act for the stated purpose of completing its pre-enforcement evaluation. Clark is gathering the requested information and is otherwise cooperating with the government in its investigation. No estimate can be made at this time of Clark's potential liability, if any, as a result of this enforcement referral.

     While it is not possible at this time to establish the ultimate amount of liability with respect to such contingent liabilities, Clark and the Company are of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on their financial position, however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

 ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Clark Refining & Marketing, Inc. (the "Company" or "Clark") is a wholly-owned subsidiary of Clark USA, Inc. ("Clark USA"). The Company also owns all of the outstanding capital stock of Clark Port Arthur Pipeline Company which is reported as a component of the Company's refining division.

     Certain reclassifications were made to 1995 operating expenses and general and administrative expenses to conform to current period presentation. In addition, certain reclassifications were made to 1995 refining division results for the Port Arthur refinery and Blue Island, Hartford and Other Refining to allocate certain crude oil acquisition and inventory management results and conform to current period presentation. Such reclassifications did not change the Company's total results of operations.

Results of Operations

Financial Highlights

     The following tables reflect the Company's financial and operating highlights for the three month periods ended March 31, 1995 and 1996.
All dollars listed are in millions except per barrel, per gallon and other statistical data.

Financial Results: (a)

                                                           For the three months
                                                                ended March 31,
                                                     1995                        1996
Net sales and operating revenues                     $     827.3               $ 1,140.2
Cost of sales                                              759.6                 1,025.2
Operating expenses                                          70.7                   100.0
General and administrative expenses                         13.6                    14.5
Depreciation and amortization                                9.9                    12.6
Interest and financing costs                                10.5                    12.1
Interest and financing income                                1.6                     2.3
- ----------------------------------------------------------------------------------------
Loss before income taxes                                   (35.4)                  (21.9)
Income tax benefit                                          13.5                     8.3
- ----------------------------------------------------------------------------------------
Net loss                                            $      (21.9)              $   (13.6)
========================================================================================

Operating Income:
Refining contribution to operating income           $      (20.5)              $    (5.3)
Retail contribution to operating income                      8.2                     9.1
Corporate general and administrative                         4.3                     3.3
Depreciation and amortization                                9.9                    12.6
- ----------------------------------------------------------------------------------------
Operating loss                                       $     (26.5)           $      (12.1)
========================================================================================

(a) This table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.

     The Company's net loss and operating loss for the first quarter of 1996 narrowed over the comparable period in 1995 due to a rebound in refining margins reflecting more normal winter demand for distillates and continued strong demand for gasoline. Weather was unseasonably warm in the prior year's first quarter reducing industry-wide demand for petroleum products. The majority of the Company's products are commodities that are subject to seasonal and market volatility. Net sales and operating revenues increased significantly over the prior year because of the inclusion in 1996 of a full quarter of incremental sales from production at the Port Arthur refinery, which was acquired on February 27, 1995.

Refining

Refining Division Operating Statistics:

                                                              For the three months
                                                                ended March 31,
                                                        1995                        1996
Port Arthur Refinery (acquired February 27, 1995)
Crude oil throughput (m bbls/day)                            179.7                      199.0
Production (m bbls/day)                                      186.6                      203.7

Gross margin ($/barrel of production)                       $ 1.83                     $ 2.39
Operating expenses  ($/barrel of production)                $ 2.08                     $ 2.09

Net margin (millions)                                       $ (1.5)                    $  5.7

Blue Island, Hartford and other refining
Crude oil throughput (m bbls/day)                            122.1                      125.6
Production (m bbls/day)                                      125.3                      132.3

Gross margin  ($/barrel of production)                      $ 1.55                     $ 2.17
Operating expenses  ($/barrel of production)                $ 2.83                     $ 2.61

Net margin (millions)                                       $(14.5)                   $  (5.4)

Divisional G & A expenses (millions)                           4.6                        5.6
Contribution to operating income (millions)                 $(20.6)                   $  (5.3)

     The refining division reduced its quarterly loss by $15.3 million to $5.3 million in the first quarter of 1996 (1995 - loss of $20.6 million). Gulf Coast and Midwest industry refining margin indicators improved substantially in the current year's first quarter as compared to the unusually weak period a year ago. The principal factors that contributed to the poor industry margins in 1995 were the transition to reformulated gasoline in certain markets and an unseasonably warm winter, which reduced demand for heating oil. The Company's actual results in the first quarter of 1996 benefited from the industry margin improvement and the impact of rising crude oil prices on forward crude oil purchase commitments, but were tempered by increased refinery fuel gas costs caused by high winter demand for natural gas, lower chemical and by-product margins, higher relative foreign crude oil costs and weather-related crude oil supply delays. Port Arthur refinery results in 1996 reflected a full quarter of ownership as compared to one month in the first quarter of 1995.

     Refining production during the quarter was below capacity as routine maintenance was successfully completed on the alkylation unit at the Blue Island refinery and the vacuum unit at the Hartford refinery, while unscheduled repairs were completed on the coker unit at the Port Arthur refinery. Refinery production was reduced by an average of approximately 20,000 barrels per day in the first quarter of 1995 due to the poor industry refining margins and a fire in an operating unit at the Blue Island refinery. Per barrel operating expenses in the first quarter of 1996 and 1995 were negatively affected by the reduced production rates and 1996 expenses were increased by the higher market prices for refinery fuel gas.

     During the first four months of 1996, the commodity markets for crude oil and refined products were characterized by rising crude oil prices, daily volatility and steep premiums for prompt crude oil deliveries. The Company believes such conditions have been magnified in early 1996 due to inventory levels reaching 20 year lows and the perception of possible shortages. The Company believes refiners have reduced inventories as a result of strong winter demand, the prospect for lower crude oil and product prices caused by the possible return of Iraqi crude oil to the world markets and the desire by refiners to reduce their investment in working capital. Current commodity market conditions have disrupted many normal options and futures relationships making it difficult for the Company to effectively hedge short-term price risk. Governmental agencies are investigating increased retail gasoline prices and considering strategies to reduce future prices. The Company is unable to predict what effect, if any, the current state of commodity markets or potential government action may have on the Company's future results of operation.


Retail

Retail Division Operating Statistics:

                                                              For the three months
                                                                ended March 31,
                                                        1995                        1996
Gasoline volume (mm gals.)                                 250.9                        236.5
Gasoline gross margin (c/gal)                                9.9c                        11.9c

Convenience product sales (millions)                     $  51.8                       $ 58.5
Convenience product and other income (millions)             14.4                         16.3

Operating expenses (millions)                            $  26.2                      $  29.8
Divisional G & A expenses (millions)                         4.8                          5.6

Contribution to operating income (millions)              $   8.2                      $   9.1

Per Month Per Store
Company operated stores (average)                            838                          826
Gasoline volume (m gals.)                                   99.8                         95.4
Convenience product sales (m)                            $  20.6                      $  23.6
Convenience product gross margin (m)                     $   5.7                      $   5.8

     The retail division contribution to operating income of $9.1 million in the first quarter of 1996 exceeded year ago levels even though gasoline margins were squeezed by rapidly rising wholesale gasoline costs that the Company was not able to fully capture at the pump. Last year's first quarter gasoline margins per gallon were comparatively low due to significant promotional activity which increased volume, but lowered per gallon margins. Retail gasoline margins per gallon typically narrow when wholesale gasoline costs rise rapidly and widen when they fall rapidly. The improvement in first quarter results was realized from improved pricing strategies, strong performance from newly acquired stores and a modest gain on the sale of non-core stores. Convenience product and other income increased over the previous year primarily due to the gain on the sale of stores. Operating expenses increased over the prior year principally due to operating leases and other costs related to new store properties and increased costs related to the expansion of the Company's credit card programs.

     The Company continued to implement its targeted retail growth strategy in the first quarter by adding 10 high volume stores in its core Chicago market which raised its Chicago market share to approximately 10%. Early in the quarter, the Company completed its withdrawal from the Minnesota market. As part of its overall growth strategy, the Company expects to continue to consider retail store growth in both existing and new markets while also evaluating current markets for possible divestiture.

 Other Financial Highlights

     Corporate general and administrative expenses for the first quarter of 1996 were below the same period in 1995 principally because of the transfer of certain activities to the retail and refining divisions in the current year. Depreciation and amortization expenses for the first quarter of 1996 exceeded the comparable period of 1995 principally because of the newly acquired Port Arthur refinery.

     Interest expense in the first quarter of 1996 increased over the comparable period in 1995 primarily due to the amortization of bondholder consent fees incurred in 1995 and costs related to the expanded working capital facility.


Liquidity and Capital Resources

     Net cash used in operating activities, excluding working capital changes, for the first quarter of 1996 was $8.7 million, an improvement of $16.2 million from the year-earlier period. The improvement in cash flows resulted primarily from the improved refining market conditions. Working capital at March 31, 1996 was $207.1 million, a 1.47 to 1 current ratio, versus $193.1 million at December 31, 1995, a 1.48 to 1 current ratio.

     In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil. The Company has in place a $400 million committed revolving line of credit expiring November 30, 1997 for the issuance of letters of credit primarily to support purchases of crude oil, other feedstocks and refined products. The amount available under the borrowing base associated with such facility at March 31, 1996 was $400 million and approximately $249 million of the facility was utilized for letters of credit. There were no direct borrowings under the Company's line of credit at March 31, 1996.

     Cash flows used in investing activities in the first quarter in 1996, excluding short-term investment activities for which management's intent is similar to cash and cash equivalents, decreased to $7.3 million from $61.7 million in the year-earlier period. The higher investing activities in 1995 resulted principally from the Port Arthur refinery acquisition which closed on February 27, 1995. Capital expenditures for property, plant and equipment totaled $7.4 million (1995 - $8.1 million) during the first quarter of 1996 with an additional $3.6 million (1995 - $0.6 million) for refinery maintenance turnaround expenditures. Refinery capital expenditures totaled $3.9 million in the first quarter of 1996 (1995 - $1.3 million), the majority of which was for discretionary projects at the Port Arthur and Hartford refineries. Retail capital expenditures for the first quarter of 1996 totaled $3.4 million (1995 - $6.8 million), the majority of which related to the purchase of equipment associated with the first quarter acquisition of stores in Chicago.

     Cash flows from financing activities declined in the first quarter of 1996 as compared to the prior year. Financing activities in 1995 related to the financing of the Port Arthur refinery acquisition.

     Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. Future working capital, discretionary capital expenditures, environmentally-mandated spending and acquisitions may require additional debt or equity financing.

 PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

     In early April, 1996, the Company learned that its Hartford, Illinois refinery is the subject of a Clean Air Act enforcement referral by the United States Environmental Protection Agency to the United States Department of Justice. The referral pertains to alleged violations of the Clean Air Act and regulations promulgated thereunder in the operation and permitting of the Hartford refinery fluid catalytic cracking unit ("FCCU") and alleged modification of the FCCU. Although a complaint has not yet been filed, the government requested additional information from the Company pursuant to
Section 114 of the Clean Air Act for the stated purpose of completing its pre-enforcement evaluation. The Company is gathering the requested information and is otherwise cooperating with the government in its investigation. No estimate can be made at this time of the Company's potential liability, if any, as a result of this enforcement referral.

     On January 5, 1995, the Company received a Unilateral Administrative Order from the EPA pursuant to CERCLA alleging that Clark Oil & Refining
 Corp. is a PRP with respect to shipments of hazardous substances to a solid waste disposal site known as the Ninth Avenue Site, Gary, Indiana. The alleged shipments all occurred prior to 1987. The Order instructs the Company and the other approximately ninety PRPs to design and implement certain remedial work at the site. The Company has informed the EPA that it is not a proper party to this matter, because its purchase of certain assets of a company previously operating under the Clark name ("Old Clark") was free and clear of all Old Clark liabilities. Information provided with the Order estimates that the remedial work may cost approximately $25 million. No estimate of liability can be made with respect to this proceeding at this time. In addition, on December 28, 1994, the Company was served with a summons and complaint brought by certain private parties seeking to recover all past and future response costs with respect to that site on the basis of shipments of hazardous substances allegedly made prior to 1987. The Company moved to dismiss this action on the basis that the action is barred by the free and clear Order pursuant to which the Company purchased certain assets of Old Clark. The plaintiffs and one co-defendant opposed the Company's motion to dismiss. On April 19, 1996, the District Court denied the Company's Motion to Dismiss holding that at this early procedural stage of the case and prior to gathering facts regarding the plaintiffs opportunity to participate in the bankruptcy case which issued the free and clear order, the Court would not dismiss the case. No estimate of any liability with respect to this case can be made at this time.


ITEM 6 - Exhibits and Reports on Form 8-K

     (a)     Exhibits

          Exhibit 27.0 - Financial Data Schedule

     (b)     Reports on Form 8-K

          None

 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CLARK REFINING & MARKETING, INC.
                                             (Registrant)




                                             /s/  Dennis R. Eichholz
                                             --------------------------
                                             Dennis R. Eichholz
                                             Controller and Treasurer
                                               (Authorized Officer and
                                                Chief Accounting Officer)


May 13, 1996

[ARTICLE] 5
[MULTIPLIER]      1000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               MAR-31-1996
[CASH]                                          90,790
[SECURITIES]                                    41,902
[RECEIVABLES]                                  188,353
[ALLOWANCES]                                     1,664
[INVENTORY]                                    311,348
[CURRENT-ASSETS]                               649,207
[PP&E]                                         702,832
[DEPRECIATION]                                 156,058
[TOTAL-ASSETS]                               1,238,929
[CURRENT-LIABILITIES]                          442,094
[BONDS]                                        419,094
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 1,238,929
[SALES]                                      1,137,961
[TOTAL-REVENUES]                             1,142,473
[CGS]                                        1,025,208
[TOTAL-COSTS]                                1,139,667
[OTHER-EXPENSES]                                12,424
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              10,737
[INCOME-PRETAX]                               (21,970)
[INCOME-TAX]                                   (8,349)
[INCOME-CONTINUING]                           (13,621)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (13,621)
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0