Form 10-Q
period 1996-06-30
CLARK REFINING & MARKETING INC
filed 1996-08-14
CIK 20762

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1996

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
   For the transition period from  __________ to __________

                        Commission file number 33-59144

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes () No ( )

   Number of shares of registrant's common stock, $.01 par value, outstanding as of August 12, 1996: 100, all of which are owned by Clark USA, Inc.





<PAGE 1>
REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Clark Refining & Marketing, Inc.:


   We have reviewed the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. (a Delaware corporation) and subsidiary as of June 30, 1996, and the related consolidated statements of earnings for the three and six month periods ended June 30, 1995 and 1996 and cash flows for the six month periods ended June 30, 1995 and 1996. These financial statements are the responsibility of the Company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Clark Refining & Marketing, Inc. and subsidiary as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 1996, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.


                                                      COOPERS & LYBRAND L.L.P.

St. Louis, Missouri,
July 29, 1996
<PAGE 2>
                     CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                      (Dollars in thousands except per share data)

                                Reference   December 31,      June 30,
   ASSETS                          Note         1995            1996
CURRENT ASSETS:
   Cash and cash equivalents                  $60,477         $63,738
   Short-term investments           2          46,116          26,791
   Accounts receivable                        179,200         175,310
   Inventories                      3         290,444         335,076
   Prepaid expenses and other                  18,875          20,208
          Total current assets                595,112         621,123

PROPERTY, PLANT AND EQUIPMENT       6         549,292         544,578
OTHER ASSETS                        4          43,930          40,431
                                           $1,188,334      $1,206,132


   LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                        $ 315,236       $  313,864
   Accrued expenses and other        5        41,501           46,480
   Accrued taxes other than income            45,240           51,109
          Total current liabilities          401,977          411,453

LONG-TERM DEBT                               420,441          418,207
DEFERRED INCOME TAXES                         22,861           13,803
OTHER LONG-TERM LIABILITIES                   38,937           39,731
CONTINGENCIES                        7          --               --

STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per share
      1,000 shares authorized and 100 shares
      issued and outstanding)                   --               --
   Paid-in capital                           195,610          229,210
   Retained earnings                 2       108,508           93,728
   Total stockholder's equity                304,118          322,938

                                          $1,188,334       $1,206,132

The accompanying notes are an integral part of these statements.
<PAGE 3>
CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands)


                                                     For the three months
                                        Reference         ended June 30,
                                          Note         1995         1996
NET SALES AND OPERATING REVENUES                     $1,337,799   $1,334,725

EXPENSES:
   Cost of sales                                     (1,205,166)  (1,199,864)
   Operating expenses                                   (98,018)     (98,891)
   General and administrative expenses                  (14,346)     (15,020)
   Depreciation                                          (7,589)      (9,225)
   Amortization                             4            (2,937)      (2,713)
                                                     (1,328,056)  (1,325,713)

OPERATING INCOME                                          9,743        9,012

   Interest and financing costs, net      2, 4, 5        (9,657)     (10,580)

EARNINGS (LOSS) BEFORE INCOME TAXES                          86       (1,568)

   Income tax (provision) benefit                           (11)         595

NET EARNINGS (LOSS)                                         $75        $(973)

The accompanying notes are an integral part of these statements.
<PAGE 4>

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in thousands)


                                                         For the six months
                                              Reference     ended June 30,
                                                Note       1995          1996
NET SALES AND OPERATING REVENUES                        $2,165,097   $2,474,925

EXPENSES:
   Cost of sales                                       (1,964,806)   (2,225,072)
   Operating expenses                                    (168,919)     (198,880)
   General and administrative expenses                    (27,707)      (29,490)
   Depreciation                                           (14,609)      (18,264)
   Amortization                                 4          (5,827)       (6,326)
                                                       (2,181,868)   (2,478,032)

OPERATING LOSS                                            (16,771)       (3,107)

   Interest and financing costs, net        2, 4, 5       (18,509)      (20,431)

LOSS BEFORE INCOME TAXES                                  (35,280)      (23,538)

   Income tax benefit                                      13,406         8,944

NET LOSS                                                 $(21,874)    $ (14,594)

The accompanying notes are an integral part of these statements.
<PAGE 5>

CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                          For the six months
                                                             ended June 30,
                                                          1995          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(21,874)     $(14,594)
  Adjustments:
       Depreciation                                      14,609        18,264
       Amortization                                       8,133         9,723
       Share of earnings of affiliates, net of dividends   (908)           60
       Deferred income taxes                            (13,406)       (8,944)
       Other                                                638        (1,019)

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses and other (105,199)        1,753
       Inventories                                     (103,206)      (44,715)
       Accounts payable, accrued expenses,
          taxes other than income, and other            163,326         8,787
    Net cash used in operating activities               (57,887)      (30,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                  (25,740)           25
  Sales of short-term investments                        7,942        19,000
  Expenditures for property, plant and equipment       (18,070)      (14,584)
  Expenditures for turnaround                           (2,596)       (5,441)
  Refinery acquisition expenditures                    (69,746)          --
  Proceeds from disposals of property, plant
     and equipment                                      15,354         3,834
   Net cash (used in) provided by investing activities (92,856)        2,834

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                  (13)       (2,234)
  Capital contribution                                 150,000        33,600
  Deferred financing costs                             (12,200)         (254)
   Net cash provided by financing activities           137,787        31,112

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (12,956)        3,261
CASH AND CASH EQUIVALENTS, beginning of period         105,450        60,477
CASH AND CASH EQUIVALENTS, end of period              $ 92,494      $ 63,738

The accompanying notes are an integral part of these statements.
<PAGE 6>
FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark Refining & Marketing, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1996
(tabular dollar amounts in thousands of US dollars)

1.   Basis of Preparation

   The unaudited consolidated balance sheet of Clark Refining & Marketing, Inc., a Delaware corporation, and Subsidiary (the "Company" or "Clark"), as of June 30, 1996, and the related consolidated statements of earnings for the three month and six month periods ended June 30, 1995 and 1996, and statements of cash flows for the six month periods ended June 30, 1995 and 1996, have been reviewed by independent accountants as noted in their report included herein. Clark Port Arthur Pipeline Company, a Delaware corporation, is included in the consolidated results of the Company. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

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

   Short-term investments consisted of the following:

                                      December 31, 1995         June 30, 1996
                     Amortized   Unrealized   Aggregate  Amortized  Unrealized   Aggregate
Major Security Type    Cost     Gain/(Loss)  Fair Value   Cost      Gain/(Loss)  Fair Value
U.S. Debt Securities $ 46,116   $   --        $ 46,116  $ 27,091     (300)       $ 26,791

   The net unrealized position at June 30, 1996 included gains of $0.0 million and losses of $0.3 million (1995 -- gains of $0.1 million and losses of $0.1 million).
<PAGE 7>

   The contractual maturities of the short-term investments at June 30, 1996 were:

                                                 Amortized        Aggregate
                                                   Cost          Fair Value
   Due in one year or less                      $ 12,077          $ 12,030
   Due after one year through five years          15,014            14,761
                                                $ 27,091          $ 26,791

   Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

   For the three month and six month periods ended June 30, 1996, proceeds from the sale of Available-for-Sale securities was $15.0 million and $19.0 million, respectively, with no realized gains or losses recorded for the period. For the same periods in 1995, proceeds from the sale of Available-for-Sale securities was $7.9 million with no realized gains or losses recorded for the periods. Realized gains and losses are presented in "Interest and financing costs, net" and are computed using the specific identification method.

   The change in the net unrealized holding gains or losses on Available-for-Sale securities for the three month and six month periods ended June 30, 1996, was a loss of $0.1 million ($0.1 million after taxes) and $0.3 million ($0.2 million after taxes), respectively. For the same periods in 1995, the change in the net unrealized holding gains or losses was a gain of $0.7 million ($0.5 million after taxes) and a gain of $1.4 million ($0.9 million after taxes), respectively.


3.   Inventories

   The carrying value of inventories consisted of the following:

                                                December 31,   June 30,
                                                   1995          1996
   Crude oil                                    $  90,635    $  102,357
   Refined and blendstocks                        163,915       196,602
   Convenience products                            20,532        22,829
   Warehouse stock and other                       15,362        13,288
                                                $ 290,444    $  335,076

   The market value of these inventories at June 30, 1996 was approximately $37.1 million above the carrying value (December 31, 1995 - $5.4 million).


4.   Other Assets

   Amortization of deferred financing costs for the three month and six month periods ended June 30, 1996, was $1.7 million (1995 - $1.4 million) and $3.3 million (1995 - $2.3 million), respectively, and is included in "Interest and financing costs, net".

   Amortization of turnaround costs for the three month and six month periods ended June 30, 1996, was $2.7 million (1995 - $2.9 million) and $6.3 million (1995 - $5.8 million), respectively.
<PAGE 8>


5.   Interest and Financing Costs, Net

   Interest and financing costs, net, consisted of the following:

                                For the three months     For the six months
                                  ended June 30,           ended June 30,
                                1995         1996         1995         1996
   Interest expense          $ 10,304      $ 10,837    $ 20,575     $ 21,574
   Financing costs              1,444         1,659       2,295        3,274
   Interest income             (1,591)       (1,676)     (3,210)      (3,949)
                               10,157        10,820      19,660       20,899
   Capitalized interest          (500)         (240)     (1,151)        (468)
                              $ 9,657      $ 10,580    $ 18,509     $ 20,431

   Accrued interest payable at June 30, 1996, of $6.9 million (December 31, 1995 - $6.8 million) is included in "Accrued Expenses and Other".


6.   New Accounting Standard Adopted

   On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable with future cash flows. Implementation of this SFAS did not result in an impairment loss.

   The Company has expended approximately $25 million on a project to produce low sulfur diesel fuel at the Hartford refinery ("DHDS Project") which was delayed in 1992. Should the Company determine in the future to permanently discontinue this project, the carrying value of the DHDS Project may not be fully recoverable.


7.   Contingencies

   The Company is subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters.

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

   While it is not possible at this time to establish the ultimate amount of liability with respect to such contingent liabilities, the Company is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on their financial position, however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.
<PAGE 9>
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   Clark Refining & Marketing, Inc. (the "Company") is a wholly-owned subsidiary of Clark USA, Inc. ("Clark USA"). The Company also owns all of the outstanding capital stock of Clark Port Arthur Pipeline Company which is reported as a component of the Company's refining division.

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

Results of Operations

Financial Highlights

   The following tables reflect the Company's financial and operating highlights for the three and six month periods ended June 30, 1995 and 1996. All dollars listed are in millions except per barrel, per gallon and other statistical data.

Financial Results:
                                   For the three months    For the six months
                                       ended June 30,        ended June 30,
                                    1995         1996       1995         1996
Net sales and operating revenues  $1,337.8     $1,334.7   $2,165.1    $2,474.9
Cost of sales                      1,205.2      1,199.9    1,964.8     2,225.0
Operating expenses                    98.0         98.9      168.9       198.9
General and administrative expenses   14.4         15.0       27.7        29.5
Depreciation and amortization         10.5         11.9       20.4        24.6
Interest and financing costs          11.2         12.3       21.7        24.3
Interest and financing income          1.6          1.7        3.2         3.9
Loss before income taxes               0.1         (1.6)     (35.2)      (23.5)
Income tax benefit                     --           0.6       13.3         8.9
Net earnings (loss)                $   0.1      $  (1.0)   $ (21.9)   $  (14.6)

Operating Income:
Refining contribution to
   operating income                $  12.7      $  14.5    $  (7.8)   $    9.3
Retail contribution to
   operating income                   11.4         10.0       19.5        19.0
Corporate general and administrative   3.9          3.6        8.0         6.8
Depreciation and amortization         10.5         11.9       20.4        24.6

Operating income (loss)            $   9.7      $   9.0     $(16.7)   $   (3.1)

   The Company reported a net loss of $1.0 million for the second quarter of 1996 which compared to net earnings of $0.1 million in the second quarter of 1995. Significant operational improvements in the Company's refining division were masked by extreme crude oil market volatility, which effectively raised the cost of the Company's feedstocks. For the first six months of 1996, the Company reported a net loss of $14.6 million, a $7.3 million improvement over the same period of 1995. The Company's six month net loss narrowed over the prior year due to a first quarter rebound in refining margins reflecting more normal winter demand for distillates. Weather was unseasonably warm in the prior year's first quarter reducing industry-wide demand for petroleum products. The majority of the Company's products are commodities that are subject to seasonal and market volatility. Net sales and operating revenues were flat in the second quarter of 1996 as compared to the prior year, while first half net sales and operating revenues increased over 1995 because of the inclusion in 1996 of a full six months of incremental sales from production at the Port Arthur refinery, which was acquired on February 27, 1995.
<PAGE 10>
Refining

Refining Division Operating Statistics:
                                          For the three months  For the six months
                                             ended June 30,       ended June 30,
                                            1995         1996    1995       1996
Port Arthur Refinery
   (acquired February 27, 1995)
Crude oil throughput (m bbls/day)           202.2        209.7   200.5     204.3
Production (m bbls/day)                     209.8        220.9   201.8     212.3

Gross margin ($/barrel of production)      $ 2.62      $  2.36  $ 2.45   $  2.38
Operating expenses ($/barrel of production)  1.93         1.92    1.98      2.00
Net margin (millions)                      $ 13.1      $   8.9  $ 11.6   $  14.7

Blue Island, Hartford and other refining
Crude oil throughput (m bbls/day)           136.4        139.7   129.3     132.6
Production (m bbls/day)                     134.8        133.0   130.1     132.6

Gross margin ($/barrel of production)      $ 2.98      $  3.37  $ 2.29   $  2.77
Operating expenses ($/barrel of production)  2.52         2.45    2.67      2.53

Net margin (millions)                      $  5.7      $  11.2  $ (8.8)  $   5.8

Divisional G & A expenses (millions)          6.1          5.6    10.6      11.2
Contribution to earnings (millions)        $ 12.7      $  14.5  $ (7.8)   $  9.3

   The refining division contribution to operating income improved modestly in the second quarter of 1996 to $14.5 million (1995 - $12.7 million). Earnings benefited from improved Midwest margins and strong operational improvement in the second quarter, including increased liquid volume recovery, improved yields, improved throughput and lower operating expenses. However, these benefits were partially offset by the volatile crude oil markets and weaker margins for the Company's Port Arthur refinery as represented by a nearly 80 c per barrel drop in the industry Gulf Coast indicator margin. For the first six months of 1996, the refining division improved its contribution by $17.1 million to $9.3 million (1995 - loss of $7.8 million). In the first half, refining division results reflected operational and industry gasoline and distillate margin improvements, but these improvements were tempered by the volatile crude oil markets, increased refinery fuel gas costs and lower chemical and by-product margins. Industry margins in the prior year were particularly weak due to the transition to reformulated gasoline in certain markets and an unseasonably warm winter, which reduced demand for heating oil.

   Midwest refining production during the quarter and first half was below capacity as routine maintenance was successfully completed on several units. Refinery production was reduced by an average of approximately 13,400 barrels per day in the first half of 1995 due to the poor industry refining margins and a fire in an operating unit at the Blue Island refinery.

   During the first half of 1996, the commodity markets for crude oil and refined products were characterized by rising crude oil prices, daily volatility and steep premiums for prompt crude oil deliveries. The Company believes such conditions have been magnified in the first half of 1996 due to inventory levels reaching 20 year lows and the perception of possible shortages. The Company believes refiners reduced inventories as a result of strong winter demand, the prospect for lower crude oil and product prices caused by the possible return of Iraqi crude oil to the world markets and the desire by refiners to reduce their investment in working capital. Current commodity market conditions have disrupted many normal options and futures relationships making it difficult for the Company to effectively hedge short-term price risk. The Company is unable to predict what effect, if any, the current state of commodity markets may have on the Company's future results of operation.
<PAGE 11>
Retail

Retail Division Operating Statistics:
                                     For the three months     For the six months
                                        ended June 30,          ended June 30,
                                      1995         1996        1995       1996
Gasoline volume (mm gals.)            277.8        271.2       528.7      507.7
Gasoline gross margin (c/gal)          10.5c        10.6c       10.2c      11.2c
Gasoline gross margin (millions)     $ 29.4       $ 28.7     $  54.2     $ 56.9

Convenience product sales (millions) $ 65.7       $ 66.9     $ 117.5     $125.4
Convenience product and
   other income (millions)             16.4         17.9        30.8       34.2

Operating expenses (millions)        $ 30.0       $ 30.7     $  56.4     $ 60.6
Divisional G & A expenses (millions)    4.4          5.9         9.1       11.5
Contribution to operating
   income (millions)                 $ 11.4       $ 10.0     $  19.5     $ 19.0

Per Month Per Store
Company operated stores (average)       855          829         846        828
Gasoline volume (m gals.)             108.3        109.1       104.2      102.2
Convenience product sales (m)        $ 25.6       $ 26.9     $  23.1     $ 25.2
Convenience product gross margin(m)  $  6.4       $  7.2     $   6.0     $  6.5

   The retail division contributed $10.0 million to operating income in the second quarter of 1996 (1995 - $11.4 million). The retail division's second quarter and first half results were modestly below year ago levels primarily due to a squeeze in overall fuel margin contribution caused by the combination of high street prices increasing retail price sensitivity and volatile wholesale gasoline costs. These factors were partially offset by the favorable contribution from newly acquired stores, which exceeded expectations, and by an improvement in contribution from convenience product sales. Operating and general and administrative expenses increased over the prior year principally due to operating leases and other costs related to new store properties and increased costs related to the expansion of the Company's credit card programs.

   The Company continued to implement its targeted retail growth strategy in 1996 by adding 10 high volume stores in its core Chicago market which raised its Chicago market share to approximately 10%. Early in 1996, the Company completed its withdrawal from the Minnesota market, recognizing a modest gain. As part of its overall growth strategy, the Company expects to continue to consider retail store growth in both existing and new markets while also evaluating current markets for possible divestiture.

<PAGE 12>

Other Financial Highlights

   Corporate general and administrative expenses for the second quarter and first half of 1996 were below the year-ago periods principally because of the reclassification of certain activities to other divisions in 1996. Depreciation and amortization expenses for the second quarter and first half of 1996 exceeded the comparable periods of 1995 principally because of the newly acquired Port Arthur refinery.

   Increases in both interest expense and finance income in the first quarter of 1996 over 1995 were principally related to the advance crude oil production purchases and related financing completed in the fourth quarter of 1995. In addition, interest expense increased due to the amortization of bondholder consent fees incurred in 1995 and costs related to the expanded working capital facility.


Liquidity and Capital Resources

   Net cash generated from operating activities, excluding working capital changes, for the first half of 1996 was $3.5 million, an improvement of $16.3 million from the year-earlier period. The improvement in cash flows resulted primarily from improved refining market conditions. Working capital at June 30, 1996 was $209.7 million, a 1.51 to 1 current ratio, versus $193.1 million at December 31, 1995, a 1.48 to 1 current ratio. Working capital at June 30, 1996 improved as compared to year-end, but cash and short-term investment balances were lower due to a temporary incremental investment in other working capital.

   In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil. The Company has in place a $400 million committed revolving line of credit expiring November 30, 1997 for the issuance of letters of credit primarily to support purchases of crude oil, other feedstocks and refined products. The amount available under the borrowing base associated with such facility at June 30, 1996 was $400 million and approximately $233 million of the facility was utilized for letters of credit. There were no direct borrowings under the Company's line of credit at June 30, 1996.

   Cash flows used in investing activities in the first six months of 1996, excluding short-term investment activities for which management's intent is similar to cash and cash equivalents, decreased to $16.2 million from $75.1 million in the year-earlier period. The higher investing activities in 1995 resulted principally from the Port Arthur refinery acquisition which closed on February 27, 1995. Capital expenditures for property, plant and equipment totaled $14.6 million (1995 - $18.1 million) during the first half of 1996 with an additional $5.4 million (1995 - $2.6 million) for refinery maintenance turnaround expenditures. Refinery capital expenditures totaled $8.3 million in the first half of 1996 (1995 - $2.8 million), the majority of which was for discretionary projects at the Port Arthur and Hartford refineries. Retail capital expenditures on numerous projects for the first half of 1996 totaled $6.1 million (1995 - $14.4 million), including the purchase of equipment associated with the acquisition of stores.

   Cash flows from financing activities declined in the first half of 1996 as compared to the prior year. Financing activities in 1995 related to the financing of the Port Arthur refinery acquisition.

   Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. Future working capital, discretionary capital expenditures, environmentally-mandated spending and acquisitions may require additional debt or equity financing.
<PAGE 13>
PART II - OTHER INFORMATION

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

   On January 5, 1995, the Company received a Unilateral Administrative Order from the EPA pursuant to CERCLA alleging that "Clark Oil & Refining Corp." is a potential responsible party ("PRP") with respect to shipments of hazardous substances to a solid waste disposal site known as the Ninth Avenue Site, Gary, Indiana. The alleged shipments all occurred prior to 1987. The Order instructs the Company and the other approximately ninety PRPs to design and implement certain remedial work at the site. The Company has informed the EPA that it is not a proper party to this matter, because its purchase of certain assets of a company previously operating under the "Clark" name ("Old Clark") was "free and clear" of all Old Clark liabilities. Information provided with the Order estimates that the remedial work may cost approximately $25 million. No estimate of liability can be made with respect to this proceeding at this time. In addition, on December 28, 1994, the Company was served with a summons and complaint brought by certain private parties seeking to recover all past and future response costs with respect to that site on the basis of shipments of hazardous substances allegedly made prior to 1987. The Company moved to dismiss this action on the basis that the action is barred by the "free and clear" Order pursuant to which the Company purchased certain assets of Old Clark. The plaintiffs and one co-defendant opposed the Company's motion to dismiss. On April 19, 1996, the District Court denied the Company's Motion to Dismiss holding that at this early procedural stage of the case and prior to gathering facts regarding the plaintiffs opportunity to participate in the bankruptcy case which issued the "free and clear" order, the Court would not dismiss the case. No estimate of any liability with respect to this case can be made at this time.


ITEM 5 - Other Information

   The Company has signed a new three year collective bargaining agreement, expiring August 31, 1999, for certain Blue Island refinery employees. The current agreement would have expired August 31, 1996.


ITEM 6 - Exhibits and Reports on Form 8-K

   (a)   Exhibits

      Exhibit 27.0 - Financial Data Schedule

   (b)   Reports on Form 8-K

      None
<PAGE 14>
SIGNATURE

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


August 12, 1996

<PAGE 15>