Form 10-Q
period 1996-09-30
CLARK REFINING & MARKETING INC
filed 1996-11-15
CIK 20762

UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549


				FORM 10-Q



	 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	    For the quarterly period ended September 30, 1996

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

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (*) No ( )

	Number of shares of registrant's common stock, $.01 par value, outstanding as of November 12, 1996: 100, all of which are owned by Clark USA, Inc.

			  REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Clark Refining & Marketing, Inc.:


	We have reviewed the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. (a Delaware corporation) and subsidiary as of September 30, 1996, and the related consolidated statements of earnings for the three and nine month periods ended September 30, 1995 and 1996 and cash flows for the nine month periods ended September 30, 1995 and 1996. These financial statements are the responsibility of the Company's management.

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

St. Louis, Missouri,
October 29, 1996

		      CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
			       CONSOLIDATED BALANCE SHEETS
		       (Dollars in thousands except per share data)

			     Reference      December 31,     September 30,
ASSETS                         Note            1995              1996
			   -------------   -------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents               $     60,477     $    52,639
   Short-term investments       2                46,116          26,731
   Accounts receivable                          179,200         164,790
   Inventories                  3               290,444         285,109
   Prepaid expenses and other                    18,875          19,039
					   ------------     -----------
       Total current assets                     595,112         548,308

PROPERTY, PLANT AND EQUIPMENT   7               549,292         543,430
OTHER ASSETS                    4                43,930          38,133
					   ------------     -----------
					    $ 1,188,334     $ 1,129,871
					   ============     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $   315,236     $   259,984
   Accrued expenses and other   5                41,501          43,458
   Accrued taxes other than income               45,240          47,716
					   ------------     -----------
	  Total current liabilities             401,977         351,158

LONG-TERM DEBT                                  420,441         417,188
DEFERRED INCOME TAXES                            22,861           7,782
OTHER LONG-TERM LIABILITIES                      38,937          40,133
CONTINGENCIES                   8                   --               --

STOCKHOLDER'S EQUITY:
   Common stock ($ 0.01 par value per share;
   1,000 shares authorized and 100 shares
   issued and outstanding)                          --               --
   Paid-in capital                              195,610         229,210
   Retained earnings            2               108,508          84,400
					   ------------     -----------
	   Total stockholder's equity           304,118         313,610
					   ------------     -----------
					    $ 1,188,334     $ 1,129,871
					   ============     ===========

     The accompanying notes are an integral part of these statements.

		  CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
			 CONSOLIDATED STATEMENTS OF EARNINGS
			       (Dollars in thousands)

						    For the three months
						     ended September 30,
				    Reference      ---------------------
				      Note            1995        1996
				   -----------     -----------  ---------
NET SALES AND OPERATING REVENUES                   $1,211,760  $1,249,468

EXPENSES:
   Cost of sales                                   (1,062,982) (1,121,246)
   Operating expenses                                (100,685)   (104,320)
   General and administrative expenses                (14,631)    (15,823)
   Depreciation                                        (8,004)     (9,870)
   Amortization                          4             (3,021)     (2,509)
						   -----------  ----------
						   (1,189,323) (1,253,768)
						   -----------  ----------

OPERATING INCOME (LOSS)                                22,437      (4,300)

   Interest and financing costs, net  2, 4, 5          (9,915)    (10,746)
						   -----------  ----------

EARNINGS (LOSS) BEFORE INCOME TAXES                    12,522     (15,046)

   Income tax (provision) benefit                      (4,758)      5,718
						   -----------  ----------
NET EARNINGS (LOSS)                                $    7,764   $  (9,328)
						   ===========  ==========

	The accompanying notes are an integral part of these statements

		   CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
			 CONSOLIDATED STATEMENTS OF EARNINGS
			       (Dollars in thousands)


						    For the nine months
						     ended September 30,
				    Reference      ---------------------
				      Note            1995        1996
				   -----------     -----------  ---------

NET SALES AND OPERATING REVENUES                   $ 3,376,857 $ 3,724,393

EXPENSES:
   Cost of sales                                    (3,027,788) (3,346,318)
   Operating expenses                                 (269,604)   (303,200)
   General and administrative expenses                 (42,338)    (45,313)
   Depreciation                                        (22,613)    (28,134)
   Amortization                         4               (8,848)     (8,835)
						    ----------- -----------
						    (3,371,191) (3,731,800)
						    ----------- -----------

OPERATING INCOME (LOSS)                                  5,666      (7,407)

   Interest and financing costs, net  2, 4, 5          (28,424)    (31,177)
						    ----------- -----------

LOSS BEFORE INCOME TAXES                               (22,758)    (38,584)

   Income tax benefit                                    8,648      14,662
						    ----------- -----------
NET LOSS                                            $  (14,110) $  (23,922)
						    =========== ===========

     The accompanying notes are an integral part of these statements

		  CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
		       CONSOLIDATED STATEMENTS OF CASH FLOWS
			      (Dollars in thousands)

						      For the nine months
						       ended September 30,
						     ---------------------
							1995        1996
						    -----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $ (14,110)  $(23,922)
  Adjustments:
    Depreciation                                        22,613     28,134
    Amortization                                        12,623     13,898
    Share of earnings of affiliates, net of dividends     (741)      (139)
    Deferred income taxes                               (8,648)   (14,965)
    Other                                                1,008       (617)

  Cash provided by (reinvested in) working capital -
    Accounts receivable, prepaid expenses and other    (80,899)    10,467
    Inventories                                       (149,884)     5,252
    Accounts payable, accrued expenses, taxes other
      than income, and other                           132,290    (48,450)
						    -----------  ---------
	    Net cash used in operating activities      (85,748)   (30,342)
						    -----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                  (25,701)        85
  Sales of short-term investments                       25,942     19,000
  Expenditures for property, plant and equipment       (24,187)   (23,327)
  Expenditures for turnaround                           (2,764)    (7,174)
  Refinery acquisition expenditures                    (69,746)        --
  Proceeds from disposals of property, plant
     and equipment                                      15,934      3,890
						    -----------  ---------
	 Net cash used in investing activities         (80,522)    (7,526)
						    -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                 (119)    (3,253)
  Capital contribution                                 150,000     33,600
  Deferred financing costs                             (12,219)      (317)
						    -----------  ---------
	 Net cash provided by financing activities     137,662     30,030
						    -----------  ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (28,608)    (7,838)
CASH AND CASH EQUIVALENTS, beginning of period         105,450     60,477
						    -----------  ---------
CASH AND CASH EQUIVALENTS, end of period             $  76,842   $ 52,639
						    ===========  =========

      The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark Refining & Marketing, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1996
(tabular dollar amounts in thousands of US dollars)

1.      Basis of Preparation

	The unaudited consolidated balance sheet of Clark Refining & Marketing, Inc., a Delaware corporation, and Subsidiary (the "Company" or "Clark"), as of September 30, 1996, and the related consolidated statements of earnings for the three month and nine month periods ended September 30, 1995 and 1996, and statements of cash flows for the nine month periods ended September 30, 1995 and 1996, have been reviewed by independent accountants as noted in their report included herein. Clark Port Arthur Pipeline Company, a Delaware corporation, is included in the consolidated results of the Company. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

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

	Short-term investments consisted of the following:

		       December 31, 1995              September 30, 1996
	       -------------------------------  --------------------------------
    Major     Amortized Unrealized  Aggregate   Amortized Unrealized  Aggregate
Security Type   Cost    Gain/(Loss) Fair Value     Cost   Gain/(Loss) Fair Value
------------- --------- ----------- ----------  --------- ----------- ----------
U.S. Debt
Securities    $ 46,116     $ --     $ 46,116     $ 27,031   $ (300)    $ 26,731


	The net unrealized position at September 30, 1996 included gains of $0.0 million and losses of $0.3 million (1995 -- gains of $0.1 million and losses of $0.1 million).

	The contractual maturities of the short-term investments at September 30, 1996 were:

						    Amortized    Aggregate
						      Cost      Fair Value
						   ----------   ----------
     Due in one year or less                       $ 15,063      $ 14,966
     Due after one year through five years           11,968        11,765
						   ----------   ----------
						   $ 27,031      $ 26,731
						   ==========   ==========

	Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

	For the three month and nine month periods ended September 30, 1996, proceeds from the sale of Available-for-Sale securities was $0.0 million and $19.0 million, respectively, with no realized gains or losses recorded for the period. For the same three and nine month periods in 1995, proceeds from the sale of Available-for-Sale securities was $18.0 million and $25.9 million, respectively, with no realized gains or losses recorded for the periods. Realized gains and losses are presented in "Interest and financing costs, net" and are computed using the specific identification method.

	The change in the net unrealized holding gains or losses on Available-for-Sale securities for the three month and nine month periods ended September 30, 1996, was $0.0 million and a loss of $0.3 million ($0.2 million after taxes), respectively. For the same three and nine month periods in 1995, the change in the net unrealized holding gains or losses was a gain of $0.1 million ($0.1 million after taxes) and a gain of $1.5 million ($0.9 million after taxes), respectively.


3.      Inventories

	The carrying value of inventories consisted of the following:

					       December 31,  September 30,
						   1995           1996
					       -----------   ------------
     Crude oil                                  $ 90,635       $ 80,618
     Refined and blendstocks                     163,915        170,803
     Convenience products                         20,532         19,698
     Warehouse stock and other                    15,362         13,990
					       -----------   ------------
						$290,444       $285,109
						==========   ============

	The market value of these inventories at September 30, 1996 was approximately $69.3 million above the carrying value (December 31, 1995 - $5.4 million).


4.      Other Assets

	Amortization of deferred financing costs for the three month and nine month periods ended September 30, 1996, was $1.6 million (1995 - $1.5 million) and $4.9 million (1995 - $3.7 million), respectively, and is included in "Interest and financing costs, net".

	Amortization of turnaround costs for the three month and nine month periods ended September 30, 1996, was $2.5 million (1995 - $3.0 million) and $8.8 million (1995 - $8.8 million), respectively.

5.      Interest and Financing Costs, Net

	Interest and financing costs, net, consisted of the following:

			       For the three months    For the nine months
				ended September 30,    ended September 30,
				  1995       1996        1995       1996
			       ---------   ---------  ---------  ---------
     Interest expense          $ 10,155    $ 10,633   $ 30,730   $ 32,207
     Financing costs              1,454       1,649      3,749      4,922
     Interest income             (1,570)     (1,250)    (4,780)    (5,198)
			       ---------   ---------  ---------  ---------
				 10,039      11,032     29,699     31,931
     Capitalized interest          (124)       (286)    (1,275)      (754)
			       ---------   ---------  ---------  ---------
			       $  9,915    $ 10,746   $ 28,424   $ 31,177
			       =========   =========  =========  =========

	Accrued interest payable at September 30, 1996, of $8.6 million (December 31, 1995 - $6.8 million) is included in "Accrued Expenses and Other".


6.      Equity Contribution

	On October 3, 1996, Clark USA, Inc. contributed to Clark an advance crude oil purchase receivable together with certain associated hedge contracts at fair market value. Clark recorded the transaction as an equity contribution and sold the contributed asset for cash proceeds of $235.4 million on October 4, 1996.


7.      New Accounting Standard Adopted

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

	The Company has expended approximately $25 million on a project to produce low sulfur diesel fuel at the Hartford refinery ("DHDS Project") which was delayed in 1992. Should the Company determine in the future to permanently discontinue this project, the carrying value of the DHDS Project would likely not be fully recoverable.


8.      Contingencies

	The Company is subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters.

	In early April, 1996, Clark learned that its Hartford, Illinois refinery is the subject of a Clean Air Act enforcement referral by the United States Environmental Protection Agency to the United States Department of Justice. The referral pertains to alleged violations of the Clean Air Act and regulations promulgated thereunder in the operation and permitting of the Hartford refinery fluid catalytic cracking unit ("FCCU") and alleged modification of the FCCU. Although a complaint has not yet been filed, the government requested additional information from Clark pursuant to Section 114 of the Clean Air Act for the stated purpose of completing its pre-enforcement evaluation. Clark is gathering the requested information and is otherwise cooperating with the

<PAGE 10>
government in its investigation. No estimate can be made at this time of Clark's potential liability, if any, as a result of this enforcement referral.

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

Results of Operations

Financial Highlights

	The following tables reflect the Company's financial and operating highlights for the three and nine month periods ended September 30, 1995 and 1996. All dollars listed are in millions except per barrel, per gallon and other statistical data.


				    For the three months    For the nine months
				     ended September 30,    ended September 30,
Financial Results:                    1995          1996     1995        1996
Net sales and operating revenues     $1,211.8    $1,249.5  $3,376.8    $3,724.4
Cost of sales                         1,063.0     1,121.2   3,027.8     3,346.3
Operating expenses                      100.7       104.3     269.6       303.2
General and administrative expenses      14.7        15.9      42.3        45.3
Depreciation and amortization            11.0        12.4      31.5        37.0
Interest and financing costs             11.5        12.0      33.2        36.4
Interest and finance income               1.6         1.3       4.8         5.2
Earnings (loss) before income taxes      12.5       (15.0)    (22.8)      (38.6)
Income tax (provision) benefit           (4.7)        5.7       8.7        14.7
Net earnings (loss)                   $   7.8    $   (9.3)   $(14.1)   $  (23.9)

Operating Income:

Refining contribution to
   operating income                   $  21.0    $    6.8    $ 13.1    $   16.0
Retail contribution to
   operating income                      16.0         5.3      35.5        24.4
Corporate general and administrative      3.6         4.0      11.4        10.8
Depreciation and amortization            11.0        12.4      31.5        37.0
Operating income (loss)               $  22.4    $   (4.3)   $  5.7     $  (7.4)

	The Company reported a net loss of $9.3 million for the third quarter of 1996 versus net earnings of $7.8 million in the third quarter of 1995. Refining and retail market conditions were weak in the quarter as rising and volatile crude oil prices squeezed margins and more than offset the positive impact of improved operations versus the prior year.
For the first nine months of 1996, Clark reported a net loss of $23.9 million as compared to a $14.1 million net loss in the same period of 1995. Despite a first quarter rebound in refining margins reflecting more normal winter demand for distillates, nine month results were reduced versus the prior year because of rising crude oil prices and extreme crude oil market volatility. These factors effectively raised the cost of the Company's feedstocks. The majority of the Company's products are commodities that are subject to seasonal and market volatility. Net sales and operating revenues increased approximately 3% in the third quarter of 1996 as compared to the prior year because of higher crude oil prices, and the first nine months of 1996 increased approximately 10% over 1995 because of the higher crude oil prices and the inclusion in 1996 of a full nine months of incremental sales from production at the Port Arthur refinery, which was acquired on February
27, 1995.

Refining

Refining Division Operating Statistics:
				      For the three months  For the nine months
				       ended September 30,  ended September 30,
					  1995     1996        1995      1996

Port Arthur Refinery (acquired February 27, 1995)

Crude oil throughput (m bbls/day)          210.2   196.4     203.8      201.7
Production (m bbls/day)                    222.5   210.7     210.6      212.0

Gross margin ($/barrel of production)     $ 2.37  $ 2.72    $ 2.41    $  2.49
Operating expenses($/barrel of production)  1.81    2.19      1.90       2.06

Net margin (millions)                     $ 11.6  $ 10.4    $ 23.2    $  25.0

Blue Island, Hartford and other refining
Crude oil throughput (m bbls/day)          141.1   140.1     133.3      135.1
Production (m bbls/day)                    139.1   144.3     133.1      136.2

Gross margin ($/barrel of production)     $ 3.72  $ 2.43    $ 2.80    $  2.66
Operating expenses ($/barrel of production) 2.52    2.24      2.62       2.44

Net margin (millions)                     $ 15.3  $  2.5    $  6.5    $   8.2

Divisional G & A expenses (millions)         5.9     6.1      16.6       17.2
Contribution to earnings (millions)       $ 21.0  $  6.8    $ 13.1    $  16.0

	The refining division contribution to operating income in the third quarter of 1996 was $6.8 million (1995 - $21.0 million). Refining results in the third quarter continued to be hampered by weak market conditions. Rising crude oil prices combined with weaker than expected summer gasoline demand squeezed margins. Clark's Midwest and Gulf Coast markets were both negatively impacted, as reflected by $1.80 and $0.80 per barrel respective declines in industry refining margin indicators from the second quarter. In addition, high absolute crude oil prices weakened margins on by-products that do not immediately track crude oil price changes, and higher refinery fuel gas prices increased operating expenses at the Port Arthur refinery by approximately 30 cents per barrel. For the first nine months of 1996, the refining division improved its contribution to $16.0 million (1995 - $13.1 million). Nine month refining division results reflected year over year operational improvements, including improved yields, but these improvements were tempered by the volatile crude oil markets, increased refinery fuel gas costs and lower chemical and by-product margins. Industry margins in early 1995 were particularly weak due to the transition to reformulated gasoline in certain markets and an unseasonably warm winter, which reduced demand for heating oil.

	Port Arthur crude oil throughput and production in the third quarter was below 1995 levels due to maintenance on the FCC unit. Midwest refining production during the first nine months was below capacity as routine maintenance was successfully completed on several units.
Refinery production was reduced by an average of approximately 9,000 barrels per day in the first nine months of 1995 due to the poor industry refining margins and a fire in an operating unit at the Blue
Island refinery. Production in the fourth quarter of 1996 is expected to be five to ten percent less than capacity at Clark's Blue Island refinery due to two units being out of service for approximately three weeks.

	In 1996, the commodity markets for crude oil and refined products have been characterized by rising crude oil prices, daily price volatility and steep premiums for prompt crude oil and product deliveries. These type of commodity market conditions disrupt many normal options and futures relationships making it difficult for the Company to effectively hedge short-term price risk.

Retail

Retail Division Operating Statistics:

				      For the three months  For the nine months
				       ended September 30,  ended September 30,
					  1995     1996        1995      1996
Gasoline volume (mm gals.)                278.4    270.1       807.2     777.7
Gasoline gross margin (cents/gal)          12.9      9.4        11.1      10.6
Gasoline gross margin (millions)        $  35.8   $ 25.4     $  89.9    $ 82.3

Convenience product sales (millions)    $  72.5   $ 68.3     $ 190.0    $193.7
Convenience product and
   other income (millions)                 16.8     17.9        47.7      52.1

Operating expenses (millions)           $  31.4   $ 32.2     $  87.8    $ 92.7
Divisional G & A expenses (millions)        5.2      5.8        14.3      17.3
Contribution to operating
   income (millions)                    $  16.0   $  5.3     $  35.5    $ 24.4

Per Month Per Store
Company operated stores (average)           863      827         852       828
Gasoline volume (m gals.)                 107.5    108.9       105.3     104.4
Convenience product sales (m)           $  28.0   $ 27.5     $  24.7    $ 26.0
Convenience product gross margin (m)    $   6.5   $  7.2     $   6.2    $  6.7

	The retail division contributed $5.3 million to operating income in the third quarter of 1996 (1995 - $16.0 million). The third quarter retail division contribution was below 1995 levels due almost entirely to a sharp drop in retail gasoline margins. This resulted from an increase in wholesale gasoline costs associated with higher crude oil prices that was not fully captured in retail selling prices due to an extremely competitive Midwest retail market environment. This was particularly the case in the last half of the third quarter.
Convenience product sales were below year ago levels, but overall margin contribution was higher due to improved pricing and product mix. Nine month results were also below year ago levels because of the squeeze in overall fuel margin contribution. Retail margins generally are compressed in periods of rapid oil price increases and widen as prices stabilize or fall. Operating and general and administrative expenses increased over the prior year principally due to operating leases and other costs related to new store properties and increased costs related to the expansion of Clark's credit card programs.

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


Other Financial Highlights

	Depreciation and amortization expenses for the third quarter and first nine months of 1996 exceeded the comparable periods of 1995 principally because of the acquisition of Port Arthur refinery in early 1995.

	For the third quarter and first nine months of 1996, interest expense increased over 1995 due to costs related to an expanded working capital facility and amortization of bondholder consent fees, both incurred during 1995.

Liquidity and Capital Resources

	Net cash generated from operating activities, excluding working capital changes, for the first nine months of 1996 was $2.4 million compared to $12.7 million in the year-earlier period as a result of weaker market conditions. Working capital at September 30, 1996 was $197.2 million, a 1.56 to 1 current ratio, and was comparable to $193.1 million at December 31, 1995, a 1.48 to 1 current ratio.

	In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil. Clark has in place a $400 million committed revolving line of credit expiring
December 31, 1997 for the issuance of letters of credit primarily to support purchases of crude oil, other feedstocks and refined products. The amount available under the borrowing base associated with such facility at September 30, 1996 was $393 million and approximately $286 million of the facility was utilized for letters of credit. There were no direct borrowings under the Company's line of credit at September 30, 1996.

	Cash flows used in investing activities in the first nine months of 1996, excluding short-term investment activities which management treats similar to cash and cash equivalents, decreased to $26.6 million from $80.8 million in the year-earlier period. The higher investing activities in 1995 resulted principally from the Port Arthur refinery acquisition which closed on February 27, 1995. Capital expenditures for property, plant and equipment during the first nine months of 1996 totaled $23.3 million (1995 - $24.2 million) with an additional $7.2 million (1995 - $2.8 million) for refinery maintenance turnaround expenditures. Refinery capital expenditures totaled $12.5 million in the first nine months of 1996 (1995 - $4.8 million), most of which was for discretionary projects at the Port Arthur and Hartford refineries. Retail capital expenditures for the first nine months of 1996 totaled $10.5 million (1995 - $18.5 million) principally for the purchase of equipment related to new stores and underground storage tank-related work.

	In early October, the Company sold for net cash proceeds of $235.4 million one of the advance crude oil purchase receivables Clark USA acquired in December, 1995 and certain associated hedge contracts. The receivable together with the associated hedge contracts was assigned to the Company by Clark USA in early October at fair market value and recorded as an equity contribution. The Company has historically maintained substantial cash reserves to mitigate the cyclical nature of its business. Such cash reserves may also be used to enhance existing assets, for acquisitions, to reduce debt or may be distributed to Clark USA.

	Cash flows from financing activities declined in the first nine months of 1996 as compared to the prior year. Financing activities in 1995 related to the financing of the Port Arthur refinery acquisition.

	Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. Future working capital, discretionary or non-discretionary capital expenditures, or acquisitions may require additional debt or equity financing.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

	In early April, 1996, Clark learned that its Hartford, Illinois refinery is the subject of a Clean Air Act enforcement referral by the United States Environmental Protection Agency ("USEPA") to the United States Department of Justice. The referral pertains to alleged violations of the Clean Air Act and regulations promulgated thereunder in the operation and permitting of the Hartford refinery fluid catalytic cracking unit ("FCCU") and alleged modification of the FCCU. Although a complaint has not yet been filed, the government requested additional information from Clark pursuant to Section 114 of the Clean Air Act for the stated purpose of completing its pre-enforcement evaluation. Clark is gathering the requested information and is otherwise cooperating with the government in its investigation. No estimate can be made at this time of Clark's potential liability, if any, as a result of this enforcement referral.

	On January 5, 1995, Clark received a Unilateral Administrative Order from the USEPA pursuant to CERCLA alleging that "Clark Oil & Refining
Corp." is a potential responsible party ("PRP") with respect to shipments of hazardous substances to a solid waste disposal site known as the Ninth Avenue Site, Gary, Indiana. The alleged shipments all occurred prior to 1987. The Order instructs Clark and the other approximately ninety PRPs to design and implement certain remedial work at the site. Clark has informed the USEPA that it is not a proper party to this matter, because its purchase of certain assets of a company previously operating under the "Clark" name ("Old Clark") was "free and clear" of all Old Clark liabilities. Information provided with the Order estimates that the remedial work may cost approximately $25 million. No estimate of liability can be made with respect to this proceeding at this time. In addition, on December 28, 1994, Clark was served with a summons and complaint brought by certain private parties seeking to recover all past and future response costs with respect to that site on the basis of shipments of hazardous substances allegedly made prior to 1987. Clark moved to dismiss this action on the basis that the action is barred by the "free and clear" Order pursuant to which Clark purchased certain assets of Old Clark. The plaintiffs and one co-defendant opposed Clark's motion to dismiss. On April 19, 1996, the District Court denied Clark's Motion to Dismiss holding that at this early procedural stage of the case and prior to gathering facts regarding the plaintiffs opportunity to participate in the bankruptcy case which issued the "free and clear" order, the Court would not dismiss the case. No estimate of any liability with respect to this case can be made at this time.

	On September 30, 1996, the USEPA sent a combined Finding of Violation alleging that fugitive emissions had been released from Clark's Blue
Island refinery and a Notice of Violation alleging that the total annual benzene calculation pursuant to the National Emissions Standards for Hazardous Air Pollutants was incorrectly determined. Clark has scheduled an administrative conference to discuss this matter with the USEPA. No estimate of liability, if any, with respect to any of these matters can be made at this time.

	Following an explosion on October 19, 1996 in a propane gas line at the Blue Island refinery, the State of Illinois brought an action seeking a temporary restraining order requiring the refinery to cease operations, temporarily, pending a safety review. On November 8, 1996, the court denied the requested order. The State's time for appeal has not yet run out.

ITEM 5 - Other Information

	Clark signed a new three year collective bargaining agreement, expiring August 31, 1999, for certain Blue Island refinery employees. The previous agreement would have expired August 31, 1996.


ITEM 6 - Exhibits and Reports on Form 8-K

	(a)     Exhibits

		Exhibit 10.1 - Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 1996

		Exhibit 27.0 - Financial Data Schedule

	(b)     Reports on Form 8-K

		October 4, 1996 - Announcement of the sale of an advance crude oil purchase receivable

SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					CLARK REFINING & MARKETING, INC.
					(Registrant)




					/s/  Dennis R. Eichholz
					Dennis R. Eichholz
					Controller and Treasurer (Authorized
					Officer and Chief Accounting Officer)


November 12, 1996