Form 10-Q
period 1997-06-30
CLARK REFINING & MARKETING INC
filed 1997-08-13
CIK 20762

                                UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                FORM 10-Q



X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1997

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

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (*) No ( )

	Number of shares of registrant's common stock, $.01 par value, outstanding as of August 8, 1997: 100, all of which were owned by Clark USA, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Clark Refining & Marketing, Inc.


We have reviewed the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. and its subsidiaries as of June 30, 1997, and the related consolidated statements of earnings for the three and six months then ended and the statement of cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying 1997 consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The consolidated financial statements of the Company for the three and six months ended June 30, 1996 were reviewed by other accountants whose report dated July 29, 1996 expressed that they were not aware of any material modifications that should be made to those financial statements in order for them to be in conformity with generally accepted accounting principles.

The consolidated balance sheet of the Company at December 31, 1996 and the related consolidated statements of earnings, cash flows and stockholder's equity for the year then ended (not presented herein) were audited by other independent accountants whose report dated February 4, 1997 expressed an unqualified opinion on those statements.



                                        Price Waterhouse LLP



July 29, 1997

                   CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except per share data)

                                Reference       December 31,    June 30,
                ASSETS            Note             1996           1997
                                ---------       ------------    --------

CURRENT ASSETS:
  Cash and cash equivalents                     $  319,378    $  257,079
  Short-term investments                            14,881        14,773
  Accounts receivable                              171,733       125,196
  Inventories                        2             277,095       289,588
  Prepaid expenses and other                        15,411        16,168
                                                ----------    ----------
          Total current assets                     798,498       702,804

PROPERTY, PLANT AND EQUIPMENT                      555,691       571,066
OTHER ASSETS                         3              39,131        57,692
                                                ----------    ----------
                                                $1,393,320    $1,331,562
                                                ==========    ==========

        LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                  5          $  303,141    $  243,919
   Accrued expenses and other      4, 5             49,384        41,001
   Accrued taxes other than income                  46,484        48,306
                                                ----------    ----------
          Total current liabilities                399,009       333,226

LONG-TERM DEBT                                     417,606       416,065
DEFERRED INCOME TAXES                                  802           802
OTHER LONG-TERM LIABILITIES                         41,774        42,178
CONTINGENCIES                        6                  --            --

STOCKHOLDER'S EQUITY:

   Common stock ($.01 par value per share;
      1,000 shares authorized and 100 shares
      issued and outstanding)                           --            --
   Paid-in capital                                 464,210       464,210
   Retained earnings                                69,919        75,081
                                                ----------    ----------
           Total stockholder's equity              534,129       539,291
                                                ----------    ----------
                                                $1,393,320    $1,331,562
                                                ==========    ==========

        The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            (Dollars in thousands)

                                                   For the three months
                                   Reference           ended June 30,
                                     Note           1996            1997
                                   ---------      -----------    -----------
NET SALES AND OPERATING REVENUES                  $ 1,334,725    $ 1,173,730

EXPENSES:
  Cost of sales                                    (1,199,864)      (981,036)
  Operating expenses                                  (99,506)      (104,573)
  General and administrative expenses                 (14,405)       (13,751)
  Depreciation                                         (9,225)        (9,680)
  Amortization                         3               (2,713)        (5,654)
                                                   -----------    -----------
                                                   (1,325,713)    (1,114,694)
                                                   -----------    -----------
OPERATING INCOME                                        9,012         59,036

  Interest and financing costs, net   3, 4            (10,580)        (9,480)
                                                   -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                      (1,568)        49,556

  Income tax benefit (provision)                          595         (7,000)
                                                   -----------    -----------
NET INCOME (LOSS)                                  $     (973)    $   42,556
                                                   ===========    ===========

        The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF EARNINGS
                           (Dollars in thousands)

                                                   For the six months
                                   Reference          ended June 30,
                                     Note           1996            1997
                                   ---------      -----------    -----------

NET SALES AND OPERATING REVENUES                  $ 2,474,925   $ 2,172,738

EXPENSES:
  Cost of sales                                    (2,225,072)   (1,874,666)
  Operating expenses                                 (199,957)     (211,921)
  General and administrative expenses                 (28,413)      (28,655)
  Depreciation                                        (18,264)      (19,236)
  Amortization                         3               (6,326)       (8,566)
                                                   -----------   -----------
                                                   (2,478,032)   (2,143,044)
                                                   -----------   -----------

OPERATING INCOME (LOSS)                                (3,107)       29,694

Interest and financing costs, net     3, 4            (20,431)      (17,532)
                                                   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                     (23,538)       12,162

Income tax benefit (provision)                          8,944        (7,000)
                                                   -----------   -----------
NET INCOME (LOSS)                                  $  (14,594)   $    5,162
                                                   ===========   ===========

        The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                       For the six months
                                                         ended June 30,
                                                         1996         1997
                                                      -----------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $(14,594)    $  5,162
  Adjustments:
       Depreciation                                      18,264       19,236
       Amortization                                       9,723       12,113
       Share of earnings of affiliates,
          net of dividends                                   60         (120)
       Deferred income taxes                             (8,944)          --
       Other, net                                        (1,019)         412

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses and other    1,753       50,830
       Inventories                                      (44,715)     (12,164)
       Accounts payable, accrued expenses, taxes
          other than income and other                     8,787      (68,489)
                                                       ----------   ---------
  Net cash provided by (used in) operating activities   (30,685)       6,980
                                                       ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                        25          108
  Sales of short-term investments                        19,000           --
  Expenditures for property, plant and equipment        (14,584)     (39,972)
  Expenditures for turnaround                            (5,441)     (30,044)
  Proceeds from disposals of property, plant
     and equipment                                        3,834        2,186
                                                       ----------   ---------
  Net cash provided by (used in) investing activities     2,834      (67,722)
                                                       ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                (2,234)      (1,541)
  Capital contribution                                   33,600           --
  Deferred financing costs                                 (254)         (16)
                                                       ----------   ---------
  Net cash provided by (used in) financing activities    31,112       (1,557)
                                                       ----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      3,261      (62,299)
CASH AND CASH EQUIVALENTS, beginning of period           60,477      319,378
                                                       ----------   ---------
CASH AND CASH EQUIVALENTS, end of period               $ 63,738     $257,079
                                                       ==========   =========

        The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark Refining & Marketing, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1997
(tabular dollar amounts in thousands of US dollars)

1.	Basis of Preparation

	The unaudited consolidated balance sheet of Clark Refining &
Marketing, Inc. and Subsidiary (the "Company") as of June 30, 1997, and the related consolidated statements of earnings and cash flows for the three and six month periods ended June 30, 1996 and 1997, have been reviewed by independent accountants. Clark Port Arthur Pipeline Company is included in the consolidated results of the Company. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

	Certain reclassifications have been made to the operating and general and administrative expenses in the 1996 financial statements to conform to current year presentation.

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


2.	Inventories

	The carrying value of inventories consisted of the following:

                                        December 31,        June 30,
                                            1996              1997
                                        ------------       ----------
        Crude oil                        $ 105,786          $  83,555
        Refined and blendstocks            136,747            168,553
        Convenience products                17,643             21,429
        Warehouse stock and other           16,919             16,051
                                        ------------       ----------
                                         $ 277,095          $ 289,588
                                         ===========       ==========

        The market value of the crude oil and refined product inventories at June 30, 1997, was approximately $18.0 million above the carrying value (December 31, 1996 - $81.7 million).

3.	Other Assets

	Amortization of deferred financing costs for the three and six month periods ended June 30, 1997, was $1.7 million (1996 - $1.7 million) and
$3.5 million (1996 - $3.3 million) respectively, and was included in " Interest and financing costs, net ".

	Amortization of refinery maintenance turnaround costs for the three and six month periods ended June 30, 1997, was $5.7 million (1996 - $2.7 million) and $8.6 million (1996 - $6.3 million), respectively.


4.	Interest Expense and Finance Income, Net

	Interest and financing costs, net, consisted of the following:

                                For the three months    For the six months
                                   ended June 30,         ended June 30,
                                  1996        1997         1996      1997
                                ---------   ---------    --------  --------
        Interest expense         $10,837     $10,756     $21,574   $21,397
        Financing costs            1,659       1,754       3,274     3,507
        Interest income           (1,676)     (2,805)     (3,949)   (6,725)
                                ---------   ---------    --------  --------
                                  10,820       9,705      20,899    18,179
        Capitalized interest        (240)       (225)       (468)     (647)
                                ---------   ---------    --------  --------
                                $ 10,580     $ 9,480     $20,431   $17,532
                                =========   =========    ========  ========

	Accrued interest payable at June 30, 1997, of $6.8 million (December 31, 1996 - $6.8 million) was included in "Accrued expenses and other".

5.	Income Taxes

The income tax provision of $7.0 million for the three and six month periods ended June 30, 1997, was entirely related to the resolution of an Internal Revenue Service examination for the years 1993 and 1994. The resolution had the effect of accelerating the recognition of certain net taxable temporary differences and, as a result, required a concurrent $5.0 million increase in the valuation allowance related to the Company's net deferred tax asset. The remaining provision of $2.0 million represented associated interest.

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Highlights

	The following tables reflect the Company's financial and operating highlights for the three and six month periods ended June 30, 1996 and 1997. All dollars listed are in millions. The tables provide supplementary and pro forma data and are not intended to represent an income statement presented in accordance with generally accepted accounting principles.

                                  For the three months    For the six months
                                     ended June 30,         ended June 30,
                                    1996        1997         1996       1997
                                  ---------   ---------    --------   --------
Financial Results:

Net sales and operating revenues   $ 1,334.7   $1,173.7    $2,474.9   $2,172.7
Cost of sales                        1,199.9      981.0     2,225.1    1,874.6
Operating expenses                      99.5      104.6       199.9      211.9
General and administrative expenses     14.4       13.7        28.4       28.7
Depreciation and amortization           11.9       15.3        24.6       27.8
Interest expense and financing costs    12.3       12.3        24.3       24.2
Interest and finance income              1.7        2.8         3.9        6.7
                                   ---------   ---------    --------  ---------
Earnings (loss) before income taxes     (1.6)      49.6       (23.5)      12.2
Income tax (provision) benefit           0.6       (7.0)        8.9       (7.0)
                                   ---------   ---------    --------  ---------
Net earnings (loss)                $    (1.0)  $   42.6     $ (14.6)  $    5.2
                                   =========   =========    ========  =========
Operating Income:

Pro forma refining contribution to
   operating income (a)            $    21.6   $   68.8     $   7.0   $   98.6
Retail contribution to
   operating income                     10.0        5.9        19.0       10.1
Corporate general and
   administrative expenses               3.6        3.6         6.8        7.4
                                        28.0       71.1        19.2      101.3
                                   ---------   ---------    --------   --------
Depreciation and amortization           11.9       15.3        24.6       27.8
Special item gain (loss) (a)            (7.1)       3.2         2.3      (43.8)
                                   ---------   ---------    --------   --------
Operating income (loss)            $     9.0   $   59.0     $  (3.1)   $  29.7
                                   =========   =========    ========   ========

(a)	Special items are described in detail below.

	The Company reported record net earnings of $42.6 million for the second quarter of 1997 which compared to a net loss of $1.0 million in the same period of 1996. Refining division results improved significantly over the previous year due to good unit reliability and numerous processing unit throughput records. In addition, there was some improvement in refining industry fundamentals, particularly crude oil quality differentials. For the six months ended June 30, 1997, the Company recorded net earnings of $5.2 million which was improved over a net loss of $14.6 million in the year-ago period. Special items reduced first half pre-tax earnings on a pro forma basis by $43.8 million in 1997 as compared to a pre-tax gain of $2.3 million in the first half of 1996. The Company recorded an income tax provision of $7.0 million in the second quarter of 1997 associated with settlement of prior period audit examinations. Unlike 1996, the Company did not record a tax provision on current year results due to its cumulative tax loss carryforward position.

	Special items associated with the estimated impact of a fall in crude oil prices on feedstock costs and the hypothetical cost of lost production associated with a major maintenance turnaround reduced 1997 first half pre-tax earnings by $43.8 million (second quarter - $3.2 million gain) on a pro forma basis. A decrease in crude oil prices of over $6.00 per barrel in 1997 had a negative impact on the Company's pre-tax earnings of approximately $28.3 million (second quarter - $2.4 million gain), resulting from the fact that feedstock acquisition costs are fixed on average two to three weeks prior to the manufacture and sale of the finished products. The Company has not historically hedged this price risk because of the unrecoverable cost of entering into appropriate hedge-related derivatives, especially in a backwardated market. In 1996, this policy resulted in a gain of $2.3 million in the first half (second quarter - $7.1 million loss) because crude oil prices increased over $1 per barrel in that period. The Company successfully completed an extensive planned maintenance turnaround on most units at its Port Arthur refinery in the first quarter of 1997. The opportunity cost of lost production from essentially the entire refinery being out of service for one month was approximately $15.5 million on a pro forma basis.

	Net sales and operating revenues decreased approximately 12% in the second quarter and first six months of 1997 as compared to the prior year. This decrease was principally the result of the crude oil price decline, noted above, that reduced both sales and cost of goods sold and the major maintenance turnaround at the Port Arthur refinery, which reduced the Company's production and sales of refined products.


Refining

Refining Division Operating Statistics:
(dollars in millions, except per barrel data)

                                  For the three months    For the six months
                                     ended June 30,         ended June 30,
                                    1996        1997         1996       1997
                                  ---------   ---------    --------   --------
Port Arthur Refinery
  Crude oil throughput (m bbls/day)  209.7      218.4        204.3      192.6
  Production (m bbls/day)            220.9      230.5        212.3      198.5

  Pro forma gross margin
    ($/barrel of production) (a)    $ 2.44    $  3.96       $ 2.23    $  3.94
  Operating expenses                  38.5       40.6         77.2       83.7

  Net margin including
     turnaround impact              $ 10.6    $  42.5       $  9.0    $  57.9
  Estimated turnaround impact (b)       --       (0.8)          --       15.5
  Pro forma net margin (a) (b)      $ 10.6    $  41.7       $  9.0    $  73.4

Blue Island, Hartford and other refining

  Crude oil throughput (m bbls/day)  139.7      137.2        132.6      135.3
  Production (m bbls/day)            133.0      145.7        132.6      141.2

  Pro forma gross margin
     ($/barrel of production) (a)   $ 3.82    $  4.80       $ 2.91     $ 3.88
  Operating expenses                  29.6       31.3         61.1       63.3

  Pro forma net margin (a)          $ 16.6    $  32.4       $  9.2     $ 35.8

Divisional G & A expenses              5.6        5.3         11.2       10.6
Pro forma contribution
   to earnings (b)                  $ 21.6    $  68.8       $  7.0     $ 98.6


(a)	Excludes the impact of the change in crude oil prices on feedstock costs. Actual gross margin per barrel was as follows: For the three months ended June 30, Port Arthur, 1996 - $2.36; 1997 - $4.07, Blue Island, Hartford and other refining, 1996 - $3.37; 1997 - $4.81; For the six months ended June 30, Port Arthur, 1996 - $2.38; 1997 - $3.43, Blue Island, Hartford and other refining, 1996 - $2.77; 1997 - $3.49.
(b)	Includes hypothetical adjustment for lost production at foregone margins during the period of the turnaround shutdown.

	On a pro forma basis, the refining division contributed $68.8 million to operating income in the second quarter of 1997 (1996 - $21.6 million). Actual second quarter refining contribution was $72.0 million in 1997 versus $14.5 million in 1996. These improved results were achieved principally due to record refining production levels, good refinery reliability, larger discounts for heavy and sour crude oil and improved Gulf Coast refining margins. Hartford refinery results particularly benefited from improved access to lower cost Canadian heavy crude oil. Port Arthur results were also buoyed by the operational benefits realized from the first quarter maintenance turnaround. On a comparative basis, last year's second quarter was negatively impacted by severe crude oil market volatility and backwardation that raised the cost of the Company's feedstocks. On a pro forma basis, the refining division contributed $98.6 million to operating income in the first six months of 1997 (1996 - $7.0 million). Actual first half refining contribution was $54.8 million in 1997 versus $9.3 million in 1996. Results for the first half of 1997 have similarly benefited due to improved yields and throughput and better crude oil quality differentials. Crude oil quality differential indicators for sour crude oil improved from $0.99 per barrel to $1.91 per barrel and the benefit for heavy sour crude oil improved from $4.68 per barrel to $5.90 per barrel from the first half of 1996 to the first half of 1997. The Company believes these crude oil quality differential indicators improved primarily due to increased availability of light and heavy sour crude oil, higher levels of industry refinery maintenance turnarounds and milder winter weather in the first quarter of 1997.

	Port Arthur crude oil throughput and production reached record levels in the second quarter of 1997, but were below 1996 levels for the first half of the year due to the planned maintenance turnaround in the first quarter of 1997. Second quarter and first half Midwest refining crude oil throughput and production increased over the prior year due to lower levels of planned and unplanned processing unit downtime in 1997. Port Arthur refinery operating expenses for the first six months of 1997 were higher than the previous year principally because of higher natural gas prices in January of 1997. Natural gas is consumed as a fuel in the refining process.


Retail

Retail Division Operating Statistics:
(dollars in millions, except per gallon and per store data)

                                  For the three months    For the six months
                                     ended June 30,         ended June 30,
                                    1996        1997         1996       1997
                                  ---------   ---------    --------   --------

Gasoline volume (mm gals.)          271.2       262.2        507.7      500.2
Gasoline gross margin (cents/gal)    10.6         9.4         11.2       10.1
Gasoline gross margin             $  28.7     $  24.6      $  56.9    $  50.4

Convenience product sales         $  66.9     $  75.7      $ 125.4    $ 136.0
Convenience product margin and
   other income                      17.9        19.0         32.4       35.3

Gain on asset sales               $    --     $    --      $   1.8    $    --
Operating expenses                   31.4        32.4         61.8       64.6
Divisional G & A expenses             5.2         5.3         10.3       11.0
Contribution to operating income  $  10.0     $   5.9      $  19.0    $  10.1

Per Month Per Store
Company operated stores
   (average) (a)                      829         819          828        816
Gasoline volume (m gals.)           109.1       107.9        102.2      103.2
Convenience product sales
   (thousands)                    $  26.9     $  30.8      $  25.2    $  27.8
Convenience product gross margin
   (thousands)                    $   7.2     $   7.7      $   6.5    $   7.2


(a)  Nine stores included in 1997 did not sell fuel.

	Retail contribution to operating income for the second quarter of 1997 was $5.9 million as compared to $10.0 million in the second quarter of 1996, and decreased to $10.1 million in the first six months of 1997 from $19.0 million in the first half of 1996. Retail contribution declined primarily because of weaker retail fuel margins in 1997 and a $1.8 million first quarter gain on the sale of stores in the prior year. Retail margins have historically benefited when crude oil prices fall, but the benefit of the crude oil price decline in the first half of 1997 was not fully realized because wholesale prices did not fall as much as crude oil prices and due to highly competitive retail markets. This continues a trend of tighter retail margins that started in the last half of 1996. Certain store operating measures did show improvement in 1997, including an 11% improvement in convenience product margins per store on 10% higher sales. Operating expenses increased principally because of lease expenses and higher operating costs for larger stores acquired in the last year.


Other Financial Highlights

	Interest and finance income for the second quarter and first half of 1997 decreased over the comparable period of 1996 because of interest earned on higher cash balances in 1997, resulting from the contribution of an advance crude oil purchase receivable from Clark USA, Inc. ("Clark USA") in late 1996 that was converted to cash.

	Amortization expense increased in the second quarter and first half of 1997 over the same periods in 1996 due to amortization on the 1997 first quarter Port Arthur refinery maintenance turnaround.


Liquidity and Capital Resources

	Net cash generated by operating activities, excluding working capital changes, for the six months ended June 30, 1997 was $36.8 million compared to $3.5 million in the year-earlier period. Working capital at June 30, 1997 was $369.6 million, a 2.11 to 1 current ratio, versus
$399.5 million at December 31, 1996, a 2.00 to 1 current ratio. Working capital at June 30, 1997 decreased from the end of 1996 because of a retail store acquisition that was financed with cash and the capital cost of the Port Arthur refinery turnaround.

	In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. The Company has in place a $400 million committed revolving line of credit expiring December 31, 1997 for the issuance of letters of credit primarily to support purchases of crude oil, other feedstocks and refined products. The amount available under the borrowing base associated with such facility at June 30, 1997 was $400 million and approximately $274 million of the facility was utilized for letters of credit. There were no direct borrowings under the Company's line of credit at June 30, 1997. The Company expects to have an amended and restated agreement in place by September 30, 1997.

	Cash flows used in investing activities in the first half of 1997, excluding short-term investment activities which management treats similar to cash and cash equivalents, was $67.8 million as compared to $16.2 million in the year-earlier period. The higher investing activities in 1997 resulted principally from the Port Arthur refinery turnaround ($30.0 million) and the acquisition of 48 retail stores in Michigan ($20.1 million). Refinery capital expenditures totaled $12.5 million in the first six months of 1997 (1996 - $8.3 million), most of which related to discretionary and non-discretionary projects undertaken in conjunction with the Port Arthur refinery turnaround. Retail capital expenditures for the first six months of 1997, excluding the Michigan acquisition, totaled $6.3 million (1996 - $6.1 million) and were principally for underground storage tank-related work.

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

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

	On May 5, 1997 a complaint, entitled AOC Limited Partnership ("AOC L.P.") et al., vs. TrizecHahn Corporation, et al., Case No. 97 CH 05543 naming Clark USA as a defendant was filed in the Circuit Court of Cook County, Illinois. The Complaint seeks $21 million, plus continuing interest, related to the sale of equity by Clark USA to finance the Port Arthur refinery acquisition. The sale of such equity triggered a calculation of a potential contingent payment to AOC L.P. (the "AOC L.P. Contingent Payment") pursuant to the agreement related to the December 1992 purchase and redemption of its minority interest. According to Clark USA's calculation, no payment is required. The Complaint disputes Clark USA's method of calculation. The AOC L.P. Contingent Payment is an amount which shall not exceed in the aggregate $33.9 million and is contractually payable 89% by Clark USA and 11% by TrizecHahn.
TrizecHahn has indemnified Clark USA for any AOC L.P. Contingent Payment in excess of $7 million. At this time no estimate can be made as to Clark USA's potential liability, if any, with respect to this matter.

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


August 12, 1997