Form 10-Q
period 1997-09-30
CLARK REFINING & MARKETING INC
filed 1997-11-12
CIK 20762

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997

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

	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (*) No ( )

	Number of shares of registrant's common stock, $.01 par value, outstanding as of November 7, 1997: 100, all of which were owned by Clark USA, Inc.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Clark Refining & Marketing, Inc.:


We have reviewed the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. and its subsidiary as of September 30, 1997, and the related consolidated statements of earnings for the three and nine months then ended and the statement of cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

The consolidated financial statements of the Company for the three and nine months ended September 30, 1996 were reviewed by other accountants whose report dated October 29, 1996 expressed that they were not aware of any material modifications that should be made to those financial statements in order for them to be in conformity with generally accepted accounting principles.

The consolidated balance sheet of the Company at December 31, 1996 and the related consolidated statements of earnings, cash flows and stockholder's equity for the year then ended (not presented herein) were audited by other independent accountants whose report dated February 4, 1997 expressed an unqualified opinion on those statements.



                                                 Price Waterhouse LLP



St. Louis, Missouri
October 17, 1997, except
for Note 8 which is as of
November 3, 1997

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
            (Unaudited, dollars in thousands except per share data)

                                Reference    December 31,    September 30,
      ASSETS                       Note         1996             1997
                                 ---------   ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                 $   319,378        $271,112
   Short-term investments                         14,881          14,818
   Accounts receivable                           171,733         109,462
   Inventories                       2           277,095         335,216
   Prepaid expenses and other                     15,411          17,830
                                              ----------      ----------
          Total current assets                   798,498         748,438

PROPERTY, PLANT AND EQUIPMENT                    555,691         572,765
OTHER ASSETS                         3            39,131          54,729
                                              ----------      ----------
                                              $1,393,320      $1,375,932
                                              ==========      ==========

        LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                  5        $  303,141      $  230,605
   Accrued expenses and other      4, 5           49,384          51,011
   Accrued taxes other than income                46,484          45,030
                                              ----------      ----------
         Total current liabilities               399,009         326,646


LONG-TERM DEBT                                   417,606         415,296
DEFERRED INCOME TAXES                                802             128
OTHER LONG-TERM LIABILITIES                       41,774          43,362
CONTINGENCIES                        6                --              --

STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per share;
   1,000 shares authorized and
   100 shares issued and outstanding)                 --              --
   Paid-in capital                               464,210         464,210
   Retained earnings                              69,919         126,290
                                              ----------      ----------
           Total stockholder's equity            534,129         590,500
                                              ----------      ----------
                                              $1,393,320      $1,375,932
                                              ==========      ==========

       The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF EARNINGS
                        (Unaudited, dollars in thousands)

                                                For the three months
                                Reference       ended September 30,
                                  Note          1996           1997
                                ---------     -----------   -----------
NET SALES AND OPERATING REVENUES               $ 1,249,468  $ 1,123,629

EXPENSES:
        Cost of sales                           (1,121,246)    (916,697)
        Operating expenses                        (104,602)    (107,450)
        General and administrative expenses        (15,541)     (18,368)
        Depreciation                                (9,870)     (11,013)
        Amortization                 3              (2,509)      (5,529)
                                                -----------  -----------
                                                (1,253,768)  (1,059,057)
                                                -----------  -----------

OPERATING INCOME (LOSS)                             (4,300)      64,572

Interest and financing costs, net   3, 4           (10,746)      (8,708)
                                                -----------  -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                (15,046)      55,864

        Income tax benefit (provision)               5,718       (4,697)
                                                -----------  -----------
NET EARNINGS (LOSS)                             $   (9,328)  $   51,167
                                                ===========  ===========

        The accompanying notes are in integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF EARNINGS
                         (Unaudited, dollars in thousands)

                                                For the nine months
                                Reference       ended September 30,
                                  Note          1996           1997
                                ---------     -----------   -----------
NET SALES AND OPERATING REVENUES              $ 3,724,393   $ 3,296,367

EXPENSES:
        Cost of sales                          (3,346,318)   (2,791,363)
        Operating expenses                       (304,559)     (319,001)
        General and administrative expenses       (43,954)      (47,393)
        Depreciation                              (28,134)      (30,249)
        Amortization                3              (8,835)      (14,095)
                                               -----------   -----------
                                               (3,731,800)   (3,202,101)
                                               -----------   -----------

OPERATING INCOME (LOSS)                            (7,407)       94,266

        Interest and financing
           costs, net,             3,4            (31,177)      (26,240)
                                               -----------   -----------
EARNINGS (LOSS) BEFORE INCOME TAXES               (38,584)       68,026

        Income tax benefit (provision)             14,662       (11,697)
                                               -----------   -----------
NET EARNINGS (LOSS)                            $  (23,922)   $   56,329
                                               ===========   ===========

        The accompanying notes are integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)

                                                 For the nine months
                                                 ended September 30,
                                                    1996       1997
                                                 ----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                            $ (23,922)  $ 56,329
  Adjustments:
       Depreciation                                 28,134     30,249
       Amortization                                 13,898     19,442
       Share of earnings of affiliates,
          net of dividends                            (139)      (103)
       Deferred income taxes                       (14,965)      (700)
       Other, net                                     (617)       655

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses
          and other                                 10,467     70,425
       Inventories                                   5,252    (57,847)
       Accounts payable, accrued expenses,
          taxes other than income and other        (48,450)   (79,234)
                                                  ----------  --------
         Net cash provided by (used in)
         operating activities                      (30,342)    39,216
                                                  ----------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of short-term investments                   85        131
  Sales of short-term investments                   19,000         --
  Expenditures for property, plant and equipment   (23,327)   (53,999)
  Expenditures for turnaround                       (7,174)   (31,230)
  Proceeds from disposals of property, plant
     and equipment                                   3,890      3,691
                                                  ----------  --------
       Net cash used in investing activities        (7,526)   (81,407)
                                                  ----------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                           (3,253)    (2,310)
  Capital contribution                              33,600         --
  Deferred financing costs                            (317)    (3,765)
                                                  ----------  --------
       Net cash provided by (used in)
          financing activities                      30,030     (6,075)
                                                  ----------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (7,838)   (48,266)
CASH AND CASH EQUIVALENTS, beginning of period      60,477    319,378
                                                  ----------  --------
CASH AND CASH EQUIVALENTS, end of period          $ 52,639   $271,112
                                                  ========== =========

        The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark Refining & Marketing, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1997
(unaudited, tabular dollar amounts in thousands of US dollars)

1.	Basis of Preparation

	The unaudited consolidated balance sheet of Clark Refining & Marketing, Inc. and Subsidiary (the "Company") as of September 30, 1997, and the related consolidated statements of earnings and cash flows for the three and nine month periods ended September 30, 1996 and 1997, have been reviewed by independent accountants. Clark Port Arthur Pipeline Company is included in the consolidated results of the Company. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

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


2.	Inventories

	The carrying value of inventories consisted of the following:

                                         December 31,    September 30,
                                             1996            1997
                                         ------------    ------------
       Crude oil                         $   105,786     $  108,574
       Refined and blendstocks               136,747        186,275
       Convenience products                   17,643         22,899
       Warehouse stock and other              16,919         17,468
                                         ------------    ------------
                                         $   277,095     $  335,216
                                         ============     ===========


	The market value of the crude oil and refined product inventories at September 30, 1997, was approximately $35.0 million above the carrying value (December 31, 1996 - $81.7 million).

3.	Other Assets

	Amortization of deferred financing costs for the three and nine month periods ended September 30, 1997, was $1.8 million (1996 - $1.6 million) and $5.3 million (1996 - $4.9 million) respectively, and was included in "Interest and financing costs, net".

	Amortization of refinery maintenance turnaround costs for the three and nine month periods ended September 30, 1997, was $5.5 million (1996
- $2.5 million) and $14.1 million (1996 - $8.8 million), respectively.


4.	Interest and Financing Costs, Net

	Interest and financing costs, net, consisted of the following:

                                For the three months    For the nine months
                                  ended September 30,     ended September 30,
                                  1996         1997       1996          1997
                                ----------  ---------   ---------    --------
        Interest expense         $10,633     $10,884      $32,207     $32,281
        Financing costs            1,649       1,778        4,922       5,285
        Interest income           (1,250)     (3,629)      (5,198)    (10,354)
                                 ----------  ---------   ---------    --------
                                  11,032       9,033       31,931      27,212
        Capitalized interest        (286)       (325)        (754)       (972)
                                 ----------  ---------   ---------    --------
                                 $10,746      $8,708      $31,177      $26,240
                                 ==========   ========    ========    ========

	Accrued interest payable at September 30, 1997, of $8.6 million (December 31, 1996 - $6.8 million) was included in "Accrued expenses and other".

5.	Income Taxes

        The income tax provision of $11.7 million for the nine month period ended September 30, 1997, was primarily related to the resolution of an Internal Revenue Service examination for the years 1993 and 1994 as determined under the Company's tax sharing agreement with Clark USA, Inc. ("Clark USA"). The resolution had the effect of accelerating the recognition of certain net taxable temporary differences and, as a result, required an increase in the valuation allowance related to the Company's net deferred tax asset. The provision includes $2.0 million of associated interest.

6.	Contingencies

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

7.  Working Capital Facility

 On September 25, 1997, the Company entered into a new $400 million revolving credit facility. The credit facility, which expires on December 31, 1999, provides for borrowings and the issuance of letters of credit of up to the lesser of $400 million or the amount available under a defined borrowing base calculated with respect to the Company's cash, investments, eligible receivables and hydrocarbon inventories. Direct borrowings under the credit facility are limited to $50 million. The Company will use the facility primarily for the issuance of letters of credit to secure purchases of crude oil. The Company is required to comply with certain financial covenants including maintaining defined levels of working capital, cash, tangible net worth, and cumulative cash flow, as defined.

8.  Subsequent Event

        On October 1, 1997, Clark USA, the Company's parent, reclassified all shares of Class A Common Stock held by Tiger Management to a new Class E Common Stock. Subsequently, Trizec Hahn Corporation purchased all of the Class E Common Stock for $7.00 per share in cash totaling $63 million.
The new Class E Common Stock was then converted into 63,000 shares
($1,000 liquidation preference per share) of 11 1/2% Senior Cumulative Exchangeable Preferred Stock, par value $0.01 per share, which was sold on October 1, 1997 for face value to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933.

	In connection with the above transactions all remaining shares of Class A Common Stock were converted to Common Stock. In addition,
Common Stock held by affiliates of Occidental Petroleum ("Oxy") was converted to a new Class F Common Stock which has voting rights limited to 19.9% of the total voting power of all classes of Clark USA's voting stock, but is convertible into Common Stock by any holder other than affiliates of Occidental Petroleum. Oxy was also issued an additional 545,455 shares of Class F Common Stock in full satisfaction of certain terms in the Oxy Stockholders' Agreement.

	On November 3, 1997, an affiliate of Blackstone Capital Partners III Merchant Banking Fund L.P. ("Blackstone") acquired the 13,500,000 shares of Common Stock of Clark USA previously held by Trizec Hahn Corporation and certain of its subsidiaries, as a result of which Blackstone obtained a 65% controlling interest in Clark USA. This transaction triggered the Change of Control covenant in Clark USA's Senior Secured
Zero Coupon Notes, due 2000 ("Zero Coupon Notes") and the Company's 9 1/2% Senior Notes, due 2004 and 10 1/2% Senior Notes, due 2001 ("10 1/2% Notes") and may trigger the Change of Control covenant in Clark USA's 10 7/8%
Senior Notes, 2005 if it results in a Ratings Decline (as defined).
Under such covenants, noteholders would have the right to require the Company and Clark USA to repurchase their notes at 101% of face value or, in the case of the Zero Coupon Notes, accreted value. However, market quotations for these notes were higher than 101% on November 4, 1997 and as a result, the Company does not believe this Change of Control will have a material adverse effect on the Company. The
Company's credit facility was amended to permit the acquisition by Blackstone of Clark USA's Common Stock.

        In addition, the Blackstone transaction caused an "ownership change" of the Clark USA consolidated tax return group (the "Group") under
Section 382 of Internal Revenue Code of 1986, as amended. The result of the ownership change is that utilization of the Group's tax attribute carryovers will be limited in tax periods subsequent to the ownership change. While the Group has not finally determined the effect of the limitation, it is possible that the book value of the Group's tax attribute carryovers would be incrementally reduced by as much as $13 million. The Company expects to make a final determination by the end of the year.

	Subject to certain market conditions and other factors, Clark USA intends to purchase and/or redeem its Zero Coupon Notes with available cash prior to the end of 1997 and the Company intends to refinance its 10 1/2% Notes with the proceeds of a $400 million debt offering. Clark USA has a tender offer outstanding for the repurchase of its Zero Coupon Notes which currently expires on November 14, 1997.

	The aforementioned repurchase and redemptions and costs associated with the Blackstone transaction are intended to be funded with the proceeds of the debt offering and available cash. As a result of the aforementioned transactions, the Company expects to record an extraordinary charge to earnings for redemption premiums and unamortized deferred financing costs of approximately $9.7 million on a pre-tax basis, pay fees and expenses of $9.0 million associated with the Blackstone transaction, and pay cash dividend to Clark USA of approximately $207.4 million (based on the accreted value of the Zero Coupon Notes at September 30, 1997).

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Highlights

        The following tables reflect the Company's financial and operating highlights for the three and nine month periods ended September 30, 1996 and 1997. All dollar amounts listed are in millions. The tables provide supplementary data and are not intended to represent an income statement presented in accordance with generally accepted accounting principles.

                                    For the three months   For the nine months
                                     ended September 30,    ended September 30,
Financial Results:                   1996          1997      1996       1997
                                    -------       -------  -------    --------
Net sales and operating revenues   $1,249.5      $1,123.6  $3,724.4   $ 3,296.4
Cost of sales                       1,121.2         916.7   3,346.3     2,791.4
Operating expenses                    104.6         107.4     304.6       319.0
General and administrative expenses    15.6          18.4      43.9        47.4
Depreciation and amortization          12.4          16.5      37.0        44.3
Interest and financing costs           12.0          12.3      36.4        36.6
Interest and finance income             1.3           3.6       5.2        10.3
                                    --------       -------  -------    --------
Earnings (loss) before income taxes   (15.0)         55.9     (38.6)       68.0
Income tax (provision) benefit          5.7          (4.7)     14.7       (11.7)
                                    --------     ---------  -------    --------
Net earnings (loss)                 $  (9.3)     $   51.2  $  (23.9)   $   56.3
                                    ========     ========= =========   ========
Operating Income:

Refining contribution to
   operating income                 $   6.8      $   78.2  $   16.0   $   132.9
Retail contribution to
   operating income                     5.3           8.0      24.4        18.1
Corporate general and
   administrative expenses              4.0           5.1      10.8        12.4
                                    -------       -------   -------    --------
                                        8.1          81.1      29.6       138.6
Depreciation and amortization          12.4          16.5      37.0        44.3
                                    --------      -------   -------    --------
Operating income (loss)             $  (4.3)      $  64.6   $  (7.4)   $   94.3
                                    ========      =======   ========   ========

	The Company reported record net earnings of $51.2 million for the third quarter of 1997 which compared to a net loss of $9.3 million in the same period of 1996. The Company also reported record earnings before interest, taxes, depreciation and amortization ("EBITDA") of $81.1 million in the third quarter of 1997 versus $8.1 million in the third quarter of 1996. The previous records for net earnings and EBITDA were achieved in the second quarter of 1997. Earnings improved in the current year principally because of significantly higher refining division contribution due to improved market conditions and stronger operations.

	The Company reported EBITDA of $138.6 million for the first nine months of 1997 versus $29.6 million in the year ago period. Year-to-date net earnings were $56.3 million through September 30, 1997 versus a net loss of $23.9 million in the same period of 1996. After adjusting for the negative impact of two special items totaling an estimated $42 million that occurred principally in the first quarter, year-to-date pro forma EBITDA would have been an estimated $181 million in 1997. Year-to-date pro forma EBITDA on a similar basis in 1996 would have been an estimated $9 million. A fall in crude oil prices of over $6 per barrel in the first quarter cost the Company approximately $27 million (1996 - $20 million gain) resulting from the fact that feedstock costs are fixed on average two to three weeks prior to the manufacture and sale of the finished products. The Company does not currently hedge this price risk because of the unrecoverable cost of entering into appropriate hedge-related derivatives, especially in a backwardated market. The Company also successfully completed an extensive planned maintenance turnaround on most units at its Port Arthur refinery in the first quarter of 1997. The opportunity cost of lost production from essentially the entire refinery being out of service for one month was estimated at approximately $15 million. The Company recorded an income tax provision of $11.7 million for the first nine months of 1997 primarily for the settlement of prior-period audit examinations as determined under the Company's tax sharing agreement with Clark USA. As compared to 1996, the Company recorded a lower tax provision for current-year earnings due to its cumulative tax loss carryforward position.

	Net sales and operating revenues decreased approximately 10% in the third quarter and 11% in the first nine months of 1997 as compared to the prior year. These decreases were principally the result of the crude oil price decline, noted above, that reduced both sales and cost of goods sold. In addition, the major maintenance turnaround at the Port Arthur refinery reduced the Company's production and sales of refined products.


Refining

Refining Division Operating Statistics:
(dollars in millions, except per barrel data)

                                For the three months	For the nine months
                                ended September 30,     ended September 30,
                                   1996       1997       1996         1997
                                 ---------  ---------   --------   ---------
Port Arthur Refinery
 Crude oil throughput (m bbls/day)  196.4      218.3      201.7       201.3
 Production (m bbls/day)            210.7      228.2      212.0       208.5

 Gross margin
   ($/bbl of production)        (a)$ 2.72     $ 4.45     $ 2.49      $ 3.84
 Operating expenses                  42.5       43.4      119.7       127.1

 Net margin                        $ 10.4     $ 50.0     $ 25.0      $ 91.5

Blue Island, Hartford and
   other refining
  Crude oil throughput (m bbls/day) 140.1      136.0      135.1       135.6
  Production (m bbls/day)           144.3      141.6      136.2       141.4

  Gross margin
     ($/barrel of production)  (a) $ 2.43     $ 4.96     $ 2.66      $ 3.94
  Operating expenses                 29.7       29.3       91.1        92.6

        Net margin                 $  2.5     $ 35.2     $  8.2      $  59.1

Divisional G & A expenses             6.1        7.0       17.2         17.7
Contribution to earnings           $  6.8     $ 78.2     $ 16.0      $ 132.9

(a)	Refining gross margins per barrel adjusted for the impact of a decline in crude oil prices on unhedged fixed purchase commitments were as follows: For the three months ended September 30, Port Arthur, 1996 - $2.10; 1997 - $4.55, Blue Island, Hartford and other refining, 1996 - $1.97; 1997 - $4.68; For the nine months ended September 30, Port Arthur, 1996 - $2.18; 1997 - $4.17, Blue Island, Hartford and other refining, 1996 - $2.59; 1997 - $4.15

	The refining division contributed a record $78.2 million to operating income in the third quarter of 1997 (1996 - $6.8 million). These improved results were achieved principally due to near record refining production levels, good refinery reliability and increased processing of lower cost, heavy and sour crude oil. Refining market conditions, particularly fuels margins, were much improved in the third quarter of 1997 over 1996 as strong demand, tight capacity and plant downtime in the U.S. and Europe supported margins. Refining contribution for the nine months ended September 30, 1997 was $132.9 million versus $16.0 million in 1996. Earnings for the first nine months of 1997 benefited from improved yields and throughput and wider crude oil quality differentials. Crude oil quality differential indicators for light sour crude oil improved from $1.06 per barrel to $1.71 per barrel and the benefit for heavy sour crude oil improved from $4.75 per barrel to $5.63 per barrel from the first nine months of 1996 to the same period in 1997. The Company believes these crude oil quality discounts improved primarily due to increased availability of

Canadian light and heavy sour crude oil from the Express and Interprovincial pipelines, higher levels of industry refinery maintenance turnarounds and milder winter weather in the first quarter of 1997. Hartford refinery results particularly benefited from improved access to lower-cost Canadian heavy sour crude oil. Port Arthur refinery results were also buoyed by the operational benefits realized from the first quarter maintenance turnaround. On a comparative basis, refining gross margins in the third quarter and first nine months of 1996 were negatively impacted by crude oil market volatility and backwardation that raised the cost of the Company's feedstocks.

	Port Arthur refinery crude oil throughput and production reached record and near record levels in the second and third quarters of 1997, but were relatively flat compared to 1996 levels on a year-to-date basis due to the planned maintenance turnaround in the first quarter of 1997. Port Arthur refinery operating expenses for the first nine months of 1997 were higher than the previous year principally because of higher natural gas prices and higher incentive compensation due to strong earnings. Natural gas is consumed as a fuel in the refining process.


Retail

Retail Division Operating Statistics:
(dollars in millions, except per gallon and per store data)

                                For the three months	For the nine months
                                ended September 30,     ended September 30,
                                   1996       1997       1996         1997
                                 ---------  ---------   --------   ---------

Gasoline volume (mm gals.)         270.1      270.8       777.7       771.1
Gasoline gross margin (cents/gal)    9.4       10.6        10.6        10.3
Gasoline gross margin             $ 25.4    $  28.6      $ 82.3     $  79.0

Convenience product sales         $ 68.3    $  78.3      $193.7     $ 214.3
Convenience product margin and
   other income                     17.9       20.3        50.3        55.7

Gain on asset sales               $   --     $   --      $  1.8     $    --
Operating expenses                  32.7       34.6        94.4        99.3
Divisional G & A expenses            5.3        6.3        15.6        17.3
Contribution to operating income  $  5.3     $  8.0      $ 24.4     $  18.1


Per Month Per Store
Company operated stores (average)(a) 827        814         828         815
Gasoline volume (m gals.)          108.9      112.3       104.4       106.3
Convenience product sales
   (thousands)                    $ 27.5     $ 32.1      $ 26.0     $  29.2
Convenience product gross margin
   (thousands)                       7.2        8.3         6.7         7.6


(a)  Ten stores included in 1997 operated as convenience stores only.

	Retail division contribution to operating income of $8.0 million for the third quarter of 1997 exceeded its contribution in each of the previous four quarters. The retail fuel margin environment, which has been weak since the second half of 1996, showed improvement late in the third quarter with fuel margins in September averaging over 12 cents per gallon. Monthly fuel volumes and convenience sales per store were at record levels in the third quarter of 1997, increasing by 3% and 17%, respectively, over the year-ago period. Retail contribution to operating income decreased to $18.1 million in the first nine months of 1997 from $24.4 million in the same period of 1996. Retail contribution declined on a year-to-date basis primarily because of weaker same store retail fuel margins in the first half of 1997 and a $1.8 million gain on the sale of stores in the prior year. This was partially offset by the fuel and convenience margin contribution from the 48 Michigan stores acquired in early 1997. Retail margins have historically benefited when wholesale prices fall, but the benefit of the crude oil price decline in the first half of 1997 was not fully realized because wholesale prices did not fall as much as crude oil prices and due to highly competitive retail markets. Certain monthly average store operating measures showed improvement for the nine months ended September 30, 1997, including a 13% improvement in convenience product margins per store on 12% higher sales. Operating expenses increased principally because of lease expenses and operating costs for larger stores acquired in the last year.


Other Financial Highlights

	Corporate and divisional general and administrative expenses increased in the third quarter and first nine months of 1997 over the comparable periods in 1996 principally because of accruals for higher incentive compensation resulting from the Company's stronger earnings.

	Interest and finance income for the third quarter and first nine months of 1997 decreased over the comparable periods of 1996 principally because of interest earned on higher cash balances in 1997, resulting from the contribution of an advance crude oil purchase receivable by Clark USA in late 1996 that was subsequently converted to cash.

	Depreciation and amortization expense increased in the third quarter and first nine months of 1997 over the comparable periods in 1996 principally because of amortization related to the first quarter Port Arthur maintenance turnaround.

	Historically, the Company has recorded seasonally lower earnings in the fourth and first quarters of calendar years due to lower demand for refined products. Entering the fourth quarter of 1997, refining margins have declined in line with this seasonal trend.


Liquidity and Capital Resources

	Net cash generated by operating activities, excluding working capital changes, for the nine months ended September 30, 1997 was $105.9 million compared to $2.4 million in the year-earlier period. Working capital as of September 30, 1997 was $421.8 million, a 2.29-to-1 current ratio, versus $399.5 million as of December 31, 1996, a 2.00-to-1 current ratio. Working capital as of September 30, 1997 increased from the end of 1996 because of increased operating contribution, partially offset by a retail store acquisition that was financed with cash and the capital cost of the Port Arthur refinery turnaround.

	In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. On September 25, 1997, the Company entered into a new Credit Agreement which provides for borrowings and the issuance of letters of credit of up to the lesser of $400 million or the amount of the borrowing base calculated with respect to the Company's cash, investments, eligible receivables and hydrocarbon inventories. Direct borrowings are limited to the principal amount of $50 million.
Borrowings under the Credit Agreement are secured by a lien on substantially all of the Company's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The amount available under the borrowing base associated with such facility at September 30, 1997 was $400 million and approximately $238 million of the facility was utilized for letters of credit. As of September 30, 1997, there were no direct borrowings under the Credit Agreement.

	Cash flows used in investing activities in the first nine months of 1997, excluding short-term investment activities which management treats similar to cash and cash equivalents, were $81.5 million as compared to $26.6 million in the year-earlier period. The higher investing activities in 1997 resulted principally from the Port Arthur refinery turnaround ($30.0 million) and the acquisition and subsequent image conversion of 48 retail stores in Michigan ($21.0 million). Refinery capital expenditures totaled $17.6 million in the first nine months of 1997 (1996 - $12.5 million), most of which related to discretionary and non-discretionary projects undertaken in conjunction with the Port
Arthur refinery turnaround. Retail capital expenditures for the first nine months of 1997, excluding the Michigan acquisition, totaled $13.9 million (1996 - $10.5 million) and were principally for underground storage tank-related work.

	On November 3, 1997, Blackstone Capital Partners III Merchant
Banking Fund L.P. and its affiliates ("Blackstone") acquired the 13,500,000 shares of Common Stock of Clark USA previously held by Trizec Hahn Corporation ("TrizecHahn") and certain of its subsidiaries (referred to herein as the "Blackstone Transaction"), as a result of which Blackstone obtained a 65% equity interest (73.3% voting interest) in Clark USA.

	Clark USA has tendered for all of its outstanding Zero Coupon Notes and intends to redeem any Zero Coupon Notes not tendered. Prior to consummation of the offering of certain debt securities (described below), the Company expects to return capital to Clark USA (the "Special Dividend") in the amount of approximately $207.4 million (based on the accreted value of the Zero Coupon Notes at September 30, 1997) in order for it to repurchase the Zero Coupon Notes. The Company expects to place $400 million of debt securities with private institutional investors by the end of 1997. As a result of this offering, the Company will have higher levels of debt outstanding and will be required to make increased annual interest payments. In addition, as a result of the Special Dividend, the application of the net proceeds from the offering of debt securities and the payment of fees and expenses in connection with the Blackstone Transaction, the Company's cash and short-term investments will be reduced by approximately $56.3 million and its stockholder's equity will be reduced to approximately $364.4 million. Finally, as a result of the Blackstone Transaction, the $175 million of 9 1/2% Notes, and (in the event of a Rating Decline) $175 million of 10 7/8% Notes of Clark USA, will be subject to a repurchase offer.

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


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

        On May 5, 1997 a Complaint, entitled AOC Limited Partnership ("AOC L.P.") et al., vs. TrizecHahn Corporation, et al., Case No. 97 CH 05543 naming Clark USA as a defendant was filed in the Circuit Court of Cook County. The Complaint seeks $21 million, plus continuing interest, related to the sale of equity by Clark USA to finance the Port Arthur refinery acquisition. The sale of such equity triggered a calculation of a potential contingent payment to AOC L.P. (the "AOC L.P. Contingent Payment"), pursuant to the agreement related to the December 1992 purchase of their minority interest. Based upon such calculation, Clark USA believes no payment is required. The Complaint disputes the method of calculation. The AOC L.P. Contingent Payment is an amount which shall not exceed in the aggregate $33.9 million and is payable 89% by Clark USA and 11% by TrizecHahn. TrizecHahn has indemnified Clark USA for any AOC L.P. Contingent Payment in excess of $7 million. At this time no estimate can be made as to Clark USA's potential liability, if any, with respect to this matter.

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

ITEM 5 - Other Information

	In connection with the Blackstone Transaction, directors appointed by TrizecHahn resigned, specifically, Peter Munk, C. William D. Birchall and Gregory C. Wilkins and Blackstone appointed four new directors, Marshall A. Cohen, David A. Stockman, John R. Woodard and David I. Foley.

	Marshall A. Cohen, 62, has served as a director of the Company since November 3, 1997. Mr. Cohen has served as Counsel at Cassels Brook & Blackwell since October 1996. Mr. Cohen previously served as President and Chief Executive Officer of The Molson Companies Limited from November 1988 to September 1996.

	David A. Stockman, 50, has served as a director of the Company since November 3, 1997. Mr. Stockman is also a Co-Chairman of the board of directors of Collins & Aikman Corporation and a director of Haynes International, Inc. and Bar Technologies, Inc.

	John R. Woodard, 33, has served as a director of the Company since November 3, 1997. Mr. Woodard joined The Blackstone Group L.P. as a Managing Director in 1996. Prior thereto, he was a Vice President at Vestar
Capital Partners from 1990 to 1996. He is a member of the board of directors of Prime Succession, Inc.

	David I. Foley, 30, has served as a director of the Company since November 3, 1997. Mr. Foley is an Associate at The Blackstone Group L.P., which he joined in 1995. Prior to joining Blackstone, Mr. Foley was a member of AEA Investors, Inc. and The Monitor Company. He currently serves on the board of directors of Rose Hills Company.

ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27.0 - Financial Data Schedule

	(b)	Reports on Form 8-K

		October 1, 1997 - Clark USA issues Exchangeable Preferred
                Stock

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


November 10, 1997