Form 10-K405
period 1997-12-31
CLARK REFINING & MARKETING INC
filed 1998-03-31
CIK 20762

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
  [X]               OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from  to  .

                        COMMISSION FILE NUMBER: 1-11392

                               ----------------

                       CLARK REFINING & MARKETING, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              43-1491230
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

         8182 MARYLAND AVENUE                        63105-3721
          ST. LOUIS, MISSOURI                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 854-9696

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                         9 1/2% Senior Notes, due 2004

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Number of shares of registrant's common stock, $.01 par value, outstanding as of March 25, 1998: 100 all of which are owned by Clark USA, Inc.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CLARK REFINING & MARKETING, INC.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                                     PART I

 Items 1 and 2. Business; Properties.....................................    1
 Item 3.        Legal Proceedings........................................   17
 Item 4.        Submission of Matters to a Vote of Security Holders......   18

                                    PART II

 Item 5.        Market for the Registrant's Common Stock and Related
                 Shareholder Matters.....................................   18
 Item 6.        Selected Financial Data..................................   19
 Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................   20
 Item 8.        Financial Statements and Supplementary Data..............   28
 Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................   28

                                    PART III

 Item 10.       Directors and Executive Officers of the Registrant.......   28
 Item 11.       Executive Compensation...................................   30
 Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management..............................................   34
 Item 13.       Certain Relationships and Related Transactions...........   34

                                    PART IV

 Item 14.       Exhibits and Reports on Form 8-K.........................   35
 Signatures     .........................................................   57

                                    PART I

ITEMS 1 AND 2. BUSINESS; PROPERTIES

FORWARD-LOOKING STATEMENTS

  The statements in this Annual Report on Form 10-K that are not historical information are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include the discussion under "Business--Business Strategy," "Business--Refining--Strategy," "Business-- Refining--Market Environment," "Business--Marketing--Strategy," "Business-- Marketing--Market Environment," "Environmental Matters," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Words such as "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify such forward-looking statements. Any forward-looking statements are not guarantees of future performance, involve significant risks and uncertainties and actual results may vary materially from those in the forward-looking statements as a result of various factors.

  Among the factors that could cause actual results to differ materially are changes in industry-wide refining margins, changes in crude oil and other raw material costs, and world and regional events that could significantly increase volatility in the marketplace. The Company's (as defined herein) crude oil supply could be affected by factors beyond its control, such as embargoes, the continued discovery and production of light sweet crude oil, or military conflicts between (or internal instability in) one or more oil-producing countries. The Company's business is also affected by the continued availability of debt and equity financing, changes in labor relations, general economic conditions (including recessionary trends, inflation and interest rates), market supply and demand for the Company's products, the reliability and efficiency of the Company's operating facilities, the level of operating expenses and hazards common to operating facilities (including equipment malfunction; plant construction/repair delays, explosions, fires, oil spills and severe weather effects), actions taken by competitors, (including both pricing and expansion and retirement of refinery capacity in response to market conditions), and civil, criminal, regulatory or administrative actions, claims or proceedings (including domestic and international political, legislative, regulatory and legal actions and regulations dealing with protection of the environment including gasoline composition and characteristics). Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements.

  Although the Company believes that its expectations regarding future events are based on reasonable assumptions, it can give no assurance that these are all the factors that could cause actual results to vary materially from the forward-looking statements or that its expectations regarding future developments will prove to be correct.

COMPANY OVERVIEW

  Clark Refining & Marketing, Inc. ("Clark" or the "Company") is the sixth-largest independent refiner and marketer of petroleum products in the United States ("U.S."), with one Texas refinery and two Illinois refineries representing a total of over 365,000 barrels per day ("bpd") of rated crude oil throughput capacity. The Company is also currently the seventh-largest direct operator of gasoline and convenience stores in the U.S. with over 775 retail outlets in 10 Midwestern states. In addition, the Company markets refined products through 71 independent outlets operating under the Clark name, but operated independently. The Company's retail network has conducted operations under the Clark brand name for over 65 years. The Company also markets gasoline, diesel fuel and other petroleum products on a wholesale unbranded basis.

  The Company is a Delaware corporation, with its principal executive offices located at 8182 Maryland Avenue, St. Louis, Missouri 63105, telephone number
(314) 854-9696.

COMPANY HISTORY

  All of the outstanding common stock of the Company is owned by Clark USA, Inc. ("Clark USA"). Clark USA was formed in November 1988 by Trizec Hahn Corporation (formerly The Horsham Corporation, "TrizecHahn") and a minority shareholder to acquire substantially all of the assets of Apex Oil Company, Inc., a Wisconsin corporation (formerly OC Oil & Refining Corporation and prior thereto Clark Oil & Refining Corporation, a Wisconsin corporation) and its subsidiaries ("Old Clark") and certain other assets and liabilities. In December 1992, TrizecHahn and Clark USA entered into a transaction with the minority shareholder that resulted in TrizecHahn increasing its ownership from 60% to 100% of the outstanding equity of Clark USA at that time.

  On February 27, 1995, Clark USA sold $135 million of common stock to a wholly-owned subsidiary of TrizecHahn. The TrizecHahn subsidiary immediately resold $120 million of such stock to funds managed by Tiger Management Corporation ("Tiger"), representing an equity ownership interest of 40% of Clark USA at that time. As a result of these sales of common stock, the Company received an equity contribution of $150 million from Clark USA that was used along with existing cash to acquire Chevron U.S.A. Inc.'s ("Chevron") Port Arthur, Texas refinery for approximately $90 million, plus approximately $122 million for inventory and spare parts. The Company is also obligated under certain circumstances to pay Chevron contingent payments up to $125 million (the "Chevron Contingent Payments") pursuant to a formula based on refining industry margin indicators and the volume of crude oil processed at the Port Arthur refinery over a five-year period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The Port Arthur refinery increased the Company's crude oil throughput capacity by over 140% and diversified its market to include the Gulf Coast of the U.S.

  In December 1995, Occidental C.O.B. Partners ("Oxy") acquired approximately 19% of the equity in Clark USA in exchange for the delivery of certain amounts of crude oil over a six-year period ending in 2001 (the "Oxy Transaction"). Clark USA subsequently contributed this advance crude oil purchase receivable to the Company which sold it at a gain in October 1996 for net proceeds of $235.4 million. See "Business--The Advance Crude Oil Purchase Receivable Transactions."

  On October 1, 1997, Clark USA and its stockholders completed an equity recapitalization whereby all previously issued shares of Class A Common Stock of Clark USA held by Tiger (then representing approximately 31% of the total voting power of all classes of Clark USA's stock) were reclassified into Class E Common Stock. TrizecHahn then purchased all of the Class E Common Stock for $7.00 per share in cash, resulting in a total purchase price of $63 million (the "Tiger Transaction"). All of such shares of Class E Common Stock were subsequently reclassified into 63,000 shares of 11 1/2% Senior Cumulative Exchangeable Preferred Stock ($1,000 liquidation preference per share) ("Exchangeable Preferred Stock") of Clark USA and sold to investors.

  On November 3, 1997, Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone") acquired the 13,500,000 shares of Common Stock of Clark USA previously held by TrizecHahn and certain of its subsidiaries, as a result of which Blackstone obtained its 68.0% equity interest (78.6% voting interest) in Clark USA. Clark USA's other principal shareholder continues to be Oxy with a 30.7% equity interest (19.9% voting interest).

BUSINESS STRATEGY

  The Company's business strategy focuses on improving productivity, optimizing capital investments, promoting an entrepreneurial culture and growing both its refining and marketing operations to strengthen the Company's business and financial profile. This strategy is designed to address the commodity-based nature of the oil refining and marketing industry in which the Company operates.

 . Improving Productivity. The Company continues to implement relatively low-cost projects in its refining and marketing operations designed to increase production, sales volumes and production yields and to improve sales mix while reducing input costs and operating expenses. Improvements at the Port Arthur refinery, increased yields and crude oil throughput capability at its Illinois refineries, and improved monthly fuel volumes, convenience product sales and margins in the retail division are examples of these types of initiatives.

 . Optimizing Capital Investment. The Company optimizes capital investments by linking discretionary capital spending to internally generated cash flow, focusing its efforts first on those productivity initiatives that require no capital investment and then those which have relatively short payback periods. As an example, in response to weak 1995 and 1996 industry refining market conditions, discretionary capital expenditures were scaled back significantly from historical levels. Due to improved results and a more robust refining industry environment, the Company is now implementing several high-payback discretionary capital projects.

 . Promoting Entrepreneurial Culture. The Company emphasizes an entrepreneurial management approach which uses employee incentives to enhance financial performance and safety. All of the Company's employees participate in its performance management, profit sharing or other incentive plans. In addition, the Company has adopted a stock incentive plan for certain key employees.

 . Growing Through Opportunistic Acquisitions. The Company intends to continue to expand its refining and marketing operations through opportunistic acquisitions which can benefit from its business strategy, create critical mass, increase market share or access new markets. Since 1994, the Company more than doubled its refining capacity by acquiring the Port Arthur refinery and strengthened its Northern Illinois and Southern Michigan presence by adding 123 retail stores in these core markets.

 . Strengthening the Balance Sheet. The Company and Clark USA will continue to seek to improve their capital structure. The financing of the Port Arthur refinery acquisition principally with equity contributed by Clark USA and the contribution of the advance crude oil purchase receivable by Clark USA lowered the Company's leverage in 1995 and 1996. The Company's subsequent profitable monetization of the advanced crude oil purchase receivable significantly improved the Company's liquidity. In late 1997, the Company and Clark USA repurchased or redeemed over $430 million of their debt outstanding which extended debt maturity, increased prepayment flexibility and lowered borrowing costs.

REFINING

 Overview

  The refining division currently operates one refinery in Texas and two refineries in Illinois with a combined crude oil throughput capacity of approximately 365,000 bpd. The Company also owns 16 product terminals located in its Midwest and Gulf Coast market areas, a crude oil and LPG terminal associated with the Port Arthur refinery and crude oil and product pipeline interests. The Company's refining crude oil throughput capacity ranks it as one of the six largest independent refining and marketing companies in the U.S.

 Strategy

  Since the refining division operates in a commodity-based market environment in which market prices for crude oil and refined products fluctuate significantly, the refining division's business strategy focuses mostly on those areas it can control. The refining division's strategy includes the following key elements:

 . Improving Productivity. The refining division focuses on initiatives requiring little or no capital investment that increase production, improve product yields and recoveries or reduce operating costs. Comprehensive plant-level programs focus on comparisons to industry benchmark studies as a tool to develop strategies that improve plant reliability.

 . Optimizing Capital Investments. Refining capital expenditures are linked to cash flow generated from operations. The Company emphasizes an entrepreneurial approach to discretionary expenditures, and to perceived mandatory expenditures, such as those required to comply with reformulated and low-sulfur fuels regulations. The Company may seek to comply with regulations through the use of alternative markets for existing products if adequate returns on investment are not assured. Discretionary capital projects are selected based on a view towards limiting risk while achieving quick returns. Most projects in the past three years had payback periods of less than four years.

 . Promoting Entrepreneurial Culture. Refining division employees are involved in a team-based approach aimed at improving operations. All employees participate in some form of gain-sharing program. The Company believes this philosophy has significantly contributed to past productivity gains.

 . Growth. As part of its growth strategy, the refining division seeks attractive assets that may be acquired at favorable valuations. The Port Arthur refinery acquisition is an example of this type of strategy. The Company believes current industry conditions may offer similar opportunities in the future.

 Port Arthur Refinery

  The Port Arthur refinery is located in Port Arthur, Texas, approximately 90 miles east of Houston, and is situated on an approximately 4,000 acre site. The refinery initially began processing oil in 1901 following the first discovery of oil in Texas. The refinery has a rated crude oil throughput capacity of approximately 225,000 bpd and the ability to process 100% sour crude oil, including up to 20% heavy crude oil, and has coking capabilities. Heavy sour crude oil has historically been available at substantially lower cost when compared to light sweet crude oil such as WTI. The Port Arthur refinery has the ability to produce jet fuel, 100% low-sulfur diesel fuel, 55% summer reformulated gasoline ("RFG") and 75% winter RFG. The refinery's Texas Gulf Coast location provides access to numerous cost effective domestic and international crude oil sources, and its products can be sold in the Midcontinent and Eastern U.S. as well as in export markets.

  Since acquiring the Port Arthur refinery in early 1995, the Company has increased crude oil throughput capability from approximately 178,000 bpd to its current 225,000 bpd and has lowered operating expenses by approximately 50c per barrel. From the date of the acquisition through December 31, 1997, the Port Arthur refinery has generated an Operating Contribution (as defined herein) of approximately $203 million.

  In March 1998, the Company announced that it had entered into a long-term crude oil supply agreement with P.M.I. Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos, the Mexican state oil company. The terms of the contract provide the Company with the foundation necessary to continue developing a project to upgrade its Port Arthur, Texas refinery to process primarily lower-cost, heavy sour crude oil. Under the agreement, the Company expects to purchase in the range of 150,000 to 210,000 barrels per day of heavy, sour Maya crude oil for use at the Port Arthur refinery. The Company would continue to own 100% of the refinery, thereby retaining all of the upside to improving refining margins. The supply contract would assist in stabilizing earnings and cash flows from the project. The contract period would run for a minimum of 8 years from the completion of the project which could be as early as January 2001. The Port Arthur refinery has several important characteristics that make it attractive for this type of arrangement. Its Gulf Coast location provides excellent access to waterborne Mexican crude oil. Additionally, the refinery already has much of the infrastructure and processing capability necessary to support an upgraded operation. The project is expected to cost $600-$700 million and include the construction of additional coking and hydrocracking capability, and expanding crude unit capacity to approximately 250,000 barrels per day. Upon completion, the Port Arthur refinery would have the ability to process heavy, sour crude oil up to an estimated 80% of its capacity. The implementation of the project is subject to certain conditions, such as final determination of economic and technical feasibility, arrangement of suitable financing and securing appropriate tax abatements.

  The feedstocks and production of the Port Arthur refinery for the ten months it was owned in 1995 and for the years ended December 31, 1996 and 1997 were as follows:

                PORT ARTHUR REFINERY FEEDSTOCKS AND PRODUCTION

                                        TEN MONTHS
                                          ENDED       YEAR ENDED DECEMBER 31,
                                       DECEMBER 31,  --------------------------
                                           1995          1996        1997(A)
                                       ------------  ------------  ------------
                                        BBLS    %     BBLS    %     BBLS    %
                                       ------ -----  ------ -----  ------ -----
                                               (BARRELS IN THOUSANDS)
FEEDSTOCKS
  Light Sweet Crude Oil............... 22,268  35.0% 11,018  14.5%  8,395  11.1%
  Light Sour Crude Oil................ 31,518  49.5  36,855  48.3  34,815  46.2
  Heavy Sweet Crude Oil...............     --    --  23,920  31.4   5,694   7.6
  Heavy Sour Crude Oil................  7,488  11.8   1,327   1.7  26,482  35.1
  Unfinished & Blendstocks............  2,349   3.7   3,128   4.1      --    --
                                       ------ -----  ------ -----  ------ -----
    Total............................. 63,623 100.0% 76,248 100.0% 75,386 100.0%
                                       ====== =====  ====== =====  ====== =====
PRODUCTION
Gasoline
  Unleaded............................ 13,966  21.8  20,840  27.0  19,944  25.6
  Premium Unleaded.................... 13,030  20.4  12,258  15.9  11,132  14.3
                                       ------ -----  ------ -----  ------ -----
                                       26,996  42.2  33,098  42.9  31,076  39.9
Other Products
  Low-Sulfur Diesel Fuel.............. 14,739  23.1  17,443  22.6  21,760  27.9
  Jet Fuel............................  9,047  14.1  11,166  14.5   8,123  10.4
  Petrochemical Products..............  5,382   8.4   6,751   8.7   9,474  12.2
  Others..............................  7,794  12.2   8,703  11.3   7,506   9.6
                                       ------ -----  ------ -----  ------ -----
                                       36,962  57.8  44,063  57.1  46,863  60.1
                                       ------ -----  ------ -----  ------ -----
    Total............................. 63,958 100.0% 77,162 100.0% 77,939 100.0%
                                       ====== =====  ====== =====  ====== =====
  Output/Day..........................  207.7         210.8         213.5

--------
(a) Feedstocks and production in 1997 reflect maintenance turnaround downtime of approximately one month on selected units.

 Illinois Refineries

  The Company's Illinois refineries, Blue Island and Hartford, are supplied by common carrier crude oil pipelines and are located on inland waterways with barge access. The refineries have access to multiple sources of foreign and domestic crude oil and benefit from crude oil input flexibility. Recent pipeline expansions, including the new capacity of the Express Pipeline and expanded capacity on the Interprovincial Pipeline, have served to increase the availability of lower-cost crude oil to the Company's Illinois refineries. The two refineries are connected by product pipelines, increasing flexibility relative to stand-alone operations. The Company's product terminals allow efficient distribution of refinery production through pipeline systems. The Company believes that the Midwest location of these refineries provides relatively high refining margins and less volatility than comparable operations located in other regions of the U.S. on a historical basis principally because demand for refined products has exceeded production in the region. This excess demand has historically been satisfied by imports from other regions, providing Midwest refineries with a transportation advantage.

 Blue Island Refinery

  The Blue Island refinery is located in Blue Island, Illinois, approximately 17 miles south of Chicago. The refinery is situated on a 170-acre site, bounded by the town of Blue Island and the Calumet-Sag Canal. The facility was initially constructed in 1945 and, through a series of improvements and expansions, has reached a crude oil capacity of 75,000 bpd, although actual average monthly throughput rates are sustained at levels in excess of rated capacity during certain times of the year. Blue Island has among the highest capabilities to produce gasoline relative to the other refineries in its market area and through productivity initiatives has achieved the flexibility to produce up to 60% RFG and some low-sulfur diesel fuel when market prices warrant and based on the clean fuels attainment of the Company's total refining system. During most of the year, gasoline is the most profitable refinery product.

  Since 1992, the Company has increased the crude oil throughput capability at the Blue Island refinery by approximately 10,000 bpd, introduced light sour crude oil as a lower-cost feedstock, improved the fluid catalytic cracking ("FCC") unit operation and introduced the capability to produce RFG.

  The feedstocks and production of the Blue Island refinery for the years ended December 31, 1995, 1996 and 1997 were as follows:

                BLUE ISLAND REFINERY FEEDSTOCKS AND PRODUCTION

                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                         1995 (A)      1996 (A)        1997
                                       ------------  ------------  ------------
                                        BBLS    %     BBLS    %     BBLS    %
                                       ------ -----  ------ -----  ------ -----
                                               (BARRELS IN THOUSANDS)
FEEDSTOCKS
  Light Sweet Crude Oil............... 18,975  74.0% 21,203  84.2% 18,871  72.3%
  Light Sour Crude Oil................  6,318  24.6   3,860  15.3   6,617  25.4
  Unfinished & Blendstocks............    347   1.4     132   0.5     606   2.3
                                       ------ -----  ------ -----  ------ -----
    Total............................. 25,640 100.0% 25,195 100.0% 26,094 100.0
                                       ====== =====  ====== =====  ====== =====
PRODUCTION
Gasoline
  Unleaded............................ 12,737  50.1  12,497  50.9  13,753  52.5
  Premium Unleaded....................  3,540  13.9   2,922  11.6   3,055  11.7
                                       ------ -----  ------ -----  ------ -----
                                       16,277  64.0  15,419  62.5  16,808  64.2
Other Products
  Diesel Fuel.........................  5,133  20.2   5,690  22.5   5,422  20.7
  Others..............................  4,016  15.8   3,755  15.0   3,937  15.1
                                       ------ -----  ------ -----  ------ -----
                                        9,149  36.0   9,445  37.5   9,359  35.8
                                       ------ -----  ------ -----  ------ -----
    Total............................. 25,426 100.0% 24,864 100.0% 26,167 100.0%
                                       ====== =====  ====== =====  ====== =====
    Output/Day........................   69.7          68.0          71.7

--------
(a) Output during 1995 and 1996 was reduced by significant planned and unplanned downtime.

 Hartford Refinery

  The Hartford refinery is located in Hartford, Illinois, approximately 17 miles northeast of St. Louis. The refinery is situated on a 400-acre site. The facility was initially constructed in 1941 and, through a series of improvements and expansions, has reached a crude oil refining capacity of approximately 65,000 bpd. The Hartford refinery includes a coker unit and, consequently, has the ability to process a variety of crude oil including lower cost, heavy sour crude oil into higher-value products such as gasoline and diesel fuel. The Hartford refinery has the capability to process approximately 60% heavy sour crude oil and 25% medium sour crude oil. This upgrading capability allows the refinery to benefit from higher margins if heavy sour crude oil is at a significant discount to light sweet crude oil.

  Since 1992, the Company has increased the crude oil throughput capability at the Hartford refinery by approximately 10,000 bpd, improved overall liquid recovery by approximately 3%, improved FCC unit yields by approximately 3%, increased higher-valued crude unit yields by approximately 2,000 bpd and dramatically reduced combined "recordable" and "days away from work" rates from 27 in 1990 to an average of less than 4 during the period from 1994 to 1997.

  The feedstocks and production of the Hartford refinery for the years ended December 31, 1995, 1996 and 1997 were as follows:

                  HARTFORD REFINERY FEEDSTOCKS AND PRODUCTION

                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1995          1996        1997(A)
                                       ------------  ------------  ------------
                                        BBLS    %     BBLS    %     BBLS    %
                                       ------ -----  ------ -----  ------ -----
                                               (BARRELS IN THOUSANDS)
FEEDSTOCKS
  Light Sweet Crude Oil...............  5,008  20.8%  3,725  15.5%  2,579  10.9%
  Light Sour Crude Oil................ 13,520  56.0  19,588  81.4  13,626  57.9
  Heavy Sour Crude Oil................  4,960  20.6     179   0.7   5,200  22.1
  Unfinished & Blendstocks............    637   2.6     567   2.4   2,149   9.1
                                       ------ -----  ------ -----  ------ -----
  Total............................... 24,125 100.0% 24,059 100.0% 23,554 100.0
                                       ====== =====  ====== =====  ====== =====
PRODUCTION
Gasoline
  Unleaded............................ 11,497  47.2  10,882  44.9  11,481  49.0
  Premium Unleaded....................  1,723   7.1   1,728   7.1     926   4.0
                                       ------ -----  ------ -----  ------ -----
                                       13,220  54.3  12,610  52.0  12,407  53.0
Other Products
  High-Sulfur Diesel Fuel.............  8,090  33.2   8,950  36.9   7,149  30.5
  Others..............................  3,060  12.5   2,703  11.1   3,850  16.5
                                       ------ -----  ------ -----  ------ -----
                                       11,150  45.7  11,653  48.0  10,999  47.0
                                       ------ -----  ------ -----  ------ -----
    Total............................. 24,370 100.0% 24,263 100.0% 23,406 100.0%
                                       ====== =====  ====== =====  ====== =====
    Output/Day........................   66.8          66.2          64.1

--------
(a) The 1997 results reflect maintenance turnaround downtime of approximately one month on selected units.

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

  The Company's pipeline interests, as of December 31, 1997, were as follows:

PIPELINE                     TYPE          INTEREST            ROUTE
--------            ---------------------- -------- ----------------------------
Southcap..........  Crude oil                36.0%  St. James, LA to Patoka, IL
Chicap............  Crude oil                22.7   Patoka, IL to Mokena, IL
Clark Port Arthur.  Crude oil and products  100.0   Port Arthur and Beaumont, TX
Wolverine.........  Products                  9.5   Chicago, IL to Toledo, OH
West Shore........  Products                 11.1   Chicago, IL to Green Bay, WI

  These pipelines operate as common carriers pursuant to published pipeline tariffs, which also apply to use by the Company. The Company also owns a proprietary refined products pipeline from the Blue Island refinery to its terminal in Hammond, Indiana, and from the Port Arthur refinery to its LPG terminal in Fannett, Texas. The Company is exploring opportunities to sell its interests in the Southcap, Chicap, Wolverine and West Shore pipelines. However, there can be no assurance that such negotiations will be concluded, and if concluded, what the terms thereof will be or it will be consummated.

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

  The Company has several crude oil supply contracts that total approximately 136,000 bpd with several third-party suppliers, including P.M.I. Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos, S.A. de C.V., Lagoven, an affiliate of Petroleos de Venezuela, S.A. de C.V.; and various Canadian suppliers. These contracts are generally cancelable upon one to three months' notice by either party, but are intended to remain in place for the foreseeable future. The remainder of the Company's crude oil supply requirements are acquired on the spot market from third-party foreign and domestic sources. See--Port Arthur Refinery.

  In addition to gasoline, the Company's refineries produce other types of refined products. No. 2 diesel fuel is used mainly as a fuel for diesel burning engines. No. 2 diesel fuel production is moved via pipeline or barge to the Company's 16 product terminals and is sold over the Company's terminal truck racks or through refinery pipeline or barge movement. The Port Arthur refinery produces jet fuel which is generally sold through pipelines. Other production includes residual oils (slurry oil and vacuum tower bottoms) which are used mainly for heavy industrial fuel (e.g., power generation) and in the manufacturing of roofing flux or for asphalt used in highway paving. The Company has agreements to sell to Chevron 24,000 bpd of gasoline and 1,000 bpd of low-sulfur diesel from the Port Arthur refinery through February 28, 1999. This contract is cancelable upon 90 days' notice by either party. The Company supplies gasoline and diesel fuel to its retail system first, then distributes products to its wholesale operations based on the highest average market returns before being sold into the spot market.

  The Company also has an agreement to supply chemical feedstocks to Chevron Chemical Company, which averaged approximately 25,000 bpd during 1995, 1996 and 1997. This contract is cancelable upon 18 months notice by either party or by mutual agreement.

  The Port Arthur refinery's products can be sold in the Midcontinent and Eastern U.S. as well as export markets. These markets can be accessed through the Explorer, Texas Eastern and Colonial pipelines or by ship or barge. The Company's Illinois refineries can distribute their products through various common carrier and proprietary pipelines which connect the 14 Midwest product terminals or by barge.

 Inventory Management

  The Company employs several strategies to minimize the impact on profitability due to the volatility in feedstock costs and refined product prices. These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of six months or less. In addition, the Company to a lesser extent uses energy swap agreements similar to those traded on the exchanges, such as crack spreads and crude oil options, to better match the specific price movements in the Company's markets as opposed to the delivery point of the exchange-traded contract. These strategies are designed to minimize, on a short-term basis, the Company's exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed and subject to internally established risk standards. The results of these risk management activities affect refining costs of sales and inventory costs. The Company does not engage in speculative derivative or futures transactions.

  The Company manages its total inventory position in a manner consistent with a risk management policy which states that a normal operating inventory level of approximately 18 million barrels of physical and paper inventory will not be offset using risk management techniques, while material builds or draws from this normal level may be offset by appropriate risk management strategies to protect against an adverse impact due to unfavorable price moves. The Company's retail network also reduces overall risk by providing ratable market sales which represent approximately 40% of the refineries' gasoline production. In addition, the retail network benefits from a reliable and cost-effective source of supply.

  Due to the Port Arthur refinery's Gulf Coast location, the Company has the opportunity to limit its exposure to price fluctuations on crude oil and finished product production through the use of U.S. Gulf Coast-based energy derivatives, such as forward futures and option contracts relating to Gulf Coast crack spreads. There exists a market for Gulf Coast refinery crack spreads based on published spot market product prices and exchange-traded crude oil. Since the Company sells the majority of the Port Arthur refinery's production into the Gulf Coast spot market, the Company believes that forward future and option contracts related to crack spreads may be used effectively to hedge refining margins. While the Company's risk management program is intended to provide a more predictable profit margin on a portion of the Port Arthur refinery production, the use of such a program could limit the Company's ability to participate in an improvement in Gulf Coast crack spreads.

 Clean Air Act/Reformulated Fuels

  Under the Clean Air Act, the U.S. Environmental Protection Agency ("EPA") promulgated regulations mandating low-sulfur diesel fuel for all on-road consumers, and RFG for ozone non-attainment areas, including Chicago, Milwaukee and Houston in the Company's direct market area.

  The Clean Air Act requires the EPA to review national ambient air quality standards for certain pollutants every five years. In July 1997, after such a review, the EPA adopted more stringent national standards for ground level ozone (smog) and particulate matter (soot). These standards, when implemented, are likely to increase significantly the number of nonattainment areas and thus require additional pollution controls, more extensive use of RFG, and possibly new diesel fuel standards. Efforts are being made to influence the legislative branch to repeal the new standards under the Congressional Review Act. A lawsuit filed by the U.S. Chamber of Commerce, the American Trucking Association and the National Coalition of Petroleum Retailers is challenging the implementation of these standards. As a result, it is too early to determine what impact this rule could have on the Company.

  Expenditures required to comply with reformulated fuels regulations are primarily discretionary, subject to market conditions and economic justification. The reformulated fuels programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenated content, detergent addition and sulfur content. The regulations regarding these fuel properties vary in markets in which the Company operates, based on attainment of air quality standards and the time of the year. The Company's Port Arthur, Blue Island and Hartford refineries have the capability to produce up to approximately 60%, 60%, and 25%, respectively, of their gasoline production in RFG. Each refinery's maximum RFG production may be limited based on the clean fuels attainment of the Company's total refining system. The Port Arthur refinery has the capability to produce 100% low-sulfur diesel fuel.

 Market Environment

  The Company's feedstocks and refined products are principally commodities and, as such, are significantly affected by a variety of factors beyond its control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, political affairs, crude oil production levels, the rate of industry investments, the availability of imports, the marketing of competitive fuels and the extent of government regulations. The Company's results are also impacted by seasonal fluctuations with generally stronger earnings recorded during the higher transportation-demand periods of the Spring and Summer and weaker earnings recorded during the Fall and Winter.

  The Company believes that it is well positioned to benefit from potential long-term improvements in refining industry profitability. The Company believes refining industry improvement may result from (i) increased demand for gasoline and distillate fuel, (ii) domestic refinery crude oil distillation utilization rates nearing maximum sustainable rates, (iii) reduced growth in conversion capacity, and (iv) increased availability of lower cost heavy sour crude oil. Conversion refers to the ability to extract more higher-valued products, such as gasoline and distillate fuel, out of the same barrel of crude oil.

  The Company believes industry improvement has occurred since 1995 and particularly in 1997 as indicated by improvement in certain key industry market indicators listed in the table below:

                                                   FOR THE YEAR ENDED DECEMBER
                                                               31,
                                                  -----------------------------
                                                  1993  1994  1995  1996  1997
                                                  ----- ----- ----- ----- -----
                                                     (IN DOLLARS PER BARREL)
   Gulf Coast 3/2/1.............................. $2.85 $2.61 $2.38 $2.65 $3.24
   Chicago 3/2/1.................................  3.40  3.86  3.14  4.02  4.04
   Heavy sour crude oil discount.................  6.40  4.75  4.03  4.78  5.63
   Light sour crude oil discount.................  1.60  0.95  1.02  1.24  1.71

--------
Source: Platt's

  According to the U.S. Department of Energy, Energy Information Administration ("EIA"), U.S. demand for gasoline and distillate fuel grew from
9.4 million bpd in 1980 to 11.4 million bpd in 1997, averaging growth of 1.3% per year during this period. The Company believes this growth in U.S. demand for gasoline and distillate fuel is principally due to increased economic activity in the U.S. This growth reflects the expansion of the U.S. vehicle fleet miles driven, increased seat-miles flown on U.S. airlines and reduced improvement in vehicle miles per gallon due to consumer preference for light trucks and sport-utility vehicles as indicated by statistics from the U.S. Department of Transportation. The Company believes U.S. gasoline and distillate fuel demand will continue to track U.S. economic activity.

  Since 1980, U.S. crude oil distillation capacity decreased from 18.1 million bpd to 15.7 million bpd in 1997, according to the Oil & Gas Journal, as 137 refineries closed between 1980 and 1997. However, during this period, conversion capacity increased to meet the growing demand for transportation fuels. From the early 1990s until 1996, growth in conversion capacity exceeded demand growth. According to the Oil and Gas Journal and the American Petroleum Institute, since the early 1990s, industry capital spending, especially non-environmental capital spending, much of which was for increased conversion capacity, has decreased as indicated in the table below. The Company believes this decrease is due to reduced industry profitability caused by overcapacity. The Company believes "excess" conversion capacity may have reached equilibrium with demand in 1996.

                                         1990 1991 1992 1993 1994 1995 1996 1997
                                         ---- ---- ---- ---- ---- ---- ---- ----
                                                      (IN BILLIONS)
Total capital expenditures.............. $4.4 $6.1 $6.1 $5.4 $5.1 $4.9 $3.9 $3.9
Environmental capital expenditures......  1.3  1.8  3.3  3.2  3.1  2.2    *    *

--------
* Not available

  According to the EIA, U.S. crude oil distillation utilization rates have steadily increased from approximately 75% in 1980 to approximately 93% in 1996 with 1997 expected to exceed 1996. The Company believes U.S. crude oil distillation utilization rates may be approaching long-term sustainable maximums due to the requirement for routine maintenance and the likelihood of unplanned downtime.

  The Company believes that, due to the crude oil processing capabilities of its refineries, it may benefit from increased availability of heavy sour crude oil. Crude oil pipeline expansions into the U.S. Midwest in 1996 and 1997 have increased the availability of Canadian heavy sour crude oil and thereby improved competition for crude oil sales to Midwest refiners. Additionally, industry studies indicate improved availability of heavy and light sour crude oil over the next several years due to increased crude oil supply from several Western Hemisphere sources, primarily Canada and Latin America.

MARKETING

  The Company markets gasoline and convenience products in ten Midwestern states through a retail network of Company-operated stores and also markets refined petroleum products through a wholesale program to distributors, chain retailers and industrial consumers. The Company's retail presence is focused in the Great Lakes region of the U.S. where the Company markets value-oriented gasoline products, cigarettes and a unique mix of On The Go(R) (non-tobacco) convenience products. The Company's wholesale operation markets petroleum products in both the Midwest and Gulf Coast regions of the U.S.

 Retail Division Strategy

  The Company's retail strategy is based on two primary objectives, optimization and growth, and is intended to accomplish four strategic goals:
(i) optimize core market stores by achieving first quartile return on capital employed, (ii) realize significant productivity within the current asset base,
(iii) grow earnings through acquisitions and new initiatives designed to leverage existing expertise, product knowledge and market/brand strength, and
(iv) meet all environmental and legislative requirements.

 . Optimization. The retail division operating strategy centers around optimizing the productivity of existing assets by maximizing overall gross margin and controlling expenses. The Company's marketing strategy is designed to position the Company as a dominant value-oriented marketer to customers who are in their car, and on the go. The Company believes that continued improvements in existing processes and initiatives such as gasoline pricing, growth of higher-margin premium gasoline grades and On The Go(R) convenience product lines, growth of other income/new concept initiatives (such as lottery, money orders, fast food, car washes, etc.) together with management of controllable expenses are the most effective ways to improve profitability.

 . Growth. In order to support its retail strategic objectives, the Company performs thorough fundamental market analyses. The Company's analytical system evaluates each existing and potential market to identify those that it believes will produce the highest return on investment. In markets where the Company has a competitive strength on which to build or where opportunities have been identified by preferred market analysis, the Company seeks to make opportunistic acquisitions to expand its market share in existing markets as well as larger acquisitions to enter new markets. The Company believes that continued growth through such acquisitions as the 123 stores acquired since 1994 contributes to building the Clark brand in core markets. In markets where the Company has experienced value deterioration in assets and the preferred market analysis has indicated little long-term market potential exists, the Company will consider divesting retail locations if favorable sale opportunities arise or if the Company determines the locations would be more viable by conversion to branded jobber locations. The Company sold 36 stores in 1997 and 25 stores in the first two months of 1998. All of these stores were converted to branded jobber locations. The Company is actively selling approximately 122 additional stores in outlying non-core locations.

  The retail division's optimization and growth strategy is consistent with the Company's overall business strategy and includes the following key elements:

 . Improving Productivity. The retail division's goal is to achieve significant productivity gains exclusive of external market factors. Examples of key productivity initiatives include increasing gasoline and convenience product sales volumes, improving gasoline pricing and shifting product mixes to higher-margin products.

 . Optimizing Capital Investments. Retail division capital expenditures are linked to retail division earnings, with strict emphasis placed on internally funding capital projects. Capital is primarily budgeted for projects relating to environmental compliance plans and discretionary productivity improvements.

 . Create Value Through People. The retail division employs a team-oriented culture with training programs and employee incentives designed to deliver premier customer service. The Company believes that customer satisfaction is linked to employee satisfaction, and that its incentive systems and feedback processes will contribute to the performance and motivation of its workforce.

 Retail Operations Overview

  The Company's retail system began operations during the 1930s with the opening of Old Clark's first store in Milwaukee, Wisconsin. Old Clark then expanded throughout the Midwest. At its peak in the early 1970s, Old Clark had more than 1,800 retail stores and had established a strong market reputation for the sale of high-octane gasoline at discount prices. In subsequent years, Old Clark, in line with the general industry trends, rationalized its operating stores by closing marginal locations. During the 1970s, the majority of Old Clark's stores were dealer-operated. During the years 1973 through 1983, Old Clark assumed operation of most of its stores to ensure more direct control of its marketing and distribution network.

  As of December 31, 1997, the Company had 808 Company-operated retail locations, nearly all of which operated under the Clark brand name. The Company believes a high proportion of Company-operated stores in core markets enables it to respond more quickly and uniformly to changing market conditions than many of its competitors, including major oil companies whose focus has generally been operating their stores through dealer or jobber networks. Of these stores, 633 (78%) were located on Company-owned real estate and 175 (22%) were leased locations.

  Over the past several years, the Company has focused on building core markets where it believes it can maintain or develop market share of 7.5% to 15% in order to leverage brand recognition, promotions and other marketing and operating activities. In 1997, the Company's monthly gasoline sales per store for stores in core markets averaged 115,500 gallons, which exceeded the average for all markets of 107,500 and the national industry average of 84,500 gallons, while monthly sales per square foot averaged approximately $50 for convenience products versus the industry average of approximately $25. Additionally, the Company believes that its ability to consistently operate in the first quartile in terms of operating and administrative costs provides it with an important competitive advantage. Chicago, Central Illinois, Southern Michigan, Cleveland, Milwaukee and Toledo are currently the Company's six highest volume core metropolitan markets, with market shares of 5% to 15%. A current trend toward consolidation in the refining and marketing sector is viewed positively by the Company due to growth opportunities that may develop and the potential beneficial impact that consolidation may have on longer-term pricing.

  Over the past few years the Company has also grown its market share in several of its core markets through retail store acquisitions. In October 1994, the Company acquired 25 stores in metropolitan Chicago from State Oil and in April 1995 acquired 35 stores in Central Illinois from Illico Independent Oil Company. In 1996, the Company acquired four additional stores from State Oil and 10 high-volume Chicago locations from Bell Fuels, Inc. The latter acquisition increased the Company's market share in Chicago from approximately 8% to 9%. In January 1997, the Company acquired 48 stores in Southern Michigan from Silcorp, Ltd. This transaction increased the Company's Southern Michigan market share from approximately 5% to 7%. One additional store was acquired in Maywood, Illinois in August 1997.

  Simultaneously with growing the Company's market share in core markets through acquisitions, the Company has divested stores in non-core markets. Since 1993, the Company has divested approximately 165 stores.

  The geographic distribution of Company-operated and independently-operated retail stores by state as of December 31, 1997, was as follows:

                  GEOGRAPHICAL DISTRIBUTION OF RETAIL STORES

                                                    COMPANY- INDEPEDENTLY-
                                                    OPERATED   OPERATED    TOTAL
                                                    -------- ------------- -----
   Illinois........................................   267         --        267
   Michigan........................................   210          17       227
   Ohio............................................   140          31       171
   Indiana.........................................    78          11        89
   Wisconsin.......................................    70         --         70
   Other States (a)................................    43          12        55
                                                      ---         ---       ---
   Total...........................................   808          71       879
                                                      ===         ===       ===

--------
(a) Iowa, Kentucky, Louisiana, Missouri, Pennsylvania, Texas and West
    Virginia.

  The Company also continues to optimize its retail stores through productivity achieved from improved operations, profit-enhancing capital expenditures and the addition of incremental new concept and other income initiatives. From 1993 to 1996, the Company transformed the image of its retail network by converting it from a 1950s look to a new vibrant color scheme. In 1993, the Company initiated a strategy to increase the sales of On The Go(R) products to reduce the Company's reliance on tobacco sales. This was accomplished by remodeling store interiors and adding soda fountain machines and interior beverage coolers. In an effort to continue to improve gasoline volume, pricing, growth of higher-margin premium gasoline grades and On The Go(R) convenience product lines, the Company continues to upgrade the equipment for core market stores including canopies and multiple product dispensers ("MPDs"). Currently, approximately 93% of core market stores have canopies and approximately 70% of these stores have MPDs. It is believed that MPDs improve volumes and margins by enabling the Company to market a more profitable midgrade gasoline product without the large capital expenditures required for additional underground storage tanks. The installation of canopies enhances gasoline volumes with better lighting and shelter from adverse weather conditions. In 1996, the Company began adding "pay-at-the-pump" credit card technology and as of December 31, 1997, had 77 locations with this service, and will continue to evaluate the addition of similar technology at additional locations, as well as other income initiatives, including car washes and branded fast food.

  As a result of the above initiatives and recent acquisitions, the Company has, from 1992 to 1997, improved monthly fuel volume per core market store by 9% to 115,500 gallons, increased monthly convenience product sales per core market store by 45% to $30,500, increased the mix of On The Go(R) convenience products from 32% to 44% of total convenience product sales, and improved monthly convenience product gross margin per core market store by 61% to $8,100.

  The Company has implemented a number of environmental projects at its retail stores. These projects include the ongoing response to the September 1988 regulations that provided for a 10-year transition period through 1998, and are related to the design, construction, installation, repair and testing of underground storage tanks ("UST") and the requirement of the Clean Air Act to install Stage II vapor recovery systems at certain retail stores. As of December 31, 1997, 86% of the Company's core market retail locations meet the December 1998 federal UST compliance standards. The Company expects to be fully compliant with these standards by the deadline. The Company estimates that mandatory retail capital expenditures for environmental and regulatory compliance for 1998 will be approximately $17 million, net of costs recovered from state funds available for this type of work. Costs for complying with future regulations cannot be estimated.

 Market Environment

  The sale of gasoline at the retail level is considered a mature industry as consumption has historically increased at 1% to 2% per year, and industry studies indicate that many markets have reached saturation in terms of the number of retail outlets and fuel dispensing capability. The retail markets in which the Company operates are highly competitive. Many well-capitalized major oil companies and numerous independent marketers have made substantial investments in their retail assets. Historically, this competitive environment has caused retail gasoline margins in the Company's Midwest markets to be among the lowest in the country.

  The Company believes that the increased sale of convenience products and fast food and the expanded offering of other services like car washes and pay-at-the-pump technology will be the primary avenues for individual site growth in the industry. Industry studies also indicate that the retail markets have been characterized by several significant trends including (i) increased rationalization of stores and consolidation of companies, (ii) changing consumer demand to emphasize convenience and value, (iii) the impact of governmental regulations on product offerings and services, and (iv) during 1996 and 1997, unstable gasoline unit margins due to crude oil and related wholesale and retail price volatility.

 . Rationalization/Consolidation. During the past several years, major oil companies have rationalized their retail systems to gain efficiencies. These companies divested non-strategic locations to focus on areas near strategic supply sources, which has put a higher concentration of market share in fewer geographic regions for many of these companies. In addition, smaller operators have closed marginal and unprofitable locations due to the investment requirements to meet the 1998 UST environmental compliance deadline. More recently, oil companies and convenience store chains have sought to consolidate through mergers, acquisitions and joint ventures. The lack of availability of favorable new locations, the high cost of construction of new facilities and the opportunity to achieve significant cost reduction and brand building synergy make this attractive for many companies.

 . Changing Consumer Demand. Industry studies indicate that consumer buying behavior continues to reflect the effect of increasing demands on consumer time and money. Consumers have generally become time-constrained, value-minded buyers who expect quality goods at reasonable prices.

 . Government Regulations. The gasoline and convenience store industry is subject to significant governmental regulations. The environmental requirements for Stage II vapor recovery and UST upgrades have been partially responsible for the closing of more than 22,000 retail stores or close to 11% of U.S. outlets over the seven-year period of 1991 to 1997. This trend is expected to continue through 1998. It is anticipated that these regulations may also cause many companies with vehicle fleet programs to abandon on-site fueling in favor of retail fueling. Most recently, the Food and Drug Administration has initiated a series of regulations intended to stop the sale of tobacco products to minors. Such regulations, if enacted, may impact the way such tobacco products are marketed throughout the country.

 . Volatile Wholesale Costs. The volatility of crude oil and wholesale costs can materially affect the profitability of retail gasoline operations. Typically, there is a delay between changes in wholesale product costs and changes in retail gasoline prices that prevents operators from maintaining stable gasoline margins. During periods of rapidly rising wholesale costs, margins are usually compressed. Conversely, during periods of falling wholesale costs, margins usually expand.

 Wholesale Division

  The Company's wholesale division strategy is to leverage its strengths in the distribution and marketing of petroleum and On The Go(R) products to create value through commercial relationships with minimal capital investment. The wholesale division strategy is designed to create value by focusing on distinct channels of trade and offering products and services that meet the unique needs of targeted customers. Wholesale marketing can be divided into four primary functions: (i) fuel sales to distributors that resell the product, (ii) fuel sales to commercial and transportation end-users, (iii) branded franchise marketing, and (iv) new business franchise marketing.

  The Company currently sells gasoline and diesel fuel on an unbranded basis to approximately 450 distributors and chain retailers. The Company believes these sales offer higher profitability than spot market alternatives. Wholesale sales are also made to the transportation and commercial sectors, including airlines, railroads, barge lines and other industrial end-users. In 1995, the Company initiated a branded jobber program and as of December 31, 1997, had 71 outlets owned and operated by branded jobbers. As part of its new business franchise marketing initiative, the Company also partnered with a grocery chain to add four branded outlets on grocery store parking lots in late 1996 and 1997. The Company believes branded sales offer higher profitability than unbranded sales. The Company believes that a branded distributor program, new business franchise marketing, and further focus on the transportation and commercial sector offer significant opportunities for incremental sales volumes and earnings in the future.

  Fuel sales to all channels of trade focus on maximizing netback realizations (revenue less all distribution and working capital investment costs). The wholesale division continues to refine and integrate netback management tools to identify the most attractive short-term sales opportunities as well as to identify the most profitable markets over the long term. Channels of trade, product, and market-specific strategies are continually refined and optimized through this netback methodology. Efforts focus on improving returns and optimizing the core Midwest system while expanding Gulf Coast marketing activities around the supply of refined products available from the Port Arthur refinery.

COMPETITION

  The refining and marketing segment of the oil industry is highly competitive. Many of the Company's principal competitors are integrated multinational oil companies that are substantially larger and better known than the Company. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, more effectively compete on the basis of price and more readily obtain crude oil in times of shortages.

  The principal competitive factors affecting the Company's refining division are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of the Company's larger competitors have refineries which are larger and, as a result, could have lower per-barrel costs or higher margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration and production activities. The Company obtains nearly all of its crude oil requirements on the spot market from unaffiliated sources. The Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future. See Refining--Port Arthur Refinery.

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

THE ADVANCE CRUDE OIL PURCHASE RECEIVABLE TRANSACTIONS

  In December 1995, pursuant to a merger agreement and a series of related agreements with Oxy, Clark USA acquired the right to receive the equivalent of
17.661 million barrels of WTI to be delivered over six years according to a defined schedule. In connection with this transaction, Clark USA issued common stock valued at approximately $120 million, or $20 per share (6,000,000 shares), and paid $100 million in cash to Oxy. Clark USA subsequently contributed this advance crude oil purchase receivable to the Company which sold the Oxy advance crude oil purchase receivable for net cash proceeds of $235.4 million in October 1996 after receiving value for approximately 1.5 million barrels during 1996.

EMPLOYEES

  As of December 31, 1997, the Company employed approximately 7,500 people, approximately 1,000 of whom were covered by collective bargaining agreements at the Blue Island, Hartford and Port Arthur refineries. The Hartford and Port Arthur refinery contracts expire in February 1999 and the Blue Island refinery contract expires in August 1999. In addition, the Company is currently negotiating new union contracts for certain employees at its Hammond, Indiana, and St. Louis, Missouri, terminals which expired in March. Relationships with the unions have been good and neither Old Clark nor the Company has ever experienced a work stoppage as a result of labor disagreements.

ENVIRONMENTAL MATTERS

 Compliance Matters

  Operators of refineries and gasoline stores are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewater and stormwater, and the handling and disposal of non-hazardous and hazardous waste. Federal, state and local laws and regulations establishing numerous requirements and providing penalties for violations thereof affect nearly all of the operations of the Company. Included among such laws and regulations are the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Also significantly affecting the Company are the rules and regulations of the Occupational Safety and Health Administration. Many of these laws authorize the imposition of civil and criminal sanctions upon companies that fail to comply with applicable statutory or regulatory requirements. As discussed below, federal and state agencies have filed various enforcement actions alleging that the Company has violated a number of environmental laws and regulations. The Company nevertheless believes that, in all material respects, its existing operations are in compliance with such laws and regulations.

  The Company's operations are large and complex. The numerous environmental regulations to which the Company is subject are complicated, sometimes ambiguous, and often changing. In addition, the Company may not have detected certain violations of environmental laws and regulations because the conditions that constitute such violations may not be apparent. It is therefore possible that certain of the Company's operations are not currently in compliance with state or federal environmental laws and regulations. Accordingly, the Company may be required to make additional expenditures to comply with existing environmental requirements. Such expenditures, along with fines or other penalties for noncompliance with environmental requirements, could have a material adverse effect on the Company's financial condition, results of operations, cash flow or liquidity.

  Regulations issued by the EPA in 1988 with respect to USTs require the Company, over a period of up to ten years, to install, where not already in place, detection devices and corrosion protection on all USTs and piping at its retail gasoline outlets. The regulations also require periodic tightness testing of USTs and piping. Commencing in 1998, operators are required under these regulations to install continuous monitoring systems for underground tanks. In order to bring its retail stores into compliance with these regulations, the Company estimates that capital expenditures of approximately $17 million will be required in 1998, net of costs recovered from state funds available for this type of work. The Company expects to be fully compliant with these standards by the deadline. See "--Marketing" and "--Retail Operations Overview."

  The Company anticipates that, in addition to expenditures necessary to comply with existing environmental requirements, it will incur costs in the future to comply with new regulatory requirements arising from recently enacted statutes (such as the Clean Air Act requirements relating to operating permits and the control of hazardous air pollutants) and possibly with new statutory requirements.

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

 Remediation Matters

  In addition to environmental laws that regulate the Company's ongoing operations, the Company's various operations also are subject to liability for the remediation of contaminated soil and groundwater. Under CERCLA and analogous state laws, certain persons may be liable as a result of the release or threatened release of hazardous substances (including petroleum) into the environment. Such persons include the current owner or operator of property where such releases or threatened releases have occurred, any persons who owned or operated such property during the time that hazardous substances were released at such property, and persons who arranged for the disposal of hazardous substances at such property. Liability under CERCLA is strict. Courts have also determined that liability under CERCLA is, in most cases where the government is the plaintiff, joint and several, meaning that any responsible party could be held liable for all costs necessary for investigating and remediating a release or threatened release of hazardous substances. As a practical matter, liability at most CERCLA (and similar) sites is shared among all the solvent "potentially responsible parties" ("PRPs"). The most relevant factors in determining the probable liability of a party at a CERCLA site usually are the cost of investigation and remediation, the relative amount of hazardous substances contributed by the party to the site and the number of solvent PRPs. While the Company maintains property and casualty insurance in the normal course of its business, such insurance does not typically cover remediation and certain other environmental expenses.

  The release or discharge of petroleum and other hazardous materials can occur at refineries, terminals and retail stores. The Company has identified a variety of potential environmental issues at its refineries, terminals and retail stores. In addition, each refinery has areas on-site which may contain hazardous waste or hazardous substance contamination and which may have to be addressed in the future at substantial cost. Many of the terminals may also require remediation due to the age of tanks and facilities and as a result of current or past activities at the terminal properties including several significant spills and past on-site waste disposal practices. See "--Legal Proceedings."

ITEM 3. LEGAL PROCEEDINGS

  As a result of its activities, the Company is the subject of a number of legal and administrative proceedings relating to environmental matters. The Company is required by the Commission to disclose all matters that could be material or that involve a governmental authority and could reasonably involve monetary sanctions of $100,000 or greater.

  Hartford Federal Enforcement. In May 1997, the EPA served a Notice of Violation on the Company alleging violations of the Clean Air Act, and regulations promulgated thereunder, in the operation and permitting of the Hartford refinery fluid catalytic cracking unit. No estimate can be made at this time of the Company's potential liability, if any, as a result of this matter.

  Hartford State Enforcement. In 1996, the Company settled the matter People of the State of Illinois v. Clark Refining & Marketing, Inc. PCB No. 95-163. One remaining issue concerning the exempt status of the Company's wastewater treatment system was submitted to an administrative agency on a stipulation of facts. No estimate of any liability with respect to this remaining element of the complaint can be made at this time.

  Blue Island Federal Enforcement. The Blue Island refinery is the subject of federal investigations concerning potential violations of certain environmental laws and regulations. In September 1996, the EPA served a Notice of Violation and a Finding of Violation on the Company alleging the Company is in violation of certain provisions of the Clean Air Act. In August 1997, the EPA served a Finding of Violation on the Company alleging a violation of the federal New Source Performance Standards. In March 1997, the EPA initiated a multimedia investigation at the Blue Island refinery. The investigation included an on-site visit, requests for information and meetings. Also in March 1997, the Company received a Grand Jury subpoena requesting certain documents relating to wastewater discharges. No estimate can be made whether any potential for liability exists as a result of these matters.

  Blue Island State Enforcement. People ex rel. Ryan v. Clark Refining & Marketing, Inc., is currently pending in the Circuit Court of Cook County, Illinois alleging operation of the Blue Island refinery in violation of environmental laws. The allegations originate from a fire that occurred in the Isomax unit in March 1995, a release of hydrogen fluoride in May 1995 from a processing unit, other releases into the air that occurred in the past three years, and releases of wastewater and stormwater to the Cal Sag Channel. The Company has filed an Answer denying the material allegations in the lawsuit. No estimate of any liability with respect to this matter can be made at this time.

  St. Louis Terminal. In January 1994, a gasoline spill occurred at the Company's St. Louis terminal. In May 1997, the Company received correspondence from the State of Missouri seeking the payment of a penalty of less than $200,000 related to this matter.

  Sashabaw Road. In May 1993, the Company received correspondence from the Michigan Department of Natural Resources ("MDNR") indicating that the MDNR believes that the Company may be a potentially responsible party in connection with groundwater contamination in the vicinity of one of its retail stores on Sashabaw Road in Oakland County, Michigan. In July 1994, MDNR commenced suit against the Company and is currently seeking $300,000 to resolve the matter.

  Port Arthur Refinery. The original refinery on the site of the Port Arthur refinery began operating in 1901, prior to modern environmental laws and methods of operation. While the Company believes, as a result, that there is extensive contamination at the site, the Company is unable to estimate the cost of remediating such contamination. Under the purchase agreement between the Company and Chevron, Chevron will be obligated to perform the required remediation of more than 97% of pre-closing contamination. The Company estimates its obligation at approximately $8 million. As a result of the acquisition, the Company may become jointly and severally liable under CERCLA for the costs of investigation and remediation at the site. In the event that Chevron is unable (as a result of bankruptcy or otherwise) or unwilling to perform the required remediation at the site, the Company may be required to do so. The cost of any such remediation could be substantial and could be beyond the Company's financial ability. In June 1997, the Company, Chevron and the State of Texas entered into an Agreed Order that substantially confirmed the relative obligations of the Company and Chevron.

  As of December 31, 1997, the Company has accrued a total of $42.6 million for legal and environmental-related obligations that may result from the matters noted above, other legal and environmental matters and obligations associated with certain retail sites. While it is not possible at this time to estimate the ultimate amount of liability with respect to the legal proceedings described above, the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on its financial position; however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  Inapplicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  Inapplicable

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data set forth below for the Company as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of December 31, 1993, 1994, and 1995 and for each of the years in the two-year period ended December 31, 1994 are derived from the audited financial statements not included elsewhere herein. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included herein.

                                        YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1993      1994      1995      1996      1997
                              --------  --------  --------  --------  --------
                               (IN MILLIONS, EXCEPT RATIOS AND OPERATING
                                                 DATA)
STATEMENT OF EARNINGS DATA:
 Net sales and operating
  revenues................... $2,263.4  $2,440.0  $4,486.1  $5,072.7  $4,335.7
 Cost of sales...............  1,936.6   2,092.5   4,018.3   4,560.0   3,705.7
 Operating expenses (a)......    202.6     220.1     373.5     418.9     432.3
 General and administrative
  expenses (a)...............     43.0      51.2      52.1      59.1      65.5
 Depreciation and
  amortization (b)...........     35.3      37.3      43.5      48.4      61.2
 Inventory (recovery of)
  write-down to market
  value......................     26.5     (26.5)      --        --       19.2
 Recapitalization, asset
  writeoffs and other
  charges....................      --        --        --        --       49.0
                              --------  --------  --------  --------  --------
 Operating income (loss)..... $   19.4  $   65.4  $   (1.3) $  (13.7) $    2.8
 Interest and financing
  costs, net (c).............     29.9      37.6      39.9      38.7      39.8
 Other income (expense) (d)..     11.4       --        --        --        --
                              --------  --------  --------  --------  --------
 Earnings (loss) from
  continuing operations
  before taxes,
  extraordinary items and
  cumulative effect of
  change in accounting
  principles................. $    0.9  $   27.8  $  (41.2) $  (52.4) $  (37.0)
 Income tax provision
  (benefit)..................     (0.5)      9.7     (15.7)    (13.9)     10.5
                              --------  --------  --------  --------  --------
 Earnings (loss) from
  continuing operations
  before extraordinary items
  and cumulative effect of
  change in accounting
  principles................. $    1.4  $   18.1  $  (25.5) $  (38.5) $  (47.5)
                              ========  ========  ========  ========  ========
BALANCE SHEET DATA:
 Cash, cash equivalents and
  short-term investments..... $  212.1  $  134.1  $  106.6  $  334.3  $  244.6
 Total assets................    829.1     859.5   1,188.3   1,393.3   1,260.9
 Long-term debt..............    401.0     400.7     420.4     417.6     587.4
 Stockholder's equity........    146.0     162.9     304.1     534.1     260.9
SELECTED FINANCIAL DATA:
 Cash flows from operating
  activities................. $   68.4  $   53.7  $  (85.6) $   16.9  $   94.9
 Cash flows from investing
  activities.................    (19.8)    (21.2)   (134.1)    212.0    (123.6)
 Cash flows from financing
  activities.................     (1.1)     (5.4)    174.7      30.0     (61.0)
 Expenditures for
  turnaround................. $   20.6  $   11.2  $    6.5  $   13.9  $   47.4
 Expenditures for property,
  plant and equipment........     67.9     100.3      42.1      45.0      81.7
 Refinery acquisition
  expenditures...............      --       13.5      71.8       --        --
OPERATING DATA:
Refining Division
 Port Arthur Refinery
  (acquired February 27,
  1995)
   Production (m bbls/day)...      --        --      207.7     210.8     213.5
   Gross margin (per bbl)
    (a)......................      --        --   $   2.28  $   2.78  $   3.84
   Operating expenses (a)....      --        --      121.6     164.7     170.7
 Blue Island, Hartford and
  other refining Production
  (m bbls/day)...............    134.7     140.3     136.5     134.2     135.8
   Gross margin (per bbl)
    (a)...................... $   3.68  $   3.35  $   2.51  $   2.56  $   3.79
   Operating expenses (a)....    104.3     115.0     130.2     126.6     123.2
  Refining operating
   contribution (mm).........     63.0      38.8      (2.3)     25.6     167.9
Retail Division:
 Number of stores (average)
  (e)........................      860       834       852       823       814
 Gasoline volume (mm gals)...  1,014.8   1,028.5   1,063.8   1,031.9   1,038.9
 Gasoline volume (m gals
  pmps)......................     98.6     102.8     104.1     104.5     107.5
 Gasoline gross margin
  (cents/gal)................     11.1c     10.9c     11.4c     10.4c     10.5c
 Convenience product sales
  (mm)....................... $  218.0  $  231.6  $  252.6  $  251.7  $  283.9
 Convenience product sales
  (pmps).....................     21.2      23.1      24.7      25.5      29.1
 Convenience product gross
  margin and other income
  (mm).......................     54.8      57.2      62.9      65.8      73.0
 Convenience product gross
  margin (pmps)..............      5.3       5.7       6.1       6.6       7.7
 Operating expenses (mm)
  (a)........................     98.5     105.0     121.7     126.3     136.9
 Retail operating
  contribution (mm)..........     49.6      44.4      45.2      25.2      22.9

--------
(a) Certain reclassifications have been made to prior periods to conform to current period presentation.
(b) Amortization includes amortization of turnaround costs and organizational costs.

(c) Interest and financing costs, net, included amortization of debt issuance costs of $1.2 million, $1.2 million, $5.2 million, $6.5 million and $7.0 million for the years ended December 31, 1993, 1994, 1995, 1996 and 1997. Interest and financing costs, net, also included interest on all indebtedness, net of capitalized interest and interest income.
(d) Other expense in 1994 included financing costs associated with a withdrawn debt offering. Other income in 1993 included the final settlement of litigation with Drexel Burnham Lambert Incorporated ("Drexel") of $8.5 million and a gain from the sale of noncore stores of $2.9 million.
(e) Ten stores included in 1997 operated exclusively as convenience stores and did not sell fuel.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

 Overview

  The Company's results are significantly affected by a variety of factors beyond its control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs and production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Although margins are significantly affected by industry and regional factors, the Company can influence its margins through the efficiency of its operations. While the Company's net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not generally have a direct long-term relationship to net earnings. Crude oil price movements may impact net earnings in the short term because of fixed crude oil purchase commitments which average approximately five million barrels. See "Business--Refining." The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. The Company believes that, in general, low crude oil prices indirectly benefit operating results over the longer term due to increased demand and decreased working capital requirements. Conversely, the Company believes that high crude oil prices generally result in decreased demand and increased working capital requirements over the long term. Increased refinery production is typically associated with improved results of operations, while reduced production, which generally occurs during scheduled refinery maintenance turnarounds, negatively affects results of operations.

  The following table illustrates the potential pre-tax earnings impact based on historical operating rates estimated by the Company resulting from changes in several key market indicators: (i) sweet crude oil cracking margins--the spread between gasoline and diesel fuel prices and input (e.g., a benchmark light sweet crude oil) costs; (ii) sweet/sour differentials--the spread between a benchmark light sour crude oil and a benchmark light sweet crude oil; (iii) heavy/light differentials--the spread between a benchmark light sweet crude oil and a benchmark heavy sour crude oil; and (iv) retail margins--the spread between product prices at the retail level and wholesale product costs.

                                                                PRE-TAX EARNINGS
                                                                 IMPACT ON THE
      EARNINGS SENSITIVITY                          CHANGE         COMPANY(A)
      --------------------                          ------      ----------------
      Refining margins
        Sweet crude cracking margin........... $0.10 per barrel   $13 million
        Sweet sour differentials..............  0.10 per barrel     9 million
        Heavy light differentials.............  0.10 per barrel     3 million
      Retail margin........................... $0.01 per gallon   $10 million

--------
(a) Based on an assumed production of approximately 225,000 bpd for the Port Arthur refinery and 140,000 bpd for the Illinois refineries.

 1997 compared with 1996 and 1995:

  The following tables provide supplementary data in a format that is not intended to represent an income statement presented in accordance with generally accepted accounting principles. Certain reclassifications have also been made to prior periods to conform to current period presentation. The Company considers certain items in each of the periods discussed herein to be special items. These items are discussed separately below.

FINANCIAL RESULTS:

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                          ---------------------
                                                          1995    1996    1997
                                                          -----  ------  ------
                                                             (IN MILLIONS)
OPERATING INCOME:
Refining contribution to operating income................ $(2.3) $ 25.6  $167.9
Retail contribution to operating income..................  45.2    25.2    22.9
Corporate general and administrative expenses............  12.8    14.6    17.4
                                                          -----  ------  ------
  Operating contribution.................................  30.1    36.2   173.4
Inventory timing adjustments gain (loss).................  12.1    (1.5)  (41.2)
Inventory write-down to market...........................   --      --    (19.2)
Recapitalization, asset write-offs and other costs.......   --      --    (49.0)
Depreciation and amortization............................  43.5    48.4    61.2
                                                          -----  ------  ------
  Operating income (loss)................................ $(1.3) $(13.7) $  2.8
                                                          =====  ======  ======

--------
(a) Includes adjustments to inventory costs caused by timing differences between when crude oil is actually purchased and refined products are actually sold, and a daily "market in, market out" operations measurement methodology for the refining division.

  The Company recorded an operating contribution of $173.4 million in 1997 which was improved over the operating contribution of $36.2 million and $30.1 million in 1996 and 1995, respectively. Refining industry conditions improved in 1997 from the previous two years and the Company had strong operations despite two major scheduled maintenance turnarounds during the year. However, principally due to several significant items the Company considers special, it reported a net loss of $58.2 million in 1997 compared to net losses of $38.5 million and $25.5 million in 1996 and 1995, respectively. Net sales and operating revenues and cost of goods sold were higher in 1996 than 1997 or 1995 principally because of higher hydrocarbon prices in that period.

  Special items totaled $120.1 million in 1997 of which $109.4 million reduced operating income and $10.7 million was recorded as an extraordinary item for early retirement of debt. See Note 8 "Long-Term Debt" and Note 14 "Recapitalization, Asset Write-off's and Other Charges" to the Consolidated Financial Statements. The inventory timing adjustment loss of $41.2 million in 1997 was principally due to the timing impact of an over $8 per barrel decrease in crude oil prices on crude oil purchases, and refined product sale commitments. Gains in 1996 resulting from rising crude oil prices were offset by the volatility of the crude oil market principally related to the uncertainty associated with Iraq's pending reentry into the world markets. These gains and losses resulted from the fact that feedstock acquisition costs are fixed on average two to three weeks prior to the manufacture and sale of the finished products. The Company does not currently hedge this price risk because of the cost of entering into appropriate hedge-related derivatives and the long-term nature of such risk. A non-cash accounting charge of $19.2 million was recorded in 1997 to reflect the decline in the value of petroleum inventories below carrying value caused by the substantial drop in petroleum prices. Recapitalization, asset write-offs and other costs totaled $49.0 million in 1997. This item included a non-cash charge of $21.8 million principally to writedown the value of an idled refining capital project that is being dismantled for more productive use. A non-cash charge of $16.5 million was also recorded in 1997 due to a change in strategic direction principally for certain legal, environmental and other accruals related to existing actions. In addition, the Company incurred costs of $10.7 million in connection with affiliates of Blackstone acquiring a controlling interest in the Company.

REFINING

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ----------------------
                                                          1995    1996    1997
                                                         ------  ------  ------
                                                         (IN MILLIONS, EXCEPT
                                                           OPERATING DATA)
   OPERATING STATISTICS:
   PORT ARTHUR REFINERY (ACQUIRED FEBRUARY 27, 1995)
   Crude oil throughput (m bbls/day)....................  198.9   199.8   206.6
   Production (m bbls/day)..............................  207.7   210.8   213.5
   Gross margin (per barrel of production).............. $ 2.28  $ 2.78  $ 3.84
   Operating expenses...................................  121.6   164.7   170.7
     Net margin......................................... $ 24.2  $ 49.7  $128.6
   BLUE ISLAND, HARTFORD AND OTHER REFINING
   Crude oil throughput (m bbls/day)....................  133.6   132.7   128.5
   Production (m bbls/day)..............................  136.5   134.2   135.8
   Gross margin (per barrel of production).............. $ 2.51  $ 2.56  $ 3.79
   Operating expenses...................................  130.2   126.6   123.2
     Net margin......................................... $ (4.9) $ (0.9) $ 64.9
   Divisional general and administrative expenses.......   21.6    23.2    25.6
                                                         ------  ------  ------
   Operating contribution............................... $ (2.3) $ 25.6  $167.9
                                                         ======  ======  ======

  Refining division contribution to operating income in 1997 was $167.9 million, significantly higher than the 1996 ($25.6 million) or 1995 (negative $2.3 million) contribution. Contribution increased in 1997 due to improved yields and throughput and wider crude oil quality differentials. Crude oil quality differential market indicators for light sour crude oil improved from $1.02 per barrel and $1.24 per barrel in 1995 and 1996, respectively, to $1.71 per barrel in 1997. Market indicators for the benefit for heavy sour crude oil improved from $4.03 per barrel and $4.78 per barrel in 1995 and 1996, respectively to $5.63 per barrel in 1997. The Company believes these crude oil quality differential indicators improved primarily due to increased production of heavy and sour crude oil, increased availability of Canadian light and heavy sour crude oil from the Express and Interprovincial pipelines, higher levels of industry refinery maintenance turnarounds and milder winter weather in the first quarter of 1997. Hartford refinery results in 1997 particularly benefited from improved access to lower-cost Canadian heavy crude oil. Port Arthur refinery results in 1997 were also buoyed by the operational benefits realized from a first quarter maintenance turnaround. Refining operating contribution improved in 1996 over 1995 principally because of an improvement in the Port Arthur refinery's gross margin resulting from improvements in operating rates, reliability and yields. More normal winter weather, and corresponding demand, contributed to a 2.4% increase in fuels demand from 1995 to 1996. However, these positive market trends were more than offset by reduced by-product margins.

  The major scheduled maintenance turnarounds in 1997 at the Port Arthur refinery and the Hartford refinery resulted in an opportunity cost from lost production of $19.3 million. Unscheduled downtime at the Blue Island refinery in 1995 and 1996 reduced gross margins by an estimated $5.5 million and $3.1 million, respectively in these years. The Company has major maintenance turnarounds scheduled for 1998 at the Port Arthur refinery and the Blue Island refinery.

  Operating expenses increased at the Port Arthur refinery from 1995 to 1996 and 1997 principally due to the refinery being owned for a full year in the last two years versus only 10 months in 1995. Refinery fuel costs were also much higher in the past two years due to higher natural gas prices. Operating expenses for the Illinois refineries were higher in 1995 due to expenses ($6.5 million) associated with unplanned downtime at the Blue Island refinery. Divisional general and administrative expenses increased in 1996 and 1997 principally because of the full year inclusion of administrative functions located at the Port Arthur refinery and higher incentive pay in 1997 due to a stronger operating contribution.

RETAIL

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1995     1996     1997
                                                      -------  -------  -------
                                                       (IN MILLIONS, EXCEPT
                                                          OPERATING DATA)
   OPERATING STATISTICS:
     Gasoline volume (mm gals)......................  1,063.8  1,031.9  1,038.9
     Gasoline gross margin (cents/gal)..............     11.4c    10.4c    10.5c
     Gasoline gross margin..........................  $ 121.7  $ 107.0  $ 109.3
     Convenience product sales......................    252.6    251.7    283.9
     Convenience product gross margin and other
      income........................................     62.1     65.4     75.3
     Gain (loss) on asset sales and other...........      0.8      0.4     (2.3)
     Operating expenses.............................    121.7    126.3    136.9
     Divisional general and administrative expenses.     17.7     21.3     22.5
                                                      -------  -------  -------
     Operating contribution.........................  $  45.2  $  25.2  $  22.9
                                                      =======  =======  =======
   PER MONTH PER STORE:
     Company operated stores (average)..............      852      823      814
     Gasoline volume (m gals) (a)...................    104.1    104.5    107.5
     Convenience product sales (m)..................  $  24.7  $  25.5  $  29.1
     Convenience product gross margin (m)...........  $   6.1  $   6.6  $   7.7

--------
(a) Ten stores included in 1997 operated exclusively as convenience stores.

  The retail division contributed $22.9 million to operating income in 1997 (1996--$25.2 million; 1995--$45.2 million). The retail division operating contribution in 1996 and 1997 was below 1995 levels primarily due to pressure on retail gasoline margins. In 1996, this resulted from an increase in wholesale gasoline costs associated with rising and higher crude oil prices that was not fully captured in retail selling prices due to an extremely competitive Midwest retail market environment. Retail margins have historically benefited when crude oil prices fall, but the benefit of the crude oil price decline in 1997 was not fully realized because wholesale prices did not fall as much as crude oil prices and due to highly competitive retail markets. Gross margins on convenience product sales and monthly convenience product sales and gross margins per store improved over the last three years due to the addition of larger stores and an improved mix of higher margin On The Go(R) convenience products. Operating and general and administrative expenses have increased over the last three years principally because of lease expenses and higher operating costs for larger stores acquired during this period and expansion of the Company's credit card program.

  The Company continued to implement its strategy in 1997 to focus its Company-operated retail operations on core markets. Over the past three years, 123 stores have been acquired in core markets, 49 of these stores were acquired in 1997. These stores typically have a much larger convenience store than the "traditional" Clark store. The Company also was actively marketing in 1997 the remaining stores in non-core markets. During 1997, 36 stores were sold to independent operators and it is expected that an additional 147 stores will be sold or closed by mid 1998. These stores contributed approximately $5 million to operating income in 1997. Many of these stores will be converted to the Company's branded jobber program.

OTHER FINANCIAL MATTERS

  Corporate and divisional general and administrative expenses increased in 1997 over 1995 and 1996 and principally because of accruals for higher incentive compensation resulting from the Company's stronger operating contribution.

  Depreciation and amortization expenses increased in 1997 over 1996 and 1995 principally because of amortization of the Port Arthur refinery maintenance turnaround performed in the first quarter of 1997. In addition, the Company had higher capital expenditures in 1997.

  Interest and financing costs, net increased in 1997 over 1996 principally because of incremental debt added by the Company as part of a financial restructuring of the Company and Clark USA. The Company redeemed its $225 million 10 1/2% Senior Notes, due 2001 ("10 1/2% Senior Notes") and returned capital of $215 million to Clark USA so it could repurchase substantially all of its Senior Secured Zero Coupon Notes, due 2000 ("Zero Coupon Notes"). The Company issued $100 million 8 3/8% Senior Notes due 2007 ("8 3/8% Senior Notes") and $175 million 8 7/8% Senior Subordinated Notes due 2007 ("8 7/8% Senior Subordinated Notes"), and entered into a $125 million floating rate bank loan due 2004 ("Floating Rate Loan") (together, the "Offering"). See Note 8 "Long-Term Debt" and Note 13 "Equity Recapitalization and Change of Control" to the Consolidated Financial Statements.

  The Company operates many computer programs that use only two digits to identify a year. If these programs are not modified or replaced by the year 2000, such applications could fail or create erroneous results. Some applications have already been replaced or modified. The Company has hired outside consultants to assist it in evaluating the scope of the remaining required program conversions or replacements. Based on preliminary information, the Company estimates the cost of such remaining program conversions or replacements to be approximately $5 million to $10 million, and estimate completion by 2000. Such costs will be expensed as incurred.

OUTLOOK

  Since most of the Company's products are commodities, supply and demand for crude oil and refined products have a significant impact on the Company's results. Demand for fuels products has grown by an average of 2% per year since 1992 primarily as a result of increased miles driven and little improvement in the fuel efficiency of the U.S. automobile fleet. The Company believes that capital spending in the refining sector is highly correlated to refining industry profitability. As a result of the high capital spending levels of the early 1990s, the industry's ability to produce refined products exceeded demand in recent years. Since then, industry refinery capital spending has declined. The Company expects that there will continue to be volatility in refining margins and the Company's earnings because of the seasonal nature of refined product demand and the commodity nature of the Company's refined products.

  In the short term, retail margins are generally squeezed in periods of rapid oil price increases, as was the case in 1996, and widen as prices stabilize or fall. In late 1998, the deadline for UST compliance will be reached. The Company believes the investment required by these regulations may cause smaller, less competitive locations to close. In the long term, the Company believes margins are driven by market share and concentration. The Company believes that, over the last five years, the Company's Midwest market has averaged among the lowest margins in the U.S. due to its relatively high level of fragmentation.

LIQUIDITY AND CAPITAL RESOURCES

                                                          YEAR ENDED DECEMBER
                                                                  31,
                                                          ---------------------
                                                           1995   1996    1997
                                                          ------ ------  ------
                                                             (IN MILLIONS)
   FINANCIAL POSITION:
     Cash and short-term investments..................... $106.6 $334.3  $244.6
     Working capital.....................................  193.1  399.5   263.7
     Property, plant and equipment.......................  549.3  555.7   575.6
     Long-term debt......................................  420.4  417.6   587.4
     Stockholder's equity................................  304.1  534.1   260.9
     Operating cash flow (excluding working capital
      changes)...........................................    7.6   (4.6)   72.6

  Net cash generated by operating activities, excluding working capital changes ("Operating Cash Flow"), for the year ended December 31, 1997 was $72.6 million compared with net cash used of $4.6 million in 1996 and net cash generated of $7.6 million in 1995. Operating Cash Flow improved in 1997 principally because of a stronger refining margin environment and improved refining productivity. Working capital as of December 31, 1997 was $263.7 million, a 1.74 to 1 current ratio, versus $399.5 million, a 2.00 to 1 current ratio as of December 31, 1996 and $193.1 million, a 1.48 to 1 current ratio, as of December 31, 1995. Working capital decreased during 1997 principally because of the acquisition of 48 retail stores in Michigan, the capital cost of the Port Arthur and Hartford refinery maintenance turnarounds, the return of capital to Clark USA, and lower inventory carrying values caused by the decrease in hydrocarbon prices in 1997. Working capital increased in 1996 as a result of the sale of an advance crude oil purchase receivable contributed by Clark USA for net cash proceeds of $235.4 million.

  As part of its overall inventory management and crude acquisition strategies, the Company routinely buys and sells, in varying degrees, crude oil in the spot market. Such ongoing activities carry various payment terms and require the Company to maintain adequate liquidity and working capital facilities. The Company's short-term working capital requirements fluctuate with the pricing and sourcing of crude oil. Historically, the Company's internally generated cash flows have been sufficient to meet its needs. The Company's credit agreement is used for the issuance of letters of credit primarily for the purchase of crude oil and other feedstocks and refined products.

  In September 1997, the Company entered into a credit agreement (the "Credit Agreement") which provides for borrowings and the issuance of letters of credit of up to the lesser of $400 million or the amount of a borrowing base calculated with respect to the Company's cash and cash equivalents, eligible investments, eligible receivables and eligible petroleum inventories. Direct borrowings are limited to the principal amount of $50 million. Borrowings under the Credit Agreement are secured by a lien on substantially all of the Company's cash and cash equivalents, receivables, crude oil, refined product inventories and other inventories and trademarks and other intellectual property. As of December 31, 1997, there were no direct borrowings under the Credit Agreement and the Company was in compliance with all covenants of the Credit Agreement.

  The Credit Agreement contains covenants and conditions which, among other things, limit dividends, indebtedness, liens, investments, contingent obligations and capital expenditures, and require the Company to maintain its property and insurance, to pay all taxes and comply with all laws, and to provide periodic information and conduct periodic audits on behalf of the lenders. The Company is also required to comply with certain financial covenants. The financial covenants are: (i) maintenance of working capital of at least $150 million at all times; (ii) maintenance of a tangible net worth (as defined) of at least $280 million; and (iii) maintenance of minimum levels of balance sheet cash (as defined) of $50 million at all times. The covenants also provide for a cumulative cash flow test, as defined in the Credit Agreement, that, from March 31, 1997, shall not be less than or equal to zero at all times. The Credit Agreement also limits the amount of future additional indebtedness outside of the cumulative cash flow covenant that may be incurred by the Company in an amount equal to $25 million.

  Cash flows used in, and from, investing activities (excluding short-term investment activities which the Company manages similar to cash and cash equivalents) are primarily affected by acquisitions and capital expenditures, including refinery maintenance turnarounds. Cash flows used in investing activities (excluding short-term investments) in 1997 was $123.6 million as compared to cash flow generated in 1996 of $180.9 million and cash flow used in 1995 of $118.5 million. Two major refinery maintenance turnarounds and a large retail store acquisition increased cash flow used in investing activities in 1997. Cash flow was generated in 1996 from the sale of an advance crude oil purchase receivable contributed to the Company by Clark USA. Cash flow used in investing activities in 1995 was higher principally because of the Port Arthur refinery acquisition. Capital expenditures for property, plant and equipment totaled $81.7 million in 1997 (1996--$45.0 million; 1995-- $42.1 million) and expenditures for refinery maintenance turnarounds totaled $47.4 million (1996--$13.9 million; 1995--$6.5 million). Capital expenditures were reduced in 1996 and 1995 in response to lower Operating Cash Flow. Refining division capital expenditures were $32.0 million in 1997 (1996--$19.4 million, 1995--$15.8 million). Approximately one-half of 1997 and 1996 expenditures were discretionary with the balance and most of 1995 expenditures primarily for mandatory maintenance and environmental expenditures. Discretionary refining capital expenditures in 1997 were principally to increase the ability of the Hartford refinery to process heavy, sour Canadian crude oil and debottlenecking improvements to the Port Arthur refinery's FCC unit. Retail capital expenditures in 1997 totaled $45.7 million (1996--$24.6 million; 1995--$25.2 million). Retail capital expenditures increased in 1997 due to the acquisition and subsequent image conversion of 48 retail stores in Michigan ($21 million). Approximately one-half of 1996 and 1995 expenditures were for regulatory compliance, principally underground storage tank-related work and vapor recovery.

  In February 1995, the Company acquired the Port Arthur refinery from Chevron for approximately $70 million, plus inventory and spare parts of approximately $122 million and the assumption of certain liabilities estimated at $19.4 million. The purchase agreement also provided for contingent payments to Chevron of up to $125 million over a five-year period from the closing date of the Port Arthur refinery acquisition in the event that refining industry margin indicators exceed certain escalating levels. The Company believes that even if such contingent payments would be required, they would not have a material adverse effect on the Company since the Company would also benefit from such increased margins. Such contingent payments were not payable for the first three measurement periods ended September 30, 1995, 1996 and 1997, and based on these industry margin indicators from inception through December 31, 1997, the Company had a cumulative benefit of approximately $35.8 million applicable to future calculations.

  The Company classifies its capital expenditures into two categories, mandatory and discretionary. Mandatory maintenance capital expenditures are required to maintain safe and reliable operations, and mandatory environmental expenditures are required to comply with regulations pertaining to ground, water and air contamination and occupational, safety and health issues. The Company estimates that total mandatory expenditures through 2000 will average approximately $55.0 million per year in the refining division and $10.0 million per year in the retail division. Costs to comply with future regulations cannot be estimated.

  Expenditures to comply with reformulated and low-sulfur fuels regulations are primarily discretionary, subject to market conditions and economic justification. These fuel programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenate content, detergent addition and sulfur content. The regulations regarding these fuel properties vary in markets in which the Company operates, based on attainment of air quality standards and the time of the year. The Company's Port Arthur, Blue Island and Hartford refineries have the capability to produce approximately 60%, 60%, and 25%, respectively, of their gasoline production in RFG. Each refinery's maximum RFG production may be limited based on the clean fuels attainment of the Company's total refining system. The Port Arthur refinery has the capability to produce 100% low-sulfur diesel fuel.

  The Company has a philosophy to link total capital expenditures to cash generated from operations. The Company has a total capital and refinery maintenance turnaround expenditure budget of approximately $130 million for 1998. This amount includes expenditures of approximately $30 million related to planned major maintenance turnarounds at the Port Arthur and Blue Island refineries. Total capital expenditures may be under budget if cash flow is less than expected, and higher than budget if cash flow is better than expected.

  Cash flow used by financing activities was $61.0 million in 1997 as compared to cash flow provided by financing activities of $30.0 million and $174.7 million in 1996 and 1995, respectively. In November 1997, the Company returned capital of $215 million to Clark USA so that it could repurchase for $206.6 million, $259.2 million (value at maturity) of its Zero Coupon Notes tendered pursuant to a tender offer. Clark USA called the remaining Zero Coupon Notes outstanding on February 15, 1998. Also in November 1997, the Company completed the Offering receiving net proceeds of approximately $390 million. On December 24, 1997, the Company redeemed all $225 million of the 10 1/2% Senior Notes outstanding at a price of $1,032.96 for each $1,000.00 principal amount of the notes. In 1995, financing activities reflected the partial financing of the Port Arthur refinery acquisition with the contribution of capital by Clark USA (the balance was financed with cash on hand), fees related to the larger working capital facility associated with the expanded working capital needs of the Company following the Port Arthur refinery acquisition and two capital leases associated with the sale and leaseback of certain refinery equipment at the Hartford and Port Arthur refineries.

  On November 3, 1997, Blackstone acquired the 13,500,000 shares of Common Stock of Clark USA previously held by TrizecHahn and certain of its subsidiaries, as a result of which Blackstone obtained a controlling interest in Clark USA. This transaction triggered the Change of Control covenant in Clark USA's Zero Coupon Notes and the Company's 9 1/2% Senior Notes, due 2004 ("9 1/2% Senior Notes") and 10 1/2% Senior Notes and could have triggered the Change of Control covenant in the Clark USA's 10 7/8% Senior Notes had it resulted in a Ratings Decline (as defined) during the 90 days following the Change of Control. Under such covenants, noteholders had the right to require the Company and Clark USA to repurchase their notes at 101% of face value. However, all of the 10 1/2% Senior Notes and the Zero Coupon Notes were redeemed or repurchased by the Company and Clark USA in late 1997 and early 1998 in connection with the Offering, and the Company was only required to repurchase $3.3 million of the 9 1/2% Senior Notes during the Change of Control tender period. In addition, the Blackstone Transaction did not result in a Ratings Decline. The Company's credit facility was amended to permit the acquisition by Blackstone of the Company's Common Stock.

  Funds generated from operating activities together with existing cash, cash equivalents and short-term investments, are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the next year. Due to the commodity nature of its products, the Company's operating results are subject to rapid and wide fluctuations. While the Company believes that its maintenance of large cash, cash equivalents and short-term investment balances and other operating philosophies will be sufficient to provide the Company with adequate liquidity through the next year, there can be no assurance that market conditions will not be worse than anticipated. Future working capital, discretionary capital expenditures, environmentally mandated spending and acquisitions may require additional debt or equity capital.

  In March 1998, the Company announced that it had entered into a long-term crude oil supply agreement with P.M.I. Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos, the Mexican state oil company. The terms of the contract provide the Company with the foundation necessary to continue developing a project to upgrade its Port Arthur, Texas refinery to process primarily lower-cost, heavy sour crude oil. Under the agreement, the Company expects to purchase in the range of 150,000 to 210,000 barrels per day of heavy, sour Maya crude oil for use at the Port Arthur refinery. The Company would continue to own 100% of the refinery, thereby retaining all of the upside to improving refining margins. The supply contract would assist in stabilizing earnings and cash flows from the project. The contract period would run for a minimum of 8 years from the completion of the project which could be as early as January 2001. The Port Arthur refinery has several important characteristics that make it attractive for this type of arrangement. Its Gulf Coast location provides excellent access to waterborne Mexican crude oil. Additionally, the refinery already has much of the infrastructure and processing capability necessary to support an upgraded operation. The project is expected to cost $600-$700 million and include the construction of additional coking and hydrocracking capability, and expanding crude unit capacity to approximately 250,000 barrels per day. Upon completion, the Port Arthur refinery would have the ability to process heavy, sour crude oil up to an estimated 80% of its capacity. The implementation of the project is subject to certain conditions, such as final determination of economic and technical feasibility, arrangement of suitable financing and securing appropriate tax abatements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated herein by reference to
Part IV Item 14(a) 1 and 2. Financial Statements and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The information required by this item is incorporated herein by reference to
Part IV Item 14(a) 3. and Exhibit 16.1 and 16.2.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors, executive officers, Controller, Treasurer and Secretary of the Company and their respective ages and positions are set forth in the table below.

NAME                     AGE                            POSITION
----                     ---                            --------
Paul D. Melnuk..........  43 President and Chief Executive Officer; Chief Operating Officer;
                             Director
Bradley D. Aldrich......  44 Executive Vice President--Refining
Brandon K. Barnholt.....  39 Executive Vice President--Marketing
Maura J. Clark..........  39 Executive Vice President--Corporate Development and
                             Chief Financial Officer
Marshall A. Cohen.......  63 Director; Chairman of the Board
David I. Foley..........  30 Director
David A. Stockman.......  51 Director
Dennis R. Eichholz......  44 Controller and Treasurer
Katherine D. Knocke.....  40 Secretary

  The board of directors of the Company consists of five directors who serve until the next annual meeting of stockholders or until a successor is duly elected. There is currently one vacancy on the board of directors. Directors do not receive any compensation for their services as such. Executive officers of the Company serve at the discretion of the board of directors of the Company.

  Paul D. Melnuk has served as a director and as President of Clark USA since September 1992, and as Vice President and Treasurer of Clark USA from November 1988 through September 1992. Mr. Melnuk has served as a director of the Company since October 1992, as President and Chief Executive Officer of the Company since July 1992, as Chief Operating Officer of the Company since December 1991, as President of the Company from February 1992 through July 1992, as Executive Vice President of the Company from December 1991 through February 1992, and has served in various other capacities since November 1988. Mr. Melnuk served as a director of TrizecHahn from March 1992 through November 1996. Mr. Melnuk served as President and Chief Operating Officer of TrizecHahn from March 1992 through April 1994, and as Executive Vice President and Chief Financial Officer of TrizecHahn from May 1990 through February 1992. Mr. Melnuk has resigned as an Executive Officer and Director of Clark USA and the Company effective April 30, 1998. Mr. Melnuk currently serves on the board of directors of Bracknell Corporation.

  Maura J. Clark has served as Executive Vice President--Corporate Development and Chief Financial Officer of Clark USA and the Company since August 1995. Ms. Clark previously served as Vice President--Finance at North American Life Assurance Company, a financial services company, from September 1993 through July 1995. From May 1990 to September 1993, Ms. Clark served as Vice President--Corporate Finance and Corporate Development of North American Trust Company (formerly First City Trust Company), a subsidiary of North American Life Assurance Company.

  Marshall A. Cohen has served as a director of Clark USA and the Company since November 3, 1997 and was appointed Chairman of the Board of Clark USA and the Company on January 27, 1998. Mr. Cohen has served as Counsel at Cassels, Brook & Blackwell since October 1996. Mr. Cohen previously served as President and Chief Executive Officer of The Molson Companies Limited from November 1988 to September 1996. Mr. Cohen currently serves on the board of directors of American International Group, Inc., Barrick Gold Corporation, Lafarge Corporation, Goldfarb Corporation, Speedy Muffler King, Inc. and The Toronto Dominion Bank.

  David I. Foley has served as a director of Clark USA and the Company since November 3, 1997. Mr. Foley is an Associate at The Blackstone Group L.P., which he joined in 1995. Prior to joining Blackstone, Mr. Foley was a member of AEA Investors, Inc. and The Monitor Company. Mr. Foley currently serves on the board of directors of Rose Hills Company and Prime Succession, Inc.

  David A. Stockman has served as a director of Clark USA and the Company since November 3, 1997. Mr. Stockman has been a member of the general partner of Blackstone Group Holdings L.P. since 1988. Mr. Stockman is also a Co-Chairman of the board of directors of Collins & Aikman Corporation and a director of Haynes International, Inc. and Bar Technologies Inc.

  Dennis R. Eichholz, who joined the Company in November 1988, has served as Controller and Treasurer of Clark USA and Vice President-Controller and Treasurer of the Company since February 1995. Mr. Eichholz has served as Vice President-Treasurer of the Company since December 1991.

  Katherine D. Knocke has served as Secretary of Clark USA and the Company since April 1995. Ms. Knocke has served as in-house counsel of the Company since August 1994. Ms. Knocke previously was employed as an associate with the St. Louis law firm of Armstrong, Teasdale, Schlafly & Davis from September 1989 through August 1994.

  Bradley D. Aldrich has served as Executive Vice President--Refining of the Company, since December 1994. From August 1991 through November 1994, Mr. Aldrich served as Vice President, Supply & Distribution for CF Industries, Inc., a chemical fertilizer manufacturer and distributor. Mr. Aldrich previously served as Manager, Light Oil Supply-North America of Conoco, Inc. from August 1989 through July 1991.

  Brandon K. Barnholt has served as Executive Vice President--Marketing of the Company since February 1995, and served as Executive Vice President--Retail Marketing of the Company from December 1993 through February 1995, as Vice President--Retail Marketing of the Company from July 1992 through December 1993, and as Managing Director--Retail Marketing of the Company from May 1992 through July 1992. Mr. Barnholt previously served as Retail Marketing Manager of Conoco, Inc. from March 1991 through March 1992.

  Except as described above, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which such person was elected or appointed as a director or executive officer. There are no family relationships between any director or executive officer and any other director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth all cash compensation paid by the Company to its Chief Executive Officer and its other executive officers whose total annual compensation exceeded $100,000 for each of the years in the three-year period ended December 31, 1997.

                          ANNUAL COMPENSATION                  LONG-TERM
   NAME AND PRINCIPAL    ---------------------- OTHER ANNUAL COMPENSATION        ALL OTHER
        POSITION         YEAR  SALARY   BONUS   COMPENSATION AWARDS/OPTION    COMPENSATION(A)
   ------------------    ---- -------- -------- ------------ -------------    ---------------
Paul D. Melnuk.......... 1997 $407,036 $384,050     --              --            $3,321
President and Chief      1996  325,000  130,000     --              --             6,816
 Executive Officer       1995  326,836   75,000     --          100,000(b)         5,479
Bradley D. Aldrich...... 1997  252,611  219,600     --              --             2,767
Executive Vice           1996  211,779   47,500     --              --             6,849
 President--Refining     1995  176,224   42,500     --          130,000(b)(c)        --
Brandon K. Barnholt..... 1997  253,003  154,600     --              --             3,044
Executive Vice           1996  211,799   87,500     --              --             6,802
 President--Marketing    1995  176,276   75,000     --           50,000(b)         5,329
Maura J. Clark (d)...... 1997  220,998  153,300     --              --               --
Executive Vice           1996   36,779   47,500     --              --               --
 President--Corporate    1995      --       --      --              --               --
 Development and Chief
 Financial Officer
Edward J. Stiften (e)... 1997  159,616   81,350     --              --               --
Executive Vice
 President--Chief        1996      --       --      --              --               --
 Administrative Officer  1995      --       --      --              --               --

--------
(a) Represents amount accrued for the account of such individuals under the Clark Retirement Savings Plan (the "Savings Plan").
(b) Options issued pursuant to the Performance Plan as described below.
(c) Mr. Aldrich and Mr. Barnholt (granted in 1993) held options to acquire TrizecHahn Subordinate Voting Shares ("TrizecHahn Shares") received as compensation from TrizecHahn for services performed for the Company under the TrizecHahn Amended and Restated 1987 Stock Option Plan (the "TrizecHahn Option Plan"). These options were exercised in 1998.
(d) In 1995 and 1996, Ms. Clark was an employee of TrizecHahn and served the Company under a management consulting arrangement. Ms. Clark earned approximately $175,000 in 1996 and $117,000 in 1995 under such arrangement. As of January 1, 1997, Ms. Clark became an employee of the Company. The 1996 amounts reflected in this table are for 1996 compensation paid by the Company in 1997.
(e) Mr. Stiften resigned his position with the Company, effective March 3, 1998.

STOCK OPTIONS GRANTED DURING 1997

  There were no options granted during 1997 to the named executive officers under the Performance Plan (as defined) for services performed for the Company.

YEAR-END OPTION VALUES

  The following table sets forth information with respect to the number and value of unexercised options to purchase common stock of Clark USA and TrizecHahn Shares held by the executive officers named in the executive compensation table as of December 31, 1997.

                                                                                   VALUE OF UNEXERCISED
                                                               NUMBER OF         IN-THE-MONEY OPTIONS HELD
                          SHARES ACQUIRED              UNEXERCISED OPTIONS HELD             AT
                            ON EXERCISE       VALUE      AT DECEMBER 31, 1997      DECEMBER 31, 1997 (A)
                         DURING YEAR ENDED  REALIZED   ------------------------- -------------------------
NAME                     DECEMBER 31, 1997 ON EXERCISE EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     ----------------- ----------- ----------- ------------- ----------- -------------
Paul D. Melnuk(b).......        --            $--            --       100,000    $      --       $--
Bradley D. Aldrich......        --             --        100,000       30,000     1,042,710       --
Brandon K. Barnholt.....        --             --         70,000       50,000       858,375       --

--------
(a) For the TrizecHahn Shares the value is based upon the closing price on the New York Stock Exchange-Composite Transactions on December 31, 1997. For the common stock of Clark USA the value is based on the sale price in the Blackstone Transaction.
(b) Mr. Melnuk also holds options to acquire TrizecHahn Shares received as compensation for services provided to TrizecHahn.

SHORT-TERM PERFORMANCE PLAN

  Employees of the Company participate in an annual incentive plan which places at risk an incremental portion of their total compensation based on Company, business unit and/or individual performance. The targeted at-risk compensation increases with the ability of the individual to affect business performance, ranging from 12% for support personnel to 200% for the Chief Executive Officer. The other executive officers have the opportunity to earn an annual incentive equal to 150% of the individual's base salary. The actual award is determined based on financial performance with individual and executive team performance evaluated against pre-established operating objectives designed to achieve planned financial results. For essentially all other employees, annual incentives are based on specific performance indicators utilized to operate the business, principally productivity and profitability measures.

LONG-TERM PERFORMANCE PLAN

  The Company has adopted a Long-Term Performance Plan (the "Performance Plan"). Under the Performance Plan, designated employees, including executive officers, of Clark USA and its subsidiaries and other related entities are eligible to receive awards in the form of stock options, stock appreciation rights and stock grants. The Performance Plan is intended to promote the growth and performance of the Company by encouraging employees to acquire an ownership interest in Clark USA and to provide incentives for employee performance. An aggregate of 1,250,000 shares of Common Stock may be awarded under the Performance Plan, either from authorized, unissued shares which have been reserved for such purpose or from shares purchased on the open market, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the outstanding common stock of Clark USA. As of December 31, 1997, 531,500 stock options were outstanding under the Performance Plan.

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

  Payment of awards may be made in the form of cash, stock or combinations thereof and may include such restrictions as the Compensation Committee shall determine, including, in the case of stock, restrictions on transfer and forfeiture provisions. The price at which shares of Common Stock may be purchased under a stock option may not be less than the fair market value of such shares on the date of grant. If permitted by the Compensation Committee, such price may be paid by means of tendering Common Stock, or surrendering another award, including restricted stock, valued at fair market value on the date of exercise, or any combination thereof. Further, with Compensation Committee approval, payments may be deferred, either in the form of installments or as a future lump sum payment. Dividends or dividend equivalent rights may be extended to and made part of any award denominated in stock, subject to such terms, conditions and restrictions as the Compensation Committee may establish. At the discretion of the Compensation Committee, a participant may be offered an election to substitute an award for another award or awards of the same or different type. Stock options initially have a 10-year term with a three-year vesting schedule and are not exercisable until Clark USA's Common Stock is publicly traded.

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

  In the event of a "Change of Control" of Clark USA or TrizecHahn (as defined in the Performance Plan), with respect to awards held by Performance Plan participants who have been employed by the Company for at least six months,
(a) all stock appreciation rights which have not been granted in tandem with stock options will become exercisable in full, (b) the restrictions applicable to all shares of restricted stock will lapse and such shares will be deemed fully vested, (c) all stock awards will be deemed to be earned in full, and
(d) any participant who has been granted a stock option which is not exercisable in full will be entitled, in lieu of the exercise of such stock options, to obtain cash payment in an amount equal to the difference between the option price of such stock option and the offer price (in the case of a tender offer or exchange offer) or the value of common stock covered by such stock option, determined as provided in the Performance Plan.

  Under the Performance Plan, a "Change in Control" includes, without limitation, with respect to Clark USA or TrizecHahn, (i) the acquisition (other than by TrizecHahn) of beneficial ownership of 25% or more of the voting power of its outstanding securities without the prior approval of at least two-thirds of its directors then in office, (ii) a merger, consolidation, proxy contest, sale of assets or reorganization which results in directors previously in office constituting less than a majority of its directors thereafter, or (iii) any change of at least a majority of its directors during any period of two years. The Blackstone Transaction triggered the Change of Control provision under the Performance Plan. The Company does not expect that the Change of Control will have a material impact on the Performance Plan.

  Blackstone intends to put in place a management incentive program designed to increase management's ownership of Clark USA's stock through direct purchases and options tied to the financial performance of the Company.

CLARK SAVINGS PLAN

  The Clark Savings Plan, which became effective in 1989, permits employees to make before-tax and after-tax contributions and provides for employer incentive matching contributions. Under the Savings Plan, each employee of the Company (and such other related companies as may adopt the Savings Plan) who has completed at least six months of service may become a participant. Participants are permitted to make before-tax contributions to the Savings Plan, effected through payroll deduction, of from 1% to 15% of their compensation. The Company makes matching contributions equal to 200% of a participant's before-tax contributions up to 3% of compensation. Participants are also permitted to make after-tax contributions through payroll deduction, of from 1% to 5% of compensation, which are not matched by employer contributions; provided that before-tax contributions and after-tax contributions, in the aggregate, may not exceed the lesser of 15% of compensation or $10,000 in 1998. All employer contributions are vested at a rate of 20% per year of service, becoming fully vested after five years of service. Amounts in employees' accounts may be invested in a variety of permitted investments, as directed by the employee, including TrizecHahn Shares. Participants' vested accounts are distributable upon a participant's disability, death, retirement or separation from service. Subject to certain restrictions, employees may make loans or withdrawals of employee contributions during the term of their employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Compensation of the Company's executive officers has historically been determined by the Company's board of directors. Mr. Melnuk, the Company's President and Chief Executive Officer, is a member of the Company's board of directors. Other than reimbursement of their expenses, the Company's directors do not receive any compensation for their services as directors. There are no interlocks between the Company and other entities involving the Company's executive officers and board members who serve as executive officers or board members of other entities, except with respect to Clark USA and Clark USA's principal shareholders, Blackstone and Oxy.

EMPLOYMENT AGREEMENTS

  The Company entered into employment agreements with four of its senior executives (the "Executive Employment Agreements"). The Executive Employment Agreements have five-year terms, and provide for automatic extension on an annual basis unless 90 days' notice of cancellation is given by either party. The Executive Employment Agreements provide that if a Change of Control occurs within two years prior to the scheduled expiration date, then the expiration date will be automatically extended until the second anniversary of the Change of Control date. The Blackstone Transaction constituted a Change of Control under the Executive Employment Agreements.

  During the term of the Executive Employment Agreements, the employee is precluded from soliciting or encouraging proposals regarding the acquisition of Clark USA or its subsidiaries (or of another material part of the business of Clark USA), absent explicit approval of the Chief Executive Officer of the Company.

  The Executive Employment Agreements provide separation benefits to the employee if the employee's employment is terminated by the Company without "Cause" prior to the expiration date of the agreement. "Cause" is defined to include the employee's failure to substantially perform his or her duties, wilful misconduct that materially injures Clark USA or its affiliates, or conviction of a criminal offense involving dishonesty or moral turpitude. The Executive Employment Agreements also provide that if the employee resigns for "Good Reason" prior to the expiration date of the agreement, the employee will receive separation benefits. "Good Reason" is defined to include certain demotions, reductions in compensation, and relocation.

  The separation benefits payable under the Executive Employment Agreements generally include a lump sum payment of three times annual salary and bonus, acceleration of stock option exercisability, continuation of the Company's life, medical, accident and disability arrangements for one year after termination of employment (subject to the employee's continuing to pay the employee share of the premiums), payment of the cost of job relocation counseling, and payment of legal fees in connection with termination.

  The Executive Employment Agreements also provide for gross-up payments to be made to the employee to cover certain penalty taxes in connection with a Change of Control.

  As a condition of receiving the separation benefits under the Executive Employment Agreements, an employee is required to maintain the confidentiality of information relating to the Company and its affiliates and to release the Company and its affiliates from certain claims.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

  All of the Company's common stock is owned by Clark USA. The following table and the accompanying notes set forth certain information concerning the beneficial ownership of the Common Stock and Class F Common Stock of Clark USA, as of the date hereof: (i) each person who is known by the Company to own beneficially more than 5% of the common stock of Clark USA, (ii) each director and each executive officer who is the beneficial owner of shares of common stock of Clark USA, and (iii) all directors and executive officers as a group.

                                                                        PERCENT
                                                                PERCENT OF TOTAL
                                                     NUMBER OF    OF     VOTING
          NAME AND ADDRESS            TITLE OF CLASS   SHARES    CLASS  POWER(A)
          ----------------            -------------- ---------- ------- --------
Blackstone Management
Associates III L.L.C. (b)...........  Common         13,500,000   98.2%   78.6%
345 Park Avenue
New York, NY 10154
Paul D. Melnuk......................  Common             37,509     (c)     (c)
Occidental Petroleum Corporation....  Class F Common  6,101,010  100.0    19.9
10889 Wilshire Boulevard
Los Angeles, California 90024
All directors and executive officers
 as a group (b).....................  Common         13,537,509   98.4    78.8

--------
(a) Represents the total voting power of all shares of common stock beneficially owned by the named stockholder.
(b) The 13,500,000 shares held by Blackstone are directly held as follows:
    10,771,005.354 shares by Blackstone, 1,918,994.646 shares by Blackstone Offshore Capital Partners III L.P. and 810,000 shares by Blackstone Family Investment Partnership III L.P., of each of which Blackstone Management Associates III L.L.C. is the general partner having voting and dispositive power.
(c) Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  TrizecHahn and the Company had certain agreements which provided certain management services to each other from time to time. The Company established trade credit with various suppliers of its petroleum requirements, requiring the guarantee of TrizecHahn. Fees related to trade credit guarantees totaled $0.2 million and $0.2 million in 1995 and 1996, respectively. All trade credit guarantees were terminated in August 1996.

  The business relationships described above between the Company and TrizecHahn were on terms no less favorable in any respect than those which could have been obtained through dealings with third parties.

  In connection with the Blackstone Transaction, affiliates of Blackstone received fees of $7.0 million, and the Company reimbursed Blackstone for $1.7 million of out-of-pocket expenses incurred in connection with the Blackstone Transaction and the Debt Offering. In addition, the Company is negotiating a monitoring agreement with an affiliate of Blackstone under which Blackstone would receive a monitoring fee equal to $2.0 million per annum. Affiliates of Blackstone may in the future receive customary fees for advisory services rendered to the Company. Such fees will be negotiated from time to time with the independent members of the Company's board of directors on an arm's-length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

  In connection with the Tiger Transaction, the shares of common stock of Clark USA owned by Oxy were exchanged for an equal number of shares of Class F Common Stock having voting rights limited as a class to the lesser of (a) the aggregate voting power of such shares on a one-vote-per-share basis and (b) 19.9% of the total voting power of all classes of Clark USA's voting stock. The Class F Common Stock is convertible at any time to Common Stock of Clark USA, on a one-for-one basis, at the option of any holder other than Oxy and its affiliates. Clark USA also issued to Oxy an additional 545,455 shares of Class F Common Stock in full satisfaction of Clark USA's obligation to issue shares under its then existing Stockholders' Agreement with Oxy.

  In early 1998, Clark USA engaged Oxy to provide certain advisory and consulting services in connection with ongoing crude oil supplier decisions and related purchase and hedging strategies. In consideration for these services, Clark USA issued and delivered to Oxy an additional 101,010 shares of its Class F Common Stock.

  In March 1998, Clark USA settled certain obligations outstanding between Clark USA and Gulf arising out of the December 1995 advance crude oil purchase receivable transactions. Clark USA paid Gulf $4 million, released 213,654 escrowed shares of Common Stock to Gulf, and released Gulf from its obligation to deliver certain amounts of crude oil through 2001. In exchange, Gulf agreed to release Clark USA from obligations to pay further commisions related to the Oxy Transaction and agreed to allow Clark USA to cancel 1,008,619 shares of its Common Stock.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. and 2. Financial Statements and Financial Statement Schedules

  The financial statements and schedule filed as a part of this Report on Form 10-K are listed in the accompanying index to financial statements and schedule.

  3. Exhibits

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
      3.1    Restated Certificate of Incorporation of Clark Refining &
             Marketing, Inc. (Incorporated by reference to Exhibit 3.1 filed with Clark Oil & Refining Corporation Registration Statement on
             Form S-1 (Registration No. 33-28146))
      3.2    Certificate of Amendment to Certificate of Incorporation of Clark
             Refining & Marketing, Inc. (Incorporated by reference to Exhibit
             3.2 filed with Clark Oil & Refining Corporation Annual Report on
             Form 10-K (Registration No. 1-11392))
      3.6    By-laws of Clark Refining & Marketing, Inc. (Incorporated by reference to Exhibit 3.2 filed with Clark Oil & Refining
             Corporation Registration Statement on Form S-1 (Registration No.
             33-28146))
      4.1    Indenture between Clark Refining & Marketing, Inc. (formerly Clark
             Oil & Refining Corporation) and NationsBank of Virginia, N.A.
             including the form of 9 1/2% Senior Notes due 2004 (Incorporated by reference to Exhibit 4.1 filed with Clark Oil & Refining
             Corporation Registration Statement on Form S-1 (Registration No.
             33-50748))
      4.2    Supplemental Indenture between Clark Refining & Marketing, Inc.
             and NationsBank of Virginia, N.A. dated February 17, 1995
             (Incorporated by reference to Exhibit 4.6 filed with Clark USA,
             Inc. Annual Report on Form 10-K for the year ended December 31,
             1994 (Registration No. 33-59144))
      4.3    Indenture between Clark Refining & Marketing, Inc. and Bankers
             Trust Company, dated as of November 21, 1997, including the form of 8 3/8% Senior Notes due 2007 (Incorporated by reference to
             Exhibit 4.5 filed with Clark Refining & Marketing, Inc.
             Registration Statement on Form S-4 (Registration No. 333-42431))
      4.4    Indenture between Clark Refining & Marketing, Inc. and Marine
             Midland Bank, dated as of November 21, 1997, including the form of
             8 7/8% Senior Subordinated Notes due 2007 (Incorporated by
             reference to Exhibit 4.6 filed with Clark Refining & Marketing,
             Inc. Registration Statement on Form S-4 (Registration No.
             333-42431))

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
      4.5    Supplemental Indenture between Clark Refining & Marketing, Inc.
             and Marine Midland Bank, dated as of November 21, 1997
             (Incorporated by reference to Exhibit 4.6.1 filed with Clark
             Refining & Marketing, Inc. Registration Statement on Form S-4
             (Registration No. 333-42431))
     10.10   Credit Agreement dated as of September 25, 1997 among Clark
             Refining & Marketing, Inc., Bankers Trust Company, as
             Administrative Agent, The Toronto-Dominion Bank, as Syndication
             Agent, BankBoston, N.A., as Documentation Agent, and the other financial institutions party thereto (Incorporated by reference to
             Exhibit 10.1 filed with Clark Refining & Marketing, Inc., Current
             Report on Form 8-K, dated October 1, 1997 (File No. 33-59144))
     10.11   Amendment No. 1 to Credit Agreement, dated as of October 29, 1997, among Clark Refining & Marketing, Inc., Bankers Trust Company, as
             Administrative Agent and Collateral Agent, The Toronto-Dominion
             Bank, as Syndication Agent, BankBoston, N.A., as Documentation
             Agent, and the other financial institutions party thereto
             (Incorporated by reference to Exhibit 10.11 filed with Clark
             Refining & Marketing, Inc., Registration Statement on Form S-4
             (File No. 333-42431))
     10.12   Amendment No. 2 to Credit Agreement, dated as of November 7, 1997, among Clark Refining & Marketing, Inc., Bankers Trust Company, as
             Administrative Agent and Collateral Agent, The Toronto-Dominion
             Bank, as Syndication Agent, and BankBoston, N.A., as Documentation
             Agent, and the other financial institutions party thereto
             (Incorporated by reference to Exhibit 10.12 filed with Clark
             Refining & Marketing, Inc., Registration Statement on Form S-4
             (File No. 333-42431))
     10.13   Credit Agreement, dated as of November 21, 1997, among Clark
             Refining & Marketing, Inc., Goldman Sachs Credit Partners L.P., as
             Arranger and Syndication Agent, State Street Bank and Trust
             Company of Missouri, N.A., as Payment Agent, the financial institutions listed on the signature pages thereof, as Lenders, and Goldman Sachs Credit Partners, as Administrative Agent
             (Incorporated by reference to Exhibit 10.13 filed with Clark
             Refining & Marketing, Inc., Registration Statement on Form S-4
             (File No. 333-42431))
     10.20*  Clark Refining & Marketing, Inc. Stock Option Plan (Incorporated
             by reference to Exhibit 10.5 filed with Clark USA, Inc.
             Registration Statement on Form S-1 (Registration No. 33-43358))
     10.21*  Clark Refining & Marketing, Inc. Savings Plan, as amended and restated effective as of October 1, 1989 (Incorporated by
             reference to Exhibit 10.6 filed with Clark Oil & Refining
             Corporation Annual Report on Form 10-K for the year ended December
             31, 1989 (File No. 1-11392))
     10.30   Employment Agreement of Paul D. Melnuk (Incorporated by reference to Exhibit 10.2 filed with Clark Refining & Marketing, Inc.
             Current Report on Form 8-K, dated October 1, 1997 (File No.
             33-59144))
     10.31   Employment Agreement of Bradley D. Aldrich (Incorporated by
             reference to Exhibit 10.23 filed by Clark Refining & Marketing,
             Inc. Registration Statement on Form S-4 (File No. 333-42431))
     10.32   Employment Agreement of Brandon K. Barnholt (Incorporated by
             reference to Exhibit 10.24 filed by Clark Refining & Marketing,
             Inc. Registration Statement on Form S-4 (File No. 333-42431))
     10.33   Employment Agreement of Maura J. Clark (Incorporated by reference to Exhibit 10.25 filed by Clark Refining & Marketing, Inc.
             Registration Statement on Form S-4 (File No. 333-42431))

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
     10.40   Amended and Restated Asset Sale Agreement, dated as of August 16,
             1994, between Chevron U.S.A. Inc. and Clark Refining & Marketing,
             Inc. (Incorporated by reference to Exhibit 10.3 filed with Clark
             USA, Inc. Current Report on Form 8-K, dated February 27, 1995
             (Registration No. 33-59144))
     10.41   Chemical Facility Lease with Option to Purchase, dated as of
             August 16, 1994, between Chevron U.S.A. Inc. and Clark Refining &
             Marketing, Inc. (Incorporated by reference to Exhibit 10.9.2 filed with Clark USA, Inc. Registration Statement on Form S-1
             (Registration No. 33-84192))
     10.42   Sublease of Chemical Facility Lease, dated as of August 16, 1994, between Chevron U.S.A. Inc. and Clark Refining & Marketing, Inc.
             (Incorporated by reference to Exhibit 10.9.3 filed with Clark USA,
             Inc. Registration Statement on Form S-1 (Registration No.
             33-84192))
     10.43   PADC Facility Lease with Option to Purchase, dated as of August
             16, 1994, between Chevron U.S.A. Inc. and Clark Refining &
             Marketing, Inc. (Incorporated by reference to Exhibit 10.9.4 filed with Clark USA, Inc. Registration Statement on Form S-1
             (Registration No. 33-84192))
     10.44   Supply Agreement for the Chemical Facility, dated as of August 16,
             1994, between Chevron U.S.A. Inc. and Clark Refining & Marketing,
             Inc. (Incorporated by reference to Exhibit 10.9.5 filed with Clark
             USA, Inc. Registration Statement on Form S-1 (Registration No.
             33-84192))
     10.45   Services Agreement for the Chemical Facility, dated as of August
             16, 1994, between Chevron U.S.A. Inc. and Clark Refining &
             Marketing, Inc. (Incorporated by reference to Exhibit 10.9.6 filed with Clark USA, Inc. Registration Statement on Form S-1
             (Registration No. 33-84192))
     10.46   Supply Agreement for the PADC Facility, dated as of August 16,
             1994, between Chevron U.S.A. Inc. and Clark Refining & Marketing,
             Inc. (Incorporated by reference to Exhibit 10.9.7 filed with Clark
             USA, Inc. Registration Statement on Form S-1 (Registration No.
             33-84192))
     10.47   Services Agreement for the PADC Facility, dated as of August 16,
             1994, between Chevron U.S.A. Inc. and Clark Refining & Marketing,
             Inc. (Incorporated by reference to Exhibit 10.9.8 filed with Clark
             USA, Inc. Registration Statement on Form S-1 (Registration No.
             33-84192))
     10.50   Stock Purchase and Redemption Agreement, dated as of December 30,
             1992, among AOC Limited Partnership, P. Anthony Novelly, Samuel R.
             Goldstein, G & N Investments, Inc., TrizecHahn Corporation, AOC
             Holdings, Inc. and Clark Oil & Refining Corporation (Incorporated
             by reference to Exhibit 10.11 filed with Clark R & M Holdings,
             Inc. Registration Statement on Form S-4 (File No. 33-59144))
     16.1    Letter from Coopers & Lybrand L.L.P. dated April 15, 1997
             (Incorporated by reference to Exhibit 16.1 filed with Clark
             Refining & Marketing, Inc. Current Report on Form 8-K dated April
             7, 1997 (File No. 1-11392))
     16.2    Letter from Price Waterhouse LLP dated December 3, 1997
             (Incorporated by reference to Exhibit 16.1 filed with Clark
             Refining & Marketing, Inc. Current Report on Form 8-K dated
             November 21, 1997 (File No. 1-11392))
     21.1    Subsidiaries of the Company (Incorporated by reference to Exhibit
             21.1 filed with Clark Refining & Marketing, Inc. Registration
             Statement on Form S-4 (Registration No. 333-42431))
     27.1    Financial Data Schedule, fiscal year end 1997
     27.2    Restated Financial Data Schedule, 1995 and 1996
     27.3    Restated Financial Data Schedule, quarters 1, 2 and 3 of 1997

--------
* Employee Benefit Plan

  (b) Reports on Form 8-K

  November 21, 1997--The Company announces the issuance of new notes and retirement of old notes. The Company announces a change in Certifying Accountant.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGE
                                                                           ----
Clark Refining & Marketing, Inc. and Subsidiary:
 Annual Financial Statements
  Reports of Independent Accountants......................................  39
  Consolidated Balance Sheets as of December 31, 1996 and 1997............  41
  Consolidated Statements of Earnings for the years ended December 31,
   1995, 1996 and 1997....................................................  42
  Consolidated Statements of Cash Flows for the years ended December 31,
   1995, 1996 and 1997....................................................  43
  Consolidated Statement of Stockholder's Equity for the years ended
   December 31, 1995, 1996 and 1997.......................................  44
  Notes to Consolidated Financial Statements..............................  45

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Clark Refining & Marketing, Inc.

  We have audited the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. and Subsidiary (the "Company") as of December 31, 1997 and the related consolidated statement of earnings, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such 1997 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997, and the results of their operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          Deloitte & Touche LLP

St. Louis, Missouri
February 6, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Clark Refining & Marketing, Inc:

  We have audited the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. and Subsidiary (a Delaware corporation), as of December 31, 1996 and the consolidated statements of earnings, stockholder's equity and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clark Refining & Marketing, Inc. and Subsidiary as of December 31, 1996 and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

St. Louis, Missouri
February 4, 1997

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                            REFERENCE DECEMBER 31, DECEMBER 31,
                                              NOTE        1996         1997
                                            --------- ------------ ------------
                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................     2       $  319.4     $  229.7
  Short-term investments...................   2, 3          14.9         14.9
  Accounts receivable......................     2          170.6         92.9
  Receivable from affiliates...............                  1.1          2.2
  Inventories..............................   2, 4         277.1        261.4
  Prepaid expenses and other...............                 15.4         18.2
                                                        --------     --------
    Total current assets...................                798.5        619.3
PROPERTY, PLANT AND EQUIPMENT..............   2, 5         555.7        575.6
OTHER ASSETS...............................   2, 6          39.1         66.0
                                                        --------     --------
                                                        $1,393.3     $1,260.9
                                                        ========     ========
   LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable.........................     7       $  294.3     $  219.0
  Payable to affiliates....................                  8.8         14.8
  Accrued expenses and other...............   8, 9          49.4         69.7
  Accrued taxes other than income..........                 46.5         52.1
                                                        --------     --------
    Total current liabilities..............                399.0        355.6
LONG-TERM DEBT.............................   8, 9         417.6        587.4
DEFERRED INCOME TAXES......................   2, 12          0.8          --
OTHER LONG-TERM LIABILITIES................    11           41.8         57.0
CONTINGENCIES..............................    16            --           --
STOCKHOLDER'S EQUITY:
  Common stock ($.01 par value per share;
   1,000 shares authorized and 100 shares
   issued and outstanding).................                  --           --
  Paid-in capital..........................    10          464.2        249.2
  Retained earnings........................   3, 7          69.9         11.7
                                                        --------     --------
    Total stockholder's equity.............                534.1        260.9
                                                        --------     --------
                                                        $1,393.3     $1,260.9
                                                        ========     ========


        The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (DOLLARS IN MILLIONS)

                                                FOR THE YEAR ENDED DECEMBER
                                                            31,
                                     REFERENCE -------------------------------
                                       NOTE      1995       1996       1997
                                     --------- ---------  ---------  ---------
NET SALES AND OPERATING REVENUES....           $ 4,486.1  $ 5,072.7  $ 4,335.7
EXPENSES:
  Cost of sales.....................            (4,018.3)  (4,560.0)  (3,705.7)
  Operating expenses................              (373.5)    (418.9)    (432.3)
  General and administrative
   expenses.........................               (52.1)     (59.1)     (65.5)
  Depreciation......................     2         (31.5)     (37.3)     (40.7)
  Amortization......................   2, 6        (12.0)     (11.1)     (20.5)
  Inventory write-down to market....     4           --         --       (19.2)
  Recapitalization, asset write-offs
   and other charges................    14           --         --       (49.0)
                                               ---------  ---------  ---------
                                                (4,487.4)  (5,086.4)  (4,332.9)
                                               ---------  ---------  ---------
OPERATING INCOME (LOSS).............                (1.3)     (13.7)       2.8
  Interest expense and finance
   income, net......................     8         (39.9)     (38.7)     (39.8)
                                               ---------  ---------  ---------
LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM.................               (41.2)     (52.4)     (37.0)
  Income tax (provision) benefit....   2, 12        15.7       13.9      (10.5)
                                               ---------  ---------  ---------
LOSS BEFORE EXTRAORDINARY ITEM......               (25.5)     (38.5)     (47.5)
  Extinguishment of debt............     8           --         --       (10.7)
                                               ---------  ---------  ---------
NET LOSS............................           $   (25.5) $   (38.5) $   (58.2)
                                               =========  =========  =========




        The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                         FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                       ------------------------
                                                        1995     1996    1997
                                                       -------  ------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss............................................. $ (25.5) $(38.5) $ (58.2)
 Extraordinary item...................................     --      --      10.7
 Adjustments:
  Depreciation........................................    31.4    37.3     40.7
  Amortization........................................    17.4    17.8     27.5
  Share of earnings of affiliates, net of dividends...    (1.4)   (0.1)    (1.3)
  Deferred income taxes...............................   (15.7)  (22.1)    (0.8)
  Inventory write-down to market......................     --      --      19.2
  Recapitalization, asset write-offs and other
   charges............................................     --      --      31.5
  Other...............................................     1.4     1.0      3.3
 Cash provided by (reinvested in) working capital--
  Accounts receivable, prepaid expenses and other.....  (111.0)   12.8     81.3
  Inventories.........................................  (139.0)   13.3     (3.1)
  Accounts payable, accrued expenses, taxes other than
   income and other...................................   156.8    (4.6)   (55.9)
                                                       -------  ------  -------
    Net cash provided by (used in) operating
     activities.......................................   (85.6)   16.9     94.9
                                                       -------  ------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments..................   (41.5)    --      (3.0)
 Sales of short-term investments......................    25.9    31.1      --
 Maturities of short-term investments.................     --      --       3.0
 Expenditures for property, plant and equipment.......   (42.1)  (45.0)   (81.7)
 Expenditures for turnaround..........................    (6.5)  (13.9)   (47.4)
 Refinery acquisition expenditures....................   (71.8)    --       --
 Proceeds from disposals of property, plant and
  equipment...........................................     1.9     4.4      5.5
 Advance crude oil purchase receivable................     --    235.4      --
                                                       -------  ------  -------
    Net cash provided by (used in) investing
     activities.......................................  (134.1)  212.0   (123.6)
                                                       -------  ------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt payments..............................    (1.6)   (2.8)  (234.2)
 Proceeds from issuance of long-term debt.............     --      --     398.0
 Proceeds from capital lease transactions.............    24.3     --       --
 Capital contribution received (returned).............   165.6    33.6   (215.0)
 Deferred financing costs.............................   (13.6)   (0.8)    (9.8)
                                                       -------  ------  -------
    Net cash provided by (used in) financing
     activities.......................................   174.7    30.0    (61.0)
                                                       -------  ------  -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..   (45.0)  258.9    (89.7)
CASH AND CASH EQUIVALENTS, beginning of period........   105.5    60.5    319.4
                                                       -------  ------  -------
CASH AND CASH EQUIVALENTS, end of period.............. $  60.5  $319.4  $ 229.7
                                                       =======  ======  =======

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN MILLIONS)

                                              COMMON PAID-IN  RETAINED
                                              STOCK  CAPITAL  EARNINGS  TOTAL
                                              ------ -------  -------- -------
Balance--January 1, 1995.....................  $--   $  30.0   $132.9  $ 162.9
  Change in unrealized short-term investment
   gains and losses, net of taxes............   --       --       1.1      1.1
  Capital contributions......................   --     165.6      --     165.6
  Net loss...................................   --       --     (25.5)   (25.5)
                                               ----  -------   ------  -------
Balance--December 31, 1995...................   --     195.6    108.5    304.1
  Change in unrealized short-term investment
   gains and losses, net of taxes............   --       --      (0.1)    (0.1)
  Capital contribution.......................   --     268.6      --     268.6
  Net loss...................................   --       --     (38.5)   (38.5)
                                               ----  -------   ------  -------
Balance--December 31, 1996...................   --     464.2     69.9    534.1
                                               ----  -------   ------  -------
  Capital contribution returned..............   --    (215.0)     --    (215.0)
  Net loss...................................   --       --     (58.2)   (58.2)
                                               ----  -------   ------  -------
Balance--December 31, 1997...................  $--   $ 249.2   $ 11.7  $ 260.9
                                               ====  =======   ======  =======




        The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

              (TABULAR DOLLAR AMOUNTS IN MILLIONS OF US DOLLARS)

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

  The Company classifies checks issued which have not yet cleared the bank account as accounts payable. Such balances included in "Accounts payable" were $17.1 million and $12.9 million as of December 31, 1997 and 1996, respectively.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. Credit risk on trade receivables is minimized as a result of the credit quality of the Company's customer base and industry collateralization practices. As of December 31, 1997, the Company had $20.6 million (1996--$36.4 million) due from Chevron USA Products Co. ("Chevron"). Sales to Chevron in 1997 totaled $455.7 million (1996--$455.8 million; 1995--$448.8 million).

 Inventories

  Inventories are stated at the lower of cost, predominantly using the last-in, first-out "LIFO" method, or market on an aggregate basis. During the year ended December 31, 1997, total petroleum inventory quantities were reduced, resulting in a LIFO liquidation, the effect of which increased pretax earnings by $0.3 million (1996--$2.4 million). There was no such effect in the year ended December 31, 1995.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

  To limit risk related to price fluctuations, Clark employs risk strategies using crude oil and refined products futures and options contracts to manage potentially volatile market movements on aggregate physical and contracted inventory positions. As of December 31, 1997, Clark's open contracts represented 2.3 million barrels of crude oil and refined products, and had terms extending into July 1998. As of December 31, 1996, Clark's open contracts represented 0.7 million barrels of crude oil and refined products, and had terms extending into February 1997.

  The Company considers all futures and options contracts to be part of its risk management strategy. Unrealized gains and losses on open contracts are recognized as a product cost component unless the contract can be identified as a price risk hedge of specific inventory positions or open commitments, in which case the unrealized gain or loss is deferred and recognized as an adjustment to the carrying amount of petroleum inventories or accounts payable if related to open commitments. Deferred gains and losses on these contracts are recognized as an adjustment to product cost when such inventories are sold or consumed. As of December 31, 1997, the Company had net unrealized losses on open futures and options contracts of $1.9 million (1996--net unrealized gains of $1.2 million) all of which have been recognized in operations.

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

 Deferred Turnaround and Financing Costs

  A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and generally occurs approximately every two to three years. Turnaround costs, which are included in "Other assets", are amortized over the period to the next scheduled turnaround, beginning the month following completion.

  Financing costs related to obtaining or refinancing of debt are deferred and amortized over the expected life of the debt.

 Income Taxes

  Clark files a consolidated U.S. federal income tax return with Clark USA but computes its provision on a separate company basis. Deferred taxes are classified as current, included in prepaid or accrued expenses, or noncurrent depending on the classification of the assets and liabilities to which the temporary differences relate. Deferred taxes arising from temporary differences that are not related to a specific asset or liability are classified

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company records a valuation allowance when necessary to reduce the net deferred tax asset to an amount expected to be realized.

 Employee Benefit Plans

  The Clark Refining & Marketing, Inc. Retirement Savings Plan and separate Trust (the "Plan"), a defined contribution plan, covers substantially all employees of Clark. Under terms of the Plan, Clark matches the amount of employee contributions, subject to specified limits. Contributions to the Plan during 1997 were $6.5 million (1996--$6.4 million; 1995--$5.5 million).

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

  Short-term investments consisted of the following:

                                       1996                             1997
                         -------------------------------- --------------------------------
                         AMORTIZED UNREALIZED  AGGREGATE  AMORTIZED UNREALIZED  AGGREGATE
MAJOR SECURITY TYPE        COST    GAIN/(LOSS) FAIR VALUE   COST    GAIN/(LOSS) FAIR VALUE
-------------------      --------- ----------- ---------- --------- ----------- ----------
U.S. Debt Securities....   $15.0      $(0.1)     $14.9      $14.9      $--        $14.9

  The net unrealized position as of December 31, 1997 included no gains or losses (1996--gains of $0.0 million and losses of $0.1 million).

  The contractual maturities of the short-term investments as of December 31, 1997 were:

                                                            AMORTIZED AGGREGATE
                                                              COST    FAIR VALUE
                                                            --------- ----------
Due in one year or less....................................   $ 4.9     $ 4.9
Due after one year through five years......................    10.0      10.0
                                                              -----     -----
                                                              $14.9     $14.9
                                                              =====     =====

  Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

  For the year ended December 31, 1997, there were no proceeds from sales of short-term. For the same period in 1996 and 1995, the proceeds from the sale of short-term investments were $31.1 million and $25.9 million, respectively, with no realized gains or losses in either period. Realized gains and losses are presented in "Interest and finance costs, net" and are computed using the specific identification method.

  The change in the net unrealized holding gains or losses on Available-for-Sale securities for the year ended December 31, 1997, was a gain of $0.1 million. For the same period in 1996, there was a net unrealized holding loss of $0.1 million.

  Cash and cash equivalents include $20.8 million of debt securities whose cost approximated market value as of December 31, 1997 (1996--$20.0 million) and for which there were no realized gains or losses recorded in the period.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

4. INVENTORIES

  The carrying value of inventories consisted of the following:

                                                                   1996   1997
                                                                  ------ ------
   Crude oil..................................................... $105.8 $ 80.2
   Refined products and blendstocks..............................  136.8  143.4
   Convenience products..........................................   17.6   22.4
   Warehouse stock and other.....................................   16.9   15.4
                                                                  ------ ------
                                                                  $277.1 $261.4
                                                                  ====== ======

  As of December 31, 1997, crude oil and refined product inventories' LIFO cost exceeded market value by $19.2 million, resulting in a valuation write-down. As of December 31, 1996, the market value of crude oil and refined product inventories was approximately $81.7 million above the carrying value.

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following:

                                                                  1996    1997
                                                                 ------  ------
   Land......................................................... $ 19.7  $ 26.7
   Refineries...................................................  434.6   443.7
   Retail stores................................................  210.0   244.0
   Product terminals and pipelines..............................   62.5    65.3
   Other........................................................   12.1    10.0
                                                                 ------  ------
                                                                  738.9   789.7
   Accumulated depreciation and amortization.................... (183.2) (214.1)
                                                                 ------  ------
                                                                 $555.7  $575.6
                                                                 ======  ======

  As of December 31, 1997 property, plant and equipment included $48.7 million (1996--$43.8 million) of construction in progress. Capital lease assets at cost of $24.6 million (1996--$25.3 million) were included in property, plant and equipment as of December 31, 1997.

6. OTHER ASSETS

  Other assets consisted of the following:

                                                                    1996  1997
                                                                    ----- -----
   Deferred financing costs........................................ $14.4 $13.4
   Deferred turnaround costs.......................................  17.0  43.9
   Investment in non-consolidated affiliates.......................   6.4   7.7
   Other...........................................................   1.3   1.0
                                                                    ----- -----
                                                                    $39.1 $66.0
                                                                    ===== =====

  Amortization of deferred financing costs for the year ended December 31, 1997, was $7.0 million (1996--$6.5 million; 1995--$5.2 million). Amortization of turnaround costs for the year ended December 31, 1997 was $20.5 million (1996--$11.1 million; 1995--$12.0 million).

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

7. WORKING CAPITAL FACILITY

  On September 25, 1997, the Company entered into a $400 million revolving credit facility. The credit facility, which expires on December 31, 1999, provides for borrowings and letter of credit issuances of up to the lesser of $400 million or the amount available under a defined borrowing base calculated with respect to the Company's cash and cash equivalents, eligible investments, eligible receivables and eligible petroleum inventories ($486.0 million as of December 31, 1997). Direct borrowings under the credit facility are limited to $50 million. The Company uses the facility primarily for the issuance of letters of credit to secure purchases of crude oil. The Company is required to comply with certain financial covenants including maintaining defined levels of working capital, cash, cash equivalents and qualifying investments, tangible net worth, and cumulative cash flow, as defined. As of December 31, 1997, $272.1 million of the line of credit was utilized for letters of credit, of which $121.0 million supported commitments for future deliveries of petroleum products. As of December 31, 1996, under the previous facility, $298.5 million of the line of credit was utilized for letters of credit, of which $78.4 supported commitments for future deliveries of petroleum products. There were no direct cash borrowings under any revolving credit facility as of December 31, 1997 and 1996.

8. LONG-TERM DEBT

                                                                   1996   1997
                                                                  ------ ------
   8 3/8% Senior Notes due November 15, 2007
    ("8 3/8% Senior Notes")...................................... $  --  $ 99.3
   8 7/8% Senior Subordinated Notes due November 15, 2007
    ("8 7/8% Senior Subordinated Notes").........................    --   173.8
   Floating Rate Term Loan due November 15, 2003 and 2004
    ("Floating Rate Loan").......................................    --   125.0
   10 1/2% Senior Notes due December 1, 2001
    ("10 1/2% Senior Notes").....................................  225.0    --
   9 1/2% Senior Notes due September 15, 2004
    ("9 1/2% Senior Notes")......................................  175.0  175.0
   Obligations under capital leases and other notes..............   20.6   17.6
                                                                  ------ ------
                                                                   420.6  590.7
     Less current portion........................................    3.0    3.3
                                                                  ------ ------
                                                                  $417.6 $587.4
                                                                  ====== ======

  The estimated fair value of long-term debt as of December 31, 1997 was $602.8 million (1996--$431.8 million), determined using quoted market prices for these issues. The obligations under capital leases have a market value which approximates cost.

  The 9 1/2% Senior Notes and 10 1/2% Senior Notes were issued by Clark in September 1992 and December 1991, respectively, and are unsecured. The 9 5/8% Senior Notes are redeemable at the Company's option at a redemption price beginning September 1997 at 104.75% and decreasing to 100% of principal two years later. The 10 1/2% Senior Notes were redeemed in December 1997 at 102.625% with a portion of the proceeds from the new offerings described below and available cash.

  The 8 3/8% Senior Notes and 8 7/8% Senior Subordinated Notes were issued by Clark in November 1997 at a discount of 0.734% and 0.719%, respectively. These notes are unsecured, with the 8 7/8% Senior Subordinated Notes subordinated in right of payment to all unsubordinated indebtedness of the Company. The 8 3/8% Senior Notes and 8 7/8% Senior Subordinated Notes are redeemable at the option of the Company beginning November

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

2002, at a redemption price of 104.187% and 104.437% of principal, respectively, which decreases to 100% of principal amount in 2004 and 2005, respectively. Up to 35% in aggregate principal amount of the notes originally issued are redeemable at the option of the Company out of the net cash proceeds of one or more equity offerings at any time prior to November 15, 2001, at a redemption price equal to 108.875% of principal.

  Clark also borrowed $125.0 million under a floating rate term loan agreement expiring in 2004. Of the principal outstanding, 25% must be repaid in 2003. The Floating Rate Loan is a senior unsecured obligation of Clark and bears interest at the London Interbank Offer Rate (LIBOR) plus a margin of 275 basis points, 8.625% for the current quarter. The loan may be repaid in whole or in part at any time at the redemption price of 102.5% of principal in the first year, 101.25% of principal in the second year and at 100% of principal thereafter.

  The Clark note indentures contain certain restrictive covenants including limitations on the payment of dividends, limitations on the payment of amounts to related parties, limitations on the incurrence of debt, redemption provisions related to change of control and incurrence of liens maintenance of a minimum net worth.

  During 1995, Clark entered into two sale/leaseback lease transactions for a total of $24.3 million. Each capital lease has a term of five years. One lease has a fixed rate of 8.36% and the other lease rate floats at a spread of 2.25% over LIBOR.

  The scheduled maturities of long-term debt during the next five years are (in millions): 1998--$3.3 (included in "Accrued expenses and other"); 1999-- $3.3; 2000--$10.8; 2001--$0.0; 2002--$0.0; 2003 and thereafter--$575.1.

 Extinguishment of Debt

  In 1997, the Company redeemed the 10 1/2% Senior Notes. As a result, the Company recorded an extraordinary item of $10.7 million for the redemption premium ($5.9 million), the write-off of deferred financing costs ($3.7 million), and other related costs ($1.1 million).

 Interest and finance costs

  Interest and finance costs, net, included in the statements of earnings, consisted of the following:

                                                           1995   1996    1997
                                                           -----  -----  ------
   Interest expense....................................... $42.2  $42.9  $ 44.7
   Finance costs..........................................   5.2    6.5    11.0
   Interest and finance income............................  (6.1)  (9.7)  (14.5)
                                                           -----  -----  ------
                                                            41.3   39.7    41.2
   Capitalized interest...................................  (1.4)  (1.0)   (1.4)
                                                           -----  -----  ------
   Interest and finance costs, net........................ $39.9  $38.7  $ 39.8
                                                           =====  =====  ======

  Cash paid for interest expense in 1997 was $44.8 million (1996--$42.9 million; 1995--$42.2 million). Accrued interest payable as of December 31, 1997 of $8.7 million (December 31, 1996--$6.8 million) is included in "Accrued expenses and other."

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

9. LEASE COMMITMENTS

  Clark leases premises and equipment under lease arrangements, many of which are non-cancelable. Clark leases store property and equipment with lease terms extending to 2017, some of which have escalation clauses based on a set amount or increases in the Consumer Price Index. Clark also has operating lease agreements for certain equipment at the refineries, retail stores, and the general office. These lease terms range from 1 to 8 years with the option to purchase some of the equipment at the end of the lease term at fair market value. The leases generally provide that Clark pay taxes, insurance, and maintenance expenses related to the leased assets. As of December 31, 1997, net future minimum lease payments under capital leases and non-cancelable operating leases were as follows (in millions): 1998--$17.3; 1999--$17.2; 2000--$22.9; 2001--$9.6; 2002--$8.4; and $106.2 in the aggregate thereafter.
Rental expense during 1997 was $16.9 million (1996--$16.5 million; 1995--$9.1 million).

10. RELATED PARTY TRANSACTIONS

  Transactions of significance with related parties not disclosed elsewhere in the footnotes are detailed below:

 Clark USA, Inc.

  During 1997, the Company returned $215.0 million of capital to Clark USA for its repurchase of the Zero Coupon Notes.

  Clark USA contributed $268.6 million of capital to its subsidiary, Clark, during 1996. Clark USA contributed $33.6 million from the proceeds of debt issued in the Occidental/Gulf transactions in January of 1996. In addition, $235.0 million was contributed to Clark from the contribution and subsequent sale of the Occidental advance crude oil purchase receivable and the associated hedge contracts in October of 1996. During 1995, Clark USA contributed $165.6 million to Clark. Upon the issuance of stock in the first quarter of 1995, Clark USA contributed $150.0 million for the purchase of the Port Arthur refinery and also contributed $9.2 million for operating purposes. In addition, from the proceeds of debt issued in the Occidental/Gulf transactions, Clark USA contributed $6.4 million in December of 1995 to Clark.

 Management Services and Trade Credit Guarantees

  TrizecHahn Corporation ("TrizecHahn") and Clark had agreements to provide certain management services to each other from time to time. Clark established trade credit with various suppliers of its petroleum requirements, occasionally requiring the guarantee of TrizecHahn. Fees related to trade credit guarantees totaled $0.2 million and $0.2 million in 1995 and 1996, respectively. The last trade credit guarantee was terminated in August, 1996.

  On November 3, 1997, Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone") acquired a controlling interest in Clark USA (the "Blackstone Transaction"). In connection with the Blackstone Transaction, affiliates of Blackstone received fees of $7.0 million, and the Company reimbursed Blackstone for $1.7 million of out-of-pocket expenses related to the Blackstone Transaction, and the issuance of the 8 3/8% Senior Notes and 8 7/8% Senior Subordinated Notes and entering into the Floating Rate Loan (the "Offering"). In addition, the Company is negotiating a monitoring agreement with an affiliate of Blackstone under which Blackstone would receive a monitoring fee equal to $2.0 million per annum. As of December 31, 1997, the Company had a payable to Blackstone of $2.0 million for annual monitoring fees. Affiliates of Blackstone may in the future receive customary fees for advisory services rendered to the Company. Such fees will be negotiated from time to time with the independent members of the Company's board of directors on an arm's-length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

 Finance Cost Reimbursement

  As of December 31, 1997, Clark is due $1.3 million from TrizecHahn for reimbursable costs associated with the transactions for equity recapitalization (see Note 13 "Equity Recapitalization and Change in Control").

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The following table sets forth the unfunded status for the post retirement health and life insurance plans:

                                                                   1996   1997
                                                                   -----  -----
   Accumulated postretirement benefit obligation:
     Retirees..................................................... $11.9  $10.7
     Fully eligible plan participants.............................   0.9    1.2
     Other plan participants......................................  16.7   15.3
                                                                   -----  -----
       Total......................................................  29.5   27.2
   Unrecognized net (gain)/loss...................................  (0.2)   3.7
   Unrecognized prior service cost................................   0.6    0.6
                                                                   -----  -----
   Accrued postretirement benefit liability....................... $29.9  $31.5
                                                                   =====  =====

  The components of net periodic postretirement benefit costs are as follows:

                                                                 1995 1996 1997
                                                                 ---- ---- ----
   Service Costs................................................ $1.0 $1.1 $1.1
   Interest Costs...............................................  2.2  2.1  1.7
                                                                 ---- ---- ----
   Net periodic postretirement benefit cost..................... $3.2 $3.2 $2.8
                                                                 ==== ==== ====

  A discount rate of 7.50% (1996--7.50%) was assumed as well as a 4.00% (1996--4.25%) rate of increase in the compensation level. For measuring the expected postretirement benefit obligation, the health care cost trend rate ranged from 6.50% to 9.25% in 1997, grading down to an ultimate rate in 2003 of 5.25%. The effect of increasing the average health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation, as of December 31, 1997, by $4.1 million and increase the annual aggregate service and interest costs by $0.5 million.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

12. INCOME TAXES

  Clark provides for deferred taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

  The income tax provision (benefit) is summarized as follows:

                                                          1995    1996    1997
                                                         ------  ------  ------
   Earnings (loss) before provision for income taxes
     Continuing operations.............................. $(41.2) $(52.4) $(37.0)
     Extraordinary item.................................   --      --     (10.7)
                                                         ------  ------  ------
                                                         $(41.2) $(52.4) $(47.7)
                                                         ======  ======  ======
   Income tax provision (benefit):
     Continuing operations.............................. $(15.7) $(13.9) $ 10.5
     Extraordinary item.................................   --      --      --
                                                         ------  ------  ------
                                                         $(15.7) $(13.9) $ 10.5
                                                         ======  ======  ======
   Current provision (benefit)--Federal................. $ --    $  3.3  $  9.6
   --State..............................................   --       4.8     1.7
                                                         ------  ------  ------
                                                           --       8.1    11.3
                                                         ------  ------  ------
   Deferred provision (benefit)--Federal................  (15.7)  (15.2)   (0.9)
   --State..............................................   --      (6.8)    0.1
                                                         ------  ------  ------
                                                          (15.7)  (22.0)   (0.8)
                                                         ------  ------  ------
   Income tax provision (benefit)....................... $(15.7) $(13.9) $ 10.5
                                                         ======  ======  ======

  A reconciliation between the income tax provision computed on pretax income at the statutory federal rate and the actual provision for income taxes is as follows:

                                                         1995    1996    1997
                                                        ------  ------  ------
   Federal taxes computed at 35%....................... $(14.4) $(18.3) $(16.7)
   State taxes, net of federal effect..................   (1.6)   (1.3)    1.2
   Nontaxable dividend income..........................   (2.2)   (2.4)   (1.9)
   Valuation allowance.................................   --       6.1    28.4
   Other items, net....................................    2.5     2.0    (0.5)
                                                        ------  ------  ------
   Income tax provision (benefit)...................... $(15.7) $(13.9) $ 10.5
                                                        ======  ======  ======

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

  The following represents the approximate tax effect of each significant temporary difference giving rise to deferred tax liabilities and assets as of December 31, 1996 and 1997.

                                                                  1996    1997
                                                                 ------  ------
   Deferred tax liabilities:
     Property, plant and equipment.............................. $ 85.4  $ 96.3
     Turnaround costs...........................................    4.9    13.1
     Inventory..................................................   18.0     --
     Other......................................................    0.1     0.8
                                                                 ------  ------
                                                                  108.4   110.2
                                                                 ------  ------
   Deferred tax assets:
     Alternative minimum tax credit.............................   15.4    12.0
     Trademarks.................................................    4.4     4.5
     Environmental and other future costs.......................   19.0    20.3
     Tax loss carryforwards.....................................   69.0    87.4
     Inventory..................................................    --      3.1
     Other......................................................    5.9    17.4
                                                                 ------  ------
                                                                  113.7   144.7
                                                                 ------  ------
   Valuation allowance..........................................   (6.1)  (34.5)
                                                                 ------  ------
   Net deferred tax liability................................... $  0.8  $  --
                                                                 ======  ======

  As of December 31, 1997, Clark has made net cumulative payments of $12.0 million under the Federal alternative minimum tax system which are available to reduce future regular income tax payments. As of December 31, 1997, Clark had a Federal net operating loss carryforward of $216.6 million and Federal business tax credit carryforwards in the amount of $3.3 million. Such operating losses and tax credit carryforwards have carryover periods of 15 years and are available to reduce future tax liabilities through the years ending December 31, 2012 and 2011, respectively.

  The valuation allowance as of December 31, 1997 was $34.5 million (1996-- $6.1 million). In calculating the increase in the valuation allowance, Clark assumed as future taxable income only future reversals of existing taxable temporary differences and available tax planning strategies.

  During 1997, Clark USA made a Federal tax payment of $5.0 million in settlement of an Internal Revenue Service examination for tax years ended December 31, 1993 and December 31, 1994. The Company provides for its portion of such consolidated liability under its tax sharing agreement with Clark USA. Clark made net 1997 cash state tax payments of $2.6 million. (1996--$0.6 million; 1995--$0.7 million).

  Section 382 of the Internal Revenue Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 1997 as a result of the purchase of a majority interest in Clark USA by an affiliate of Blackstone (see Note 13 "Equity Recapitalization and Change in Control". However, based upon the existence of future taxable income from reversals of existing taxable temporary differences and available tax planning strategies, management believes such limitation will not restrict Clark's ability to significantly utilize the net operating losses over the 15 year carryforward period.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

13. EQUITY RECAPITALIZATION AND CHANGE IN CONTROL

  The Blackstone Transaction triggered the Change of Control covenant in the Company's 9 1/2% Senior Notes and 10 1/2% Senior Notes. Under such covenants, noteholders would have the right to require the Company to repurchase their notes at 101% of face value. However, all of the 10 1/2% Senior Notes were redeemed in late 1997 in connection with the Offering, and the Company was only required to repurchase $3.3 million of the 9 1/2% Senior Notes during the Change of Control tender period. The Company's credit facility was amended to permit the acquisition by Blackstone of Clark USA's Common Stock.

14. RECAPITALIZATION, ASSET WRITE-OFF'S AND OTHER CHARGES

  In 1997, the Company recorded a charge to operations in the amount of $49.0 million for recapitalization expenses, asset write-offs and other charges incurred in connection with the Company's equity recapitalization and change in control.

  The total charge includes $21.8 million of asset write-offs principally related to an investment in a project initiated to produce low-sulfur diesel fuel at the Hartford refinery (the "DHDS Project"). In 1992, this project was delayed based on internal and third party analysis that indicated an oversupply of low-sulfur diesel fuel capacity in the Company's market. Based on the analysis, the Company projected relatively narrow price differentials between low and high sulfur products. In December 1997, subsequent to the Blackstone Transaction, the Company determined that certain equipment purchased for the DHDS Project would yield a higher value being utilized at the Hartford and Port Arthur refineries, rather than remaining idle until the diesel fuel differentials widened sufficiently to justify completing the DHDS Project. As a result of this decision, the equipment was written down to its fair market value.

  In connection with the Blackstone Transaction, the Company incurred costs of $10.7 million which included transaction, advisory, and monitoring fees. The Company also recorded a charge of $16.5 million, resulting from a change in strategic direction, primarily for certain environmental, legal and other accruals related to existing actions.

15. STOCK OPTION PLANS

  The Company has adopted a compensatory Long-Term Performance Plan (the "Performance Plan"). Under the Performance Plan, designated employees, including executive officers, of the Company and its subsidiaries and other related entities are eligible to receive awards in the form of stock options, stock appreciation rights and stock grants.

  An aggregate of 1,250,000 shares of Clark USA Inc., Common Stock may be awarded under the Performance Plan, either from authorized, unissued shares which have been reserved for such purpose or from shares purchased on the open market, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the outstanding Common Stock of the Company. The options normally extend for 10 years and become exercisable within 3 years of the grant date. Additionally, under this plan the stock options granted may not be sold or otherwise transferred, and are not exercisable until after a public offering of stock is completed by the Company or change of control (as defined in the Plan). The Blackstone Transaction constituted a change in control under the Plan. Stock granted under this plan is priced at the fair market value at the date of grant.

  During 1997 and 1996, no additional shares were granted under this Plan. In 1995, 549,000 shares were granted under this Plan and priced at the fair market value at the date of grant. As of December 31, 1997, 531,500 stock options were outstanding (1996--549,000) at an exercise price of $15 per share.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARY

16. CONTINGENCIES

  Clark USA and the Company are subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters. Among those actions and proceedings are the following:

  The Equal Employment Opportunity Commission ("EEOC") alleged that Clark had engaged in age discrimination in violation of the Age Discrimination in Employment Act. The action involves 38 former managers believed to have been affected by an alleged pattern and practice. The relief sought by the EEOC includes reinstatement or reassignment of the individuals allegedly affected, payment of back wages and benefits, an injunction prohibiting employment practices which discriminate on the basis of age, and institution of practices to eradicate the effects of any past discriminatory practices.

  Clark is the subject of a purported class action lawsuit related to an on-site electrical malfunction at Clark's Blue Island Refinery on October 7, 1994, which resulted in the release to the atmosphere of used catalyst containing low levels of heavy metals, including antimony, nickel and vanadium. This release resulted in the temporary evacuation of certain areas near the refinery, including a high school, and approximately fifty people were taken to area hospitals. Clark offered to reimburse the medical expenses incurred by persons receiving treatment. The purported class action lawsuit was filed on behalf of various named individuals and purported plaintiff classes, including residents of Blue Island, Illinois and Eisenhower High School students, alleging claims based on common law nuisance, negligence, willful and wanton negligence and the Illinois Family Expense Act as a result of this incident. Plaintiffs seek to recover damages in an unspecified amount for alleged medical expenses, diminished property values, pain and suffering and other damages. Plaintiffs also seek punitive damages in an unspecified amount.

  While it is not possible at this time to establish the ultimate amount of liability with respect to the Company's contingent liabilities, Clark USA and the Company are of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on their financial position; however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Clark Refining & Marketing, Inc.

                                                  /s/ Paul D. Melnuk
                                          By: _________________________________
                                                      Paul D. Melnuk
                                            President, Chief Executive Officer
                                                and Chief Operating Officer

March 25, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


          /s/ Paul D. Melnuk                Director, Chief Executive Officer,
___________________________________________   President,
              Paul D. Melnuk                  and Chief Operating Officer

         /s/ Marshall A. Cohen              Director and Chairman of the Board
___________________________________________
             Marshall A. Cohen

          /s/ David I. Foley                Director
___________________________________________
              David I. Foley

         /s/ David A. Stockman              Director
___________________________________________
             David A. Stockman

          /s/ Maura J. Clark                Executive Vice President, Corporate
___________________________________________   Development and Chief Financial Officer
              Maura J. Clark                  (Principal Financial Officer)

        /s/ Dennis R. Eichholz              Controller and Treasurer
___________________________________________   (Principal Accounting Officer)
            Dennis R. Eichholz

March 25, 1998