Form 10-K405
period 1998-12-31
CLARK REFINING & MARKETING INC
filed 1999-03-31
CIK 20762

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                ______________

                                   FORM 10-K
                                ______________

(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                      OR

   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ____ to ____.

                        COMMISSION FILE NUMBER: 1-11392
                              ___________________

                       CLARK REFINING & MARKETING, INC.
            (Exact name of registrant as specified in its charter)
                              ___________________

                    DELAWARE                                 43-1491230
         (State or Other Jurisdiction of                 (I.R.S. Employer
          Incorporation or Organization)                Identification No.)

               8182 MARYLAND AVENUE
               ST. LOUIS, MISSOURI                          63105-3721
     (Address of Principal Executive Offices)               (Zip Code)

      Registrant's Telephone Number, Including Area Code: (314) 854-9696

    Securities registered pursuant to Section 12(b) of the Act:  9 1/2% Senior
                                                                 Notes, due 2004
    Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Number of shares of registrant's common stock, $.01 par value, outstanding as of February 28, 1999: 100 all of which are owned by Clark USA, Inc.

================================================================================

                       CLARK REFINING & MARKETING, INC.

________________________________________________________________________________

                               TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
                                                    PART I

Items 1 and 2.  Business; Properties.......................................................................   2

Item 3.         Legal Proceedings..........................................................................  15

Item 4.         Submission of Matters to a Vote of Security Holders........................................  16

                                                     PART II

Item 5.         Market for the Registrant's Common Stock and Related Shareholder Matters...................  16

Item 6.         Selected Financial Data....................................................................  17

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations......  18

Item 8.         Financial Statements and Supplementary Data................................................  28

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......  28

                                                     PART III

Item 10.        Directors and Executive Officers of the Registrant.........................................  28

Item 11.        Executive Compensation.....................................................................  30

Item 12.        Security Ownership of Certain Beneficial Owners and Management.............................  34

Item 13.        Certain Relationships and Related Transactions.............................................  35

                                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K............................  35

Signatures      ...........................................................................................  60

FORWARD-LOOKING STATEMENTS

   Certain statements in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. Words such as "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions typically identify such forward-looking statements.

   Even though the Company believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. There are many reasons why actual results could, and probably will, differ from those contemplated in the Company's forward-looking statements. These include changes in:

 .  Industry-wide refining margins
 . Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between (or internal instability in) one or more oil-producing countries
 .  Market volatility due to world and regional events
 .  Availability and cost of debt and equity financing
 .  Labor relations
 .  U.S. and world economic conditions (including recessionary trends, inflation and interest rates)
 .  Supply and demand for refined petroleum products
 . Reliability and efficiency of the Company's operating facilities. There are many hazards common to operating oil refining and distribution facilities (including equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather)
 .  Actions taken by competitors (including both pricing and expansion or retirement of refinery capacity)
 .  Civil, criminal, regulatory or administrative actions, claims or proceedings
   (both domestic and international), and regulations dealing with protection of the environment (including refined petroleum product composition and characteristics)
 .  Other unpredictable or unknown factors not discussed

   Because of all of these uncertainties, and others, you should not place undue reliance on the Company's forward-looking statements.

PART I

ITEM 1 AND 2.  BUSINESS; PROPERTIES

General

   Clark Refining & Marketing, Inc. (together with its subsidiaries, "Clark R&M" or the "Company") is one of the five largest independent refiners of petroleum products in the United States based on rated crude oil throughput capacity. Clark R&M is a wholly-owned subsidiary of Clark USA, Inc. ("Clark USA"). The Company has over 547,000 barrels per day (one barrel equals 42 U.S. gallons) of rated crude oil throughput capacity and 672 company-operated retail outlets in six Midwestern states (as of December 31, 1998). In February 1999, the Company announced its intention to solicit offers to purchase its retail and wholesale marketing operations and certain distribution terminals in order to focus on what it believes is its higher potential return refining operations.

   Clark R&M was incorporated in Delaware in 1988 as Clark Oil & Refining Corporation although the Clark brand name has been in existence since 1932. Its principal executive offices are at 8182 Maryland Avenue, St. Louis, Missouri, 63105 and its telephone number is (314) 854-9696.

   Clark USA's common equity is privately-held and controlled by Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone") through a 78.5% voting interest (68.0% economic interest). Blackstone acquired its interest in Clark USA from Trizec Hahn Corporation (formerly The Horsham Corporation, "TrizecHahn") in November 1997. Clark
USA's other principal shareholder is an affiliate of Occidental Petroleum Corporation ("Oxy") with a 19.9% voting interest (30.7% economic interest). Oxy acquired its interest in Clark USA in November 1995 in exchange for rights to future crude oil deliveries that the Company subsequently sold. Much of the debt of Clark USA and Clark R&M is publicly traded.


BUSINESS STRATEGY

   The Company has focused its business strategy towards improving the productivity of existing assets, selectively adding scale through acquisition, optimizing capital investments through a rigorous project review and implementation process, while maintaining significant liquidity and financial flexibility. The Company has implemented this strategy by promoting an entrepreneurial culture where employee incentives are aligned with performance objectives.

 .  Improving Productivity.
   The Company continues to implement relatively no or low-cost initiatives designed to increase production, sales volumes and production yields and to improve its sales mix while reducing input costs and operating expenses. Examples of these types of initiatives include improvements at the Port Arthur refinery, increased yields and crude oil throughput capability at its Illinois refineries and improved monthly fuel volumes, convenience product sales and margins in the retail division.

 .  Adding Scale Through Acquisitions.
   The Company intends to continue to selectively add scale to its refining operations through the acquisition of low-cost, quality assets. Since 1994, the Company has almost quadrupled its refining capacity with the acquisition of a Port Arthur, Texas refinery in 1995 and a Lima, Ohio refinery in 1998. The Company believes current industry conditions may offer similar opportunities in the future.

 .  Optimizing Capital Investment.
   The Company emphasizes an entrepreneurial approach to perceived mandatory expenditures, such as those required to comply with reformulated and low-sulfur fuel regulations. For example, the Company may seek to comply with such regulations through the access of alternative markets for existing products if adequate returns on capital investment are not assured. Discretionary capital expenditures are managed by linking capital investment to internally generated cash flow. The Company seeks to minimize investment risk, while maximizing project returns and most projects in the past three years have generated paybacks of less than four years.

 .  Promoting Entrepreneurial Culture.
   The Company emphasizes an entrepreneurial management approach that uses employee incentives to enhance financial performance and safety. All of the Company's employees participate in its performance management, profit sharing or other incentive plans, and the Company has a stock incentive plan for certain key employees.

 .  Maintaining Strong Liquidity and Financial Flexibility. Earnings in the
   Company's industry have been volatile. As a result of this volatility the Company has historically maintained significant liquidity and utilized long-term financing when possible while retaining some prepayment flexibility. As of December 31, 1998, the Company had cash and short-term investments of approximately $153 million and no long-term debt maturities prior to 2003.


REFINING DIVISION

Overview
---------

   The refining division operates one refinery in Texas, one refinery in Ohio and two refineries in Illinois with a combined crude oil throughput capacity of approximately 547,000 barrels per day ("bpd"). The Company also owns 17 product terminals located in its Midwest and Gulf Coast market areas, two crude oil terminals, an LPG terminal and crude oil pipeline interests. The following table shows the rated crude oil throughput capacities of the Company's four refineries in barrels per day as of December 31, 1998:

   Port Arthur, Texas.........................................  232,000
   Lima, Ohio.................................................  170,000
   Blue Island, Illinois......................................   80,000
   Hartford, Illinois.........................................   65,000
                                                                -------
      Total...................................................  547,000
                                                                =======

   The Company's principal refined products are gasoline, on and off-road diesel fuel, jet fuel, residual oil and petroleum coke. Gasoline, on-road (low sulfur) diesel fuel and jet fuel are principally used for transportation purposes. Off-road (high sulfur) diesel fuel is principally used as a fuel for agriculture and trains. Residual oil (slurry oil and vacuum tower bottoms) is used mainly for heavy industrial fuel (e.g., power generation) and in the manufacturing of roofing flux or for asphalt used in highway paving. Petroleum coke is a by-product of the coking process and is a coal-like substance that can be burned for power generation. The Company also produces many unfinished petrochemical products that are sold to neighboring chemical plants at the Port Arthur and Lima refineries. Most of the Company's products are sold in the eastern half of the U.S.

   The Company currently sells gasoline and diesel fuel on an unbranded basis to approximately 475 distributors and chain retailers through Company-owned terminals and third-party facilities. The Company believes these sales offer higher profitability than spot market alternatives. Wholesale sales are also made to the transportation, agricultural and commercial sectors, including airlines, railroads, barge lines and other industrial end-users. Fuel sales to all channels of trade focus on maximizing netback realizations (revenue less all distribution and working capital investment costs).

Port Arthur Refinery
--------------------

   The Port Arthur refinery is located in Port Arthur, Texas, approximately 90 miles east of Houston, on a 4,000-acre site. The Port Arthur refinery was acquired from Chevron U.S.A. Inc. in February 1995. The Port Arthur refinery has the ability to process 100% sour crude oil, including up to 20% heavy crude oil, and has coking capabilities. Heavy sour crude oil has historically been available at substantially lower cost when compared to light sweet crude oil such as West Texas Intermediate ("WTI"). The Port Arthur refinery's Texas Gulf Coast location provides access to numerous cost-effective domestic and international crude oil sources that can be accessed by waterborne delivery or through the West Texas Gulf pipeline. The Port Arthur refinery can produce conventional gasoline, up to 55% summer and 75% winter reformulated gasoline ("RFG"), 100% low-sulfur diesel fuel and jet fuel. The refinery's products can be sold in the Mid-continent and Eastern U.S. as well as in export markets. These markets can be accessed through the Explorer, Texas Eastern and Colonial pipelines or by ship or barge.

   The Company has agreements to sell to Chevron up to 27,000 bpd of gasoline and up to 2,100 bpd of low-sulfur diesel at market prices from the Port Arthur refinery through February 28, 2000. This contract is cancelable upon 90 days' notice by either party. The Company also has an agreement to exchange certain refined products and chemicals at market prices with Chevron Chemical Company, which exchanged amounts averaged approximately 24,700 bpd during 1996, 1997 and 1998. This contract is cancelable upon 18 months notice by either party or by mutual agreement.

   Since acquiring the Port Arthur refinery, the Company increased crude oil throughput capability from approximately 178,000 bpd to its current 232,000 bpd and immediately lowered operating expenses by approximately 50c per barrel. The Port Arthur refinery has generated annual average Operating Contribution (as defined herein) of over $95 million in its three full years of the Company's ownership.

Port Arthur Upgrade Project

   In March 1998, the Company entered into a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company which provides the Company with the foundation necessary to continue developing a project to upgrade the Port Arthur refinery to process primarily lower-cost, heavy sour crude oil. Under the agreement, 150,000 to 210,000 bpd of heavy, sour Maya crude oil would be purchased for use at the Port Arthur refinery. The supply contract would also assist in stabilizing gross margins and cash flows from the project. The contract period would run for a minimum of eight years from the completion of the project, which could be as early as January 2001. The Port Arthur refinery has several important characteristics that make it attractive for this type of arrangement. Its Gulf Coast location provides excellent access to waterborne Mexican crude oil. Additionally, the refinery already has much of the infrastructure (docks, tanks, utilities) and processing capability necessary to support an upgraded operation.

   The project is currently projected to cost approximately $600-$700 million and is designed to include construction of an 80,000 bpd delayed coker and a 35,000 bpd hydrocracking unit and the expansion of crude unit capacity to approximately 250,000 bpd. If the project is completed, the Port Arthur refinery will have the ability to process heavy, sour crude oil up to an estimated 80% of its capacity. Although the Company, Clark USA and its shareholders are currently evaluating alternatives for financing the project, it is expected that the financing will be on a non-recourse basis to the Company. The crude oil supply agreement with PMI and the construction work-in-process are expected to be transferred for value to a non-recourse entity that will likely be an affiliate of, but not controlled by, the Company and its subsidiaries. The Company expects to enter into agreements with this affiliate pursuant to which the Company would provide certain operating, maintenance and other services and would purchase the output from the new coking and hydrocracking equipment for further processing into finished products. The Company is expected to earn fair market value fees for providing such services and will pay fair market prices for such products. These arrangements are expected in the aggregate to be beneficial to the Company.

   In the event the project financing cannot be completed on a non-recourse basis to the Company as contemplated, the restrictions in the Company's existing debt instruments would likely prohibit the Company and its subsidiaries from raising the financing themselves and thus completing the project. If the project were cancelled, the Company would be required to pay a termination fee of approximately $200,000 per month to PMI from September 1, 1998 to the cancellation date. In addition, the Company would be subject to payment of non-cancelable commitments and required to record a charge to earnings for all expenditures to date. See Management's Discussion and Analysis of Financial Condition and Results of Operation.

   The average daily feedstocks and production of the Port Arthur refinery for the years ended December 31, 1996, 1997 and 1998 were as follows:

                PORT ARTHUR REFINERY FEEDSTOCKS AND PRODUCTION

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                               1996         1997(A)         1998
                                               ----         -------         ----
                                           BPD     %      BPD     %      BPD     %
                                           ---    ---     ---    ---     ---    ---
                                                (BARRELS PER DAY IN THOUSANDS)
FEEDSTOCKS
      Light Sweet Crude Oil............    30.1   14.5%   23.0   11.1%   14.8    6.6%
      Light Sour Crude Oil.............   100.7   48.3    95.4   46.2    87.9   39.5
      Heavy Sweet Crude Oil............    65.4   31.4    15.6    7.6     2.3    1.0
      Heavy Sour Crude Oil.............     3.6    1.7    72.6   35.1   114.3   51.4
      Unfinished & Blendstocks.........     8.5    4.1      --     --     3.3    1.5
                                          -----  -----   -----  -----   -----  -----
          Total........................   208.3  100.0%  206.6  100.0%  222.6  100.0%
                                          =====  =====   =====  =====   =====  =====
PRODUCTION
      Gasoline
      Unleaded.........................    56.9   27.0    54.6   25.6    78.5   35.1
      Premium Unleaded.................    33.5   15.9    30.5   14.3    20.4    9.1
                                          -----  -----   -----  -----   -----  -----
                                           90.4   42.9    85.1   39.9    98.9   44.2
      Other Products
      Low-Sulfur Diesel Fuel...........    47.7   22.6    59.6   27.9    58.3   26.0
      Jet Fuel.........................    30.5   14.5    22.2   10.4    23.7   10.6
      Petrochemical Products...........    18.4    8.7    26.0   12.2    24.1   10.8
      Others...........................    23.8   11.3    20.6    9.6    18.9    8.4
                                          -----  -----   -----  -----   -----  -----
                                          120.4   57.1   128.4   60.1   125.0   55.8
                                          -----  -----   -----  -----   -----  -----
          Total........................   210.8  100.0%  213.5  100.0%  223.9  100.0%
                                          =====  =====   =====  =====   =====  =====

(a) Feedstocks and production in 1997 reflect maintenance turnaround downtime of approximately one month on selected units.

Lima Refinery
--------------

   The Lima refinery is located in Lima, Ohio, approximately halfway between Toledo and Dayton, on a 650-acre site. The first refinery on the site was constructed in 1886 to take advantage of what was to become the world's greatest oil producing area until 1910. Most of the processing units in the Lima refinery have been rebuilt since 1970, making the Lima refinery relatively young among Midwest refineries.

   In 1996, British Petroleum ("BP") unsuccessfully attempted to sell the Lima refinery and announced they would close the refinery in two years. Despite such announcement, BP continued to invest at near historical levels for maintenance operating expenses and mandatory capital expenditures at the Lima refinery during 1997. The Company acquired the Lima refinery, related terminal facilities and non-hydrocarbon inventory from affiliates of BP in August 1998 for $175 million plus approximately $35 million for hydrocarbon inventory and $7 million for assumed liabilities principally related to employee benefits (the "Lima Acquisition").

   The Lima refinery is highly automated and modern with a Nelson complexity rating of 8.7 and an estimated replacement cost of $1.2 billion. The Lima refinery is large enough to realize economies of scale and other efficiencies. The Midwest location of the refinery has historically provided it with a transportation cost advantage and less gross margin volatility than refineries in other regions since demand for refined products has exceeded supply in the region.

   The Lima refinery was designed to process light, sweet crude oil, but the refinery does have coking capability allowing it to upgrade lower-valued products. The Lima refinery obtains 100% of its crude oil supply by pipeline from a variety of domestic and foreign sources. The Mid-Valley, Salem-Stoy-Lima
(SSL) and Marathon pipeline systems provide final delivery capability to the refinery. These pipelines allow ultimate connection to the Capline, Louisiana Offshore Oil Port, Mobil, Ozark, IPL, West Texas Gulf and other pipeline systems. The Lima refinery can produce conventional gasoline, diesel fuel, jet fuel and certain specialty chemical products. Products can be distributed through the Buckeye and Inland Pipeline systems and by rail, truck or an adjacent terminal. The Buckeye system allows access to markets in Northern/Central Ohio, Indiana, Michigan and Western Pennsylvania. The Inland Pipeline System is a private intra-state system jointly owned by BP, Shell, Unocal and Sun and available solely for their use.

   The average daily feedstocks and production of the Lima refinery from the acquisition date of August 10, 1998 through December 31, 1998 were as follows:

                    LIMA REFINERY FEEDSTOCKS AND PRODUCTION

                                                  YEAR ENDED
                                                  ----------
                                             DECEMBER 31, 1998 (A)
                                             ---------------------
                                              BPD             %
                                              ---            ---
                                              (BARRELS PER DAY IN
                                                   THOUSANDS)
FEEDSTOCKS
    Light Sweet Crude Oil................     53.3          105.3%
    Light Sour Crude Oil.................      ---            ---
    Other................................     (2.7)          (5.3)
                                              ----          -----
         Total...........................     50.6          100.0
                                              ====          =====
PRODUCTION
    Gasoline
    Unleaded.............................     24.0           46.5
    Premium Unleaded.....................      5.6           10.8
                                              ----          -----
                                              29.6           57.3

    Other Products
    Diesel Fuel..........................     10.7           20.7
    Jet Fuel.............................      5.3           10.2
    Petrochemical Products...............      ---            ---
    Others...............................      6.1           11.8
                                              ----          -----
                                              22.1           42.7
                                              ----          -----
         Total...........................     51.7          100.0%
                                              ====          =====

(a) Includes feedstocks and production since the acquisition date of August 10, 1998


Illinois Refineries
--------------------

   The Illinois refineries are connected by product pipelines, increasing their flexibility relative to stand-alone operations. Both refineries are situated on major water transportation routes that provide flexibility to receive crude oil or intermediate feedstocks by barge when economical. The Company believes that the Midwest location of these refineries has provided relatively high refining margins with less volatility than comparable operations located in other regions of the U.S., principally because demand for refined products has exceeded production in the region. This excess demand has been satisfied by imports from other regions, providing Midwest refineries with a transportation advantage.

Blue Island Refinery
---------------------

   The Blue Island refinery is located on the Cal-Sag canal in Blue Island, Illinois, approximately 17 miles south of Chicago on a 170-acre site. The Blue Island refinery was designed to process light, sweet crude oil, but can process up to 25% light sour crude oil. The Blue Island refinery can receive Canadian crude oil through the Lakehead pipeline from Canada, foreign and domestic crude oil through the Capline pipeline system originating in the Louisiana Gulf Coast region, and domestic crude oil originating in West Texas, Oklahoma and the Rocky Mountains through the Arco pipeline system. The Blue Island refinery has among the highest capabilities to produce gasoline relative to the other refineries in its market area. During most of the year, gasoline is the most profitable refinery product. The Blue Island refinery can produce conventional gasoline, up to 60% RFG, high sulfur diesel fuel and residual fuel. It can also produce 30% low-sulfur diesel fuel when market prices warrant and based on the clean fuels attainment of the Company's total refining system. Products can be distributed through the Wolverine, West Shore, Badger, Transmontaigne and Marathon pipeline systems or by barge.

   Since 1992, the Company has increased the crude oil throughput capability at the Blue Island refinery by approximately 10,000 bpd, introduced light sour crude oil as a lower-cost feedstock, improved the fluid catalytic cracking ("FCC") unit operation and introduced the capability to produce RFG.

   The average daily feedstocks and production of the Blue Island refinery for the years ended December 31, 1996, 1997 and 1998 were as follows:

                BLUE ISLAND REFINERY FEEDSTOCKS AND PRODUCTION

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                               1996 (A)         1997         1998 (A)
                                               --------         ----         --------
                                              BPD     %      BPD     %      BPD     %
                                              ---    ---     ---    ---     ---    ---
                                                   (BARRELS PER DAY IN THOUSANDS)
FEEDSTOCKS
       Light Sweet Crude Oil...........       57.9   84.2%   51.7   72.3%   48.5   74.9%
       Light Sour Crude Oil............       10.5   15.3    18.1   25.4    14.8   22.8
       Unfinished & Blendstocks........        0.4    0.5     1.7    2.3     1.5    2.3
                                              ----  -----    ----  -----    ----  -----
            Total......................       68.8  100.0%   71.5  100.0%   64.8  100.0%
                                              ====  =====    ====  =====    ====  =====
PRODUCTION
       Gasoline
       Unleaded........................       34.1   50.9    37.7   52.5    36.7   56.9
       Premium Unleaded................        8.0   11.6     8.4   11.7     6.5   10.1
                                              ----  -----    ----  -----    ----  -----
                                              42.1   62.5    46.1   64.2    43.2   67.0
       Other Products
       Diesel Fuel.....................       15.6   22.5    14.9   20.7    13.2   20.3
       Others..........................       10.3   15.0    10.8   15.1     8.2   12.7
                                              ----  -----    ----  -----    ----  -----
                                              25.9   37.5    25.6   35.8    21.4   33.0
                                              ----  -----    ----  -----    ----  -----
            Total......................       68.0  100.0%   71.7  100.0%   64.6  100.0%
                                              ====  =====    ====  =====    ====  =====

(a) Output during 1996 and 1998 was reduced by significant planned and unplanned downtime.


Hartford Refinery
------------------

   The Hartford refinery is located on the Mississippi River in Hartford, Illinois, approximately 17 miles northeast of St. Louis, on a 400-acre site.
The Hartford refinery includes a coker unit and, consequently, has the ability to process a variety of crude oil including lower cost, heavy sour crude oil into higher-value products such as gasoline and diesel fuel. The Hartford refinery has the capability to process approximately 60% heavy sour crude oil and 25% medium sour crude oil. This upgrading capability allows the refinery to benefit from higher margins if heavy sour crude oil is priced at a significant discount to light sweet crude oil. The Hartford refinery has access to foreign and domestic crude oil supplies through the Capline/Capwood pipeline systems and access to Canadian crude oil through the Express pipeline and the Mobil/IPL pipeline system. The Hartford refinery can produce conventional gasoline, high sulfur diesel fuel, residual fuel and petroleum coke. Products can be distributed through the Marathon/Wabash and Explorer pipeline systems or by barge.

   Since 1992, the Company has increased the crude oil throughput capability at the Hartford refinery by approximately 10,000 bpd, improved overall liquid recovery by approximately 3%, improved FCC unit yields by approximately 3%, increased higher-valued crude unit yields by approximately 2,000 bpd and dramatically reduced combined "recordable" and "days away from work" rates from 27 in 1990 to an average of less than one during 1998.

   The average daily feedstocks and production of the Hartford refinery for the years ended December 31, 1996, 1997 and 1998 were as follows:

                  HARTFORD REFINERY FEEDSTOCKS AND PRODUCTION

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                    1996         1997(A)          1998
                                                    ----         -------          ----
                                                BPD     %      BPD     %      BPD      %
                                                ---    ---     ---    ---     ---     ---
                                                     (BARRELS PER DAY IN THOUSANDS)
FEEDSTOCKS
        Light Sweet Crude Oil...........        10.2   15.5%    7.1   10.9%    8.2    12.9%
        Light Sour Crude Oil............        53.5   81.4    37.3   57.9    35.1    55.0
        Heavy Sour Crude Oil............         0.5    0.7    14.2   22.1    21.7    34.0
        Unfinished & Blendstocks........         1.5    2.4     5.9    9.1    (1.2)   (1.9)
                                                ----  -----    ----  -----    ----   -----
             Total......................        65.7  100.0%   64.5  100.0%   63.8   100.0
                                                ====  =====    ====  =====    ====   =====
PRODUCTION
        Gasoline
        Unleaded........................        29.7   44.9    31.5   49.0    29.6    45.7
        Premium Unleaded................         4.7    7.1     2.5    4.0     2.8     4.3
                                                ----  -----    ----  -----    ----   -----
                                                34.4   52.0    34.0   53.0    32.4    50.0
        Other Products
        High-Sulfur Diesel Fuel.........        24.4   36.9    19.6   30.5    20.9    32.3
        Others..........................         7.4   11.1    10.5   16.5    11.5    17.7
                                                ----  -----    ----  -----    ----   -----
                                                31.8   48.0    30.1   47.0    32.4    50.0
                                                ----  -----    ----  -----    ----   -----
            Total.......................        66.2  100.0%   64.1  100.0%   64.8   100.0%
                                                ====  =====    ====  =====    ====   =====

(a) The 1997 results reflect maintenance turnaround downtime of approximately one month on selected units.


Terminals and Pipelines
------------------------

   The Company owns 15 refined product terminals with a combined capacity of approximately 3.9 million barrels throughout its upper Midwest market area. The Company owns a 1.1 million barrel crude oil terminal associated with the Lima refinery and also owns a crude oil and refined product terminal, a refined product terminal and an LPG terminal with a combined capacity of approximately
7.1 million barrels associated with the Port Arthur refinery in Texas. The Company also enters into refined product exchange agreements with unaffiliated companies to broaden its geographical distribution capabilities.

   The Company owns and operates a common carrier pipeline system that connects its Port Arthur refinery with three Company-owned terminals. It also owns proprietary refined products pipelines from the Blue Island refinery to its terminal in Hammond, Indiana, and from the Port Arthur refinery to its LPG terminal in Fannett, Texas.

   In 1998, the Company sold minority interests in the Southcap and Chicap crude oil pipelines, and the Wolverine and West Shore product pipelines, after determining they were not strategic. The Company's shipping rights are assured due to the pipelines' operation as common carrier pipelines and the Company's historical throughput on these pipelines. In February 1999, the Company announced it was soliciting offers for the sale of certain refined product terminals.

Crude Oil Supply
----------------

   The majority of the Company's crude oil supply requirements are acquired on the spot market from unaffiliated foreign and domestic sources. In addition to the contract with PMI related to the Port Arthur heavy sour crude oil upgrade project, the Company has several crude oil supply contracts that total approximately 176,800 bpd with several third-party suppliers, including PMI, Bay Oil and Mobil Oil Corporation. These contracts are generally cancelable upon one to three months' notice by either party, but are intended to remain in place for the foreseeable future. The following table shows the Company's daily average sources of crude oil in 1998:

                          SOURCES OF CRUDE OIL SUPPLY

                                                               1998
                                                               ----
                                                          BPD         %
                                                          ---        ---
                                                          (IN
                                                       THOUSANDS)
                                                       ----------
   United States...................................        53.9      13.4%
   Latin America...................................       163.9      40.9
   Canada..........................................        47.8      11.9
   West Africa.....................................        18.4       4.6
   Middle East.....................................        78.5      19.6
   North Sea.......................................        35.6       8.9
   Other...........................................         2.8       0.7
                                                          -----     -----
       Total                                              400.9     100.0%
                                                          =====     =====


Clean Air Act/Reformulated Fuels
--------------------------------

   Under the Clean Air Act, the EPA promulgated regulations mandating low-sulfur diesel fuel for all on-road consumers, and RFG for ozone non-attainment areas, including Chicago, Milwaukee and Houston in the Company's direct market area.

   The Clean Air Act requires the EPA to review national ambient air quality standards for certain pollutants every five years. In July 1997, after such a review, the EPA adopted more stringent national standards for ground level ozone
(smog) and particulate matter (soot). These standards, when implemented, are likely to increase significantly the number of non-attainment areas and thus require additional pollution controls, more extensive use of RFG, and possibly new diesel fuel standards. Efforts are being made to influence the legislative branch to repeal the new standards under the Congressional Review Act. A lawsuit filed by the U.S. Chamber of Commerce, the American Trucking Association and the National Coalition of Petroleum Retailers is challenging the implementation of these standards. As a result, it is too early to determine what impact this rule could have on the Company.

   The Company anticipates that the EPA will announce a Proposed Rule that will establish national fuel standards for sulfur specifications in gasoline. The Company believes that the EPA will recommend that sulfur levels in gasoline be reduced to coincide with the introduction of 2004 motor vehicles. This proposal would likely require the Company to make some level of capital investments at it refineries to reduce the sulfur levels in its gasoline. Until the announcement and evaluation of the Proposed Rule, the Company is unable to determine the specific impact of the proposal on the Company.

   Expenditures required to comply with existing reformulated fuels regulations are primarily discretionary, subject to market conditions and economic justification. The reformulated fuels programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenated content, detergent addition and sulfur content. The regulations regarding these fuel properties vary in markets in which the Company operates, based on attainment of air quality standards and the time of the year. The Company's Port Arthur, Blue Island and Hartford refineries have the capability to produce up to approximately 60%, 60% and 25% respectively, of their gasoline production in RFG. Each refinery's maximum RFG production may be limited based on the clean fuels attainment of the Company's total refining system. The Port Arthur refinery has the capability to produce 100% low-sulfur diesel fuel.


Market Environment
------------------

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

   The Company believes that it is well positioned to benefit from potential long-term improvements in refining industry profitability. The Company believes refining industry improvement may result from (i) increased demand for gasoline and distillate fuel, (ii) domestic refinery crude oil distillation utilization rates nearing maximum sustainable rates, (iii) reduced growth in conversion capacity, and (iv) increased availability of lower cost heavy sour crude oil. Conversion refers to the ability to extract more higher valued products, such as gasoline and distillate fuel, out of the same barrel of crude oil.

   The Company believes industry improvement has occurred since 1995 and particularly in 1997 as indicated by the Company's record 1997 Operating Contribution and improvement in certain key industry market indicators.

   According to the U.S. Department of Energy, Energy Information Administration ("EIA"), U.S. demand for gasoline and distillate fuel grew from 9.4 million bpd in 1980 to 11.9 million bpd in 1998, averaging growth of 1.5% per year during this period. The Company believes this growth in U.S. demand for gasoline and distillate fuel is principally due to increased economic activity in the U.S. This growth reflects the expansion of the U.S. vehicle fleet miles driven, increased seat-miles flown on U.S. airlines and reduced improvement in vehicle miles per gallon due to consumer preference for light trucks and sport-utility vehicles as indicated by statistics from the U.S. Department of Transportation. The Company believes U.S. gasoline and distillate fuel demand will continue to track U.S. economic activity.

   Since 1980, U.S. crude oil distillation capacity decreased from 18.1 million bpd to 15.9 million bpd in 1998, according to the Oil & Gas Journal, as 137 refineries closed between 1980 and 1998. However, during this period, conversion capacity increased to meet the growing demand for transportation fuels. From the early 1990s until 1996, growth in conversion capacity exceeded demand growth. According to the Oil and Gas Journal and the American Petroleum Institute, since the early 1990s, industry capital spending, especially non-environmental capital spending, much of which was for increased conversion capacity, has decreased as indicated in the table below. The Company believes this decrease is due to reduced industry profitability caused by overcapacity. The Company believes "excess" conversion capacity may have reached equilibrium with demand in 1996.

                                         1990   1991   1992   1993   1994   1995   1996   1997   1998
                                         ----   ----   ----   ----   ----   ----   ----   ----   ----
                                                                (IN BILLIONS)
Total capital expenditures............   $4.4   $6.1   $6.1   $5.4   $5.1   $4.9   $3.9   $3.9   $3.9
Environmental capital expenditures....    1.3    1.8    3.3    3.2    3.1    2.2    0.8    N/A    N/A

   According to the EIA, U.S. crude oil distillation utilization rates have steadily increased from approximately 75% in 1980 to approximately 95% in 1998. The Company believes U.S. crude oil distillation utilization rates may be approaching long-term sustainable maximums due to the requirement for routine maintenance and the likelihood of unplanned downtime.

   The Company believes that, due to the crude oil processing capabilities of its refineries, it may benefit from increased availability of heavy sour crude oil. Crude oil pipeline expansions into the U.S. Midwest in 1996 and 1997 increased the availability of Canadian heavy sour crude oil and thereby improved competition for crude oil sales to Midwest refiners. Additionally, industry studies indicate improved availability of heavy and light sour crude oil over the next several years due to increased crude oil supply from several Western Hemisphere sources, primarily Canada and Latin America. The availability and associated discounts for heavy sour crude oil were reduced in 1998 due to low absolute crude oil prices.


RETAIL DIVISION

   The Clark brand began during the 1930s with the opening of a store in Milwaukee, Wisconsin. The brand then expanded throughout the Midwest. By the early 1970s, there were more than 1,800 Clark retail stores with a strong market reputation for the sale of high-octane gasoline at discount prices. In line with the general industry trends, stores were rationalized during the 1970s and 1980s. The Company acquired the Clark brand and retail assets in 1988.

   In February 1999, the Company announced that it would solicit buyers for its marketing operation. The assets offered include all company-operated retail stores, the Clark trade name, certain wholesale sales activities and several distribution terminals. This action was taken to allow the Company to focus its financial resources and management attention on the continued improvement and expansion of its refining business, which it believes will generate higher future returns.

   The Company's retail presence is focused in the Great Lakes region of the U.S. where Company-operated stores market value-oriented gasoline and convenience products. As of December 31, 1998, the Company had 672 Company-operated retail locations, nearly all of which operated under the Clark brand name. The Company operates a high proportion of its locations and believes this enables it to respond more quickly and uniformly to changing market conditions than many of its competitors, including major oil companies whose focus has generally been operating their stores through dealer or jobber networks. As of December 31, 1998, an additional 191 Clark-branded retail stores were owned and operated by independent jobbers.

   Over the past several years, the Company has focused on building core markets where it believes it can maintain or develop market share of 7.5% to 15% in order to leverage brand recognition, promotions and other marketing and operating activities. The Company has acquired 130 stores since 1994. Simultaneously with growing the Company's market share in core markets through acquisitions, the Company has divested 305 stores in non-core markets.

   In 1998, the Company's core market monthly gasoline sales per store averaged 113,500 gallons, which exceeded the 1997 national industry average of 86,400 gallons, while monthly sales per square foot averaged approximately $53 for convenience products versus the industry average of approximately $26. The Company believes that it is in the first quartile in terms of operating costs in its regions, which provides it with an important competitive advantage.
Chicago, Central Illinois, Southern Michigan, Cleveland, Milwaukee and Toledo are currently the Company's six highest volume core metropolitan markets, with market shares of 4% to 12%.

   The geographic distribution of Company-operated retail stores by state as of December 31, 1998, was as follows:

                  GEOGRAPHICAL DISTRIBUTION OF RETAIL STORES

                                             COMPANY-   INDEPENDENTLY-
                                             OPERATED     OPERATED       TOTAL
                                             --------   --------------   -----
Illinois.................................       229           42          271
Michigan.................................       202           26          228
Ohio.....................................       109           51          160
Indiana..................................        78           11           89
Wisconsin................................        53           15           68
Missouri.................................         1           46           47
                                                ---          ---          ---
Total....................................       672          191          863
                                                ===          ===          ===

   The Company has continued to optimize its retail stores through productivity achieved from improved operations, profit-enhancing capital expenditures and the addition of incremental new concept and other income initiatives. The following table shows a profile of Company-operated stores as of December 31, 1998:

                   PROFILE OF COMPANY-OPERATED RETAIL STORES
                  (PERCENT OF TOTAL COMPANY-OPERATED STORES)


   Owned........................................................  73.4%
   Canopy.......................................................  95.4
   Full Convenience Store (1200+ square feet)...................  26.3
   Mini-mart (400-1199 square feet).............................  58.0
   Multi-Product Dispenser......................................  74.6
   Pay-at-the-Pump..............................................  13.1
   Automated Teller Machine.....................................  79.2
   Car Wash.....................................................   1.2
   Branded Fast Food............................................   1.5

   As a result of productivity initiatives and recent acquisitions, the Company has increased core market monthly convenience product sales per store by over 60% to $34,100, increased the mix of higher margin non-cigarette convenience products from 32% to 42% of total convenience product sales, and improved monthly convenience product gross margin per store by 80% to $9,000 since 1992.

   The Company implemented a number of environmental projects at its retail stores. These projects included the response to the September 1988 regulations related to the design, construction, installation, repair and testing of underground storage tanks ("UST"). These regulations provided for a ten-year transition period through 1998. As of December 31, 1998, all current locations met the December 1998 federal UST compliance standards.


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

   The principal competitive factors affecting the Company's refining division are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of the Company's larger competitors have refineries which are larger and, as a result, could have lower per-barrel costs or higher margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration and production activities. The Company obtains nearly all of its crude oil requirements on the spot market from unaffiliated sources. The Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future. The principal competitive factors affecting the Company's wholesale distribution system are product price and quality, reliability and availability of supply and location of distribution points.

   The principal competitive factors affecting the Company's retail division are locations of stores, product price and quality, appearance and cleanliness of stores, brand identification and market share. Competition from large, integrated oil and gas companies, as well as convenience stores that sell motor fuel, is expected to continue.


ENVIRONMENTAL MATTERS

Compliance Matters
------------------

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

   The Company's operations are large and complex. The numerous environmental regulations to which the Company is subject are complicated, sometimes ambiguous, and often changing. In addition, the Company may not have detected certain violations of environmental laws and regulations because the conditions that constitute such violations may not be apparent. It is therefore possible that certain of the Company's operations are not currently in compliance with state or federal environmental laws and regulations. Accordingly, the Company may be required to make additional expenditures to comply with existing environmental requirements. Such expenditures, along with compliance with environmental requirements, could have a material adverse effect on the Company's financial condition, results of operations, cash flow or liquidity.

   Regulations issued by the EPA in 1988 with respect to USTs required the Company, over a period of up to ten years, to install, where not already in place, detection devices and corrosion protection on all USTs and piping at its retail gasoline outlets. The Company completed this work on schedule and implemented a program to continue to remediate soil and groundwater in accordance with appropriate standards. The Company also implemented measures, including tightness testing and monitoring, to prevent the release of petroleum to soil or groundwater.

   The Company anticipates that, in addition to expenditures necessary to comply with existing environmental requirements, it will incur costs in the future to comply with new requirements. The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on the financial position or operations of the Company and could require substantial additional expenditures by the Company for the installation and operation of pollution control systems and equipment. See "--Legal Proceedings."


Remediation Matters
--------------------

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

   The release or discharge of petroleum and other hazardous materials can occur at refineries, terminals and retail stores. The Company has identified a variety of potential environmental issues at its refineries, terminals and retail stores. In addition, each refinery has areas on-site that may contain hazardous waste or hazardous substance contamination and which may have to be addressed in the future at substantial cost. Many of the terminals may also require remediation due to the age of tanks and facilities and as a result of current or past activities at the terminal properties including several significant spills and past on-site waste disposal practices.


Legal And Governmental Proceedings
----------------------------------

   The Company is also the subject of various environmental-related legal proceedings. See "--Legal Proceedings."


EMPLOYEES

   Currently the Company employs approximately 6,700 people, approximately 18% of who were covered by collective bargaining agreements at the Blue Island, Hartford, Lima and Port Arthur refineries. The Port Arthur refinery contract expires in January 2002, the Hartford refinery contract expires in February 2002 and the Blue Island and Lima refinery contracts expire in August 2002. In addition, the Company has union contracts for certain employees at its Hammond, Indiana, and St. Louis, Missouri, terminals. Relationships with the unions have been good and the Company has never experienced a work stoppage as a result of labor disagreements.

ITEM 3.  LEGAL PROCEEDINGS

   As a result of its activities, the Company is the subject of a number of legal and administrative proceedings relating to environmental matters. The Company is required by the Commission to disclose all matters that could be material or that involve a governmental authority and could reasonably involve monetary sanctions of $100,000 or greater.

   Hartford Federal Enforcement. In February 1999, the Company was served with a complaint in the matter, United States v. Clark Refining & Marketing, Inc., alleging violations of the Clean Air Act, and regulations promulgated thereunder, in the operation and permitting of the Hartford refinery fluid catalytic cracking unit. No estimate can be made at this time of the Company's potential liability, if any, as a result of this matter.

   Hartford State Enforcement. In 1996, the matter People of the State of Illinois v. Clark Refining & Marketing, Inc. PCB No. 95-163 was substantially settled by the parties. Remaining issues are being discussed and resolution is anticipated. No estimate of any liability with respect to this remaining element of the complaint can be made at this time.

   Blue Island Federal Enforcement. The Blue Island refinery is the subject of federal investigations concerning potential violations of certain environmental laws and regulations. In March 1997, the EPA initiated a multimedia investigation at the Blue Island refinery. The investigation included an on-site visit, requests for information and meetings. In March 1997, the Company received a Grand Jury subpoena requesting certain documents relating to wastewater discharges. In September 1998, the Company was served with a complaint in the matter, United States v. Clark Refining & Marketing, Inc., alleging that the Company has operated the refinery in violation of certain federal laws relating to air pollution, water pollution and solid waste management. The Company filed an answer denying the material allegations of the lawsuit. No estimate can be made of the Company's potential liability, if any, as a result of these matters.

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

   Port Arthur and Lima Refineries. The original refineries on the sites of the Port Arthur and Lima refineries began operating in the late 1800s and early 1900s prior to modern environmental laws and methods of operation. While the Company believes as a result there is extensive contamination at these site, the Company is unable to estimate the cost of remediating such contamination. Under the purchase agreement between the Company and Chevron related to the Port Arthur refinery, Chevron will be obligated to perform the required remediation of more than 97% of pre-closing contamination. The

Company estimates its obligation at approximately $8 million. Under the purchase agreement between the Company and BP, BP indemnified the Company for all environmental and other liabilities and obligations arising from the ownership and operation of the Lima refinery prior to closing, subject to the terms and limitations in the purchase agreement. As a result of these acquisitions, the Company may become jointly and severally liable under CERCLA for the costs of investigation and remediation at these sites. In the event that Chevron or BP is unable (as a result of bankruptcy or otherwise) or unwilling to perform the required remediation at these sites, the Company may be required to do so. The cost of any such remediation could be substantial and could be beyond the Company's financial ability. In June 1997, the Company, Chevron and the State of Texas entered into an Agreed Order that substantially confirmed the relative obligations of the Company and Chevron.

   As of December 31, 1998, the Company had accrued a total of $28.8 million for legal and environmental-related obligations that may result from the matters noted above, other legal and environmental matters and obligations associated with certain retail sites. While it is not possible at this time to estimate the ultimate amount of liability with respect to the legal proceedings described above, the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on its financial position. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

   In addition to the specific matters discussed above, the Company has also been named in various other suits and claims. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these other legal proceedings, the Company believes the outcome of these other suits and claims will not have a material adverse effect on the Company's financial position, operating results or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   Inapplicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

   Inapplicable

ITEM 6.  SELECTED FINANCIAL DATA

   The selected consolidated financial data set forth below for the Company as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of December 31, 1994, 1995 and 1996 and for each of the two years in the period ended December 31, 1995 are derived from audited financial statements not included herein. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------------
                                                                   1994        1995        1996        1997        1998
                                                                ----------  ----------  ----------  ----------  ----------
                                                                               (IN MILLIONS, EXCEPT RATIOS AND OPERATING DATA)
STATEMENT OF EARNINGS DATA:
 Net sales and operating revenues............................   $ 2,440.0   $ 4,486.1   $ 5,072.7   $ 4,335.7   $ 4,041.2
 Cost of sales...............................................    (2,092.5)   (4,018.3)   (4,560.0)   (3,705.7)   (3,389.7)

 Operating expenses(a).......................................      (220.1)     (373.5)     (418.9)     (432.3)     (469.0)

 General and administrative expenses(a)......................       (51.2)      (52.1)      (59.1)      (65.5)      (72.4)

 Depreciation and amortization(b)............................       (37.3)      (43.5)      (48.4)      (61.2)      (68.1)

 Inventory recovery of (write-down) to market value..........        26.5          --          --       (19.2)      (87.1)

 Recapitalization, asset writeoffs and other charges.........          --          --          --       (49.0)        2.2
 Gain on sale of pipeline interests..........................          --          --          --          --        69.3
                                                                ---------   ---------   ---------   ---------   ---------
 Operating income (loss).....................................   $    65.4   $    (1.3)  $   (13.7)  $     2.8   $    26.4
 Interest and financing costs, net(c)........................       (37.6)      (39.9)      (38.7)      (39.8)      (51.0)
                                                                ---------   ---------   ---------   ---------   ---------
 Earnings (loss) from continuing operations before taxes,
  extraordinary items and cumulative effect of change in
  accounting principles......................................   $    27.8   $   (41.2)  $   (52.4)  $   (37.0)  $   (24.6)
 Income tax (provision) benefit..............................        (9.7)       15.7        13.9       (10.5)       (3.7)
                                                                ---------   ---------   ---------   ---------   ---------
 Earnings (loss) from continuing operations before
  extraordinary items and cumulative effect of change
  in accounting  principles..................................   $    18.1   $   (25.5)  $   (38.5)  $   (47.5)  $   (20.9)
                                                                =========   =========   =========   =========   =========
BALANCE SHEET DATA:
 Cash, cash equivalents and short-term investments...........   $   134.1   $   106.6   $   334.3   $   244.6   $   153.3
 Total assets................................................       859.5     1,188.3     1,393.3     1,260.9     1,505.7
 Long-term debt..............................................       400.7       420.4       417.6       587.4       805.6
 Stockholder's equity........................................       162.9       304.1       534.1       260.9       225.0
SELECTED FINANCIAL DATA:
 Cash flows from operating activities........................   $    53.7   $   (85.6)  $    16.9   $    94.9   $   (45.0)

 Cash flows from investing activities........................       (21.2)     (134.1)      212.0      (123.6)     (229.9)

 Cash flows from financing activities........................        (5.4)      174.7        30.0       (61.0)      194.0
 Expenditures for turnaround.................................        11.2         6.5        13.9        47.4        28.3
 Expenditures for property, plant and equipment..............       100.3        42.1        45.0        81.7       130.1
 Refinery acquisition expenditures...........................        13.5        71.8          --          --       175.0

OPERATING DATA:
Refining Division:
 Port Arthur Refinery (acquired February 27, 1995)
  Production (m bbls/day)....................................          --       207.7       210.8       213.5       223.9
  Gross margin (per bbl)(a)..................................          --   $    2.28   $    2.78   $    3.84   $    3.48
  Operating expenses(mm)(a)..................................          --       121.6       164.7       170.7       172.7
 Midwest & Other Refining
  Production (m bbls/day)....................................       140.3       136.5       134.2       135.8       181.1
  Gross margin (per bbl)(a)..................................   $    3.35   $    2.51   $    2.56   $    3.79   $    2.95
  Operating expenses (mm)(a).................................       115.0       130.2       126.6       123.2       168.8
 Refining Operating Contribution (mm)........................        38.8        (2.3)       25.6       167.9       108.9
Retail Division(a):
 Number of core market stores (average)(d)...................         553         595         620         666         672
 Gasoline volume (mm gals)...................................       763.3       838.1       858.7       912.4       902.6
 Gasoline volume (m gals per month per store ("pmps")).......       115.0       117.4       115.4       115.8       113.5
 Gasoline gross margin (cents/gal)...........................        11.3*       11.9*       10.6*       10.5*       12.0*
 Convenience product sales (mm)..............................   $   158.0   $   189.9   $   201.8   $   244.3   $   274.6
 Convenience product sales (m pmps)..........................        23.8        26.6        27.1        30.6        34.1
 Convenience product gross margin and other income (mm)......        39.8        46.5        52.2        64.6        72.3
 Convenience product gross margin (m pmps)...................         6.0         6.5         7.0         8.1         9.0
 Operating expenses (mm)(a)..................................        70.6        90.3       101.8       118.4       120.6
 Core market store contribution (mm).........................        35.3        38.3        20.5        19.8        37.5
 Non-core stores, bus. development & other (mm)..............         9.1         6.9         4.7         3.1          --
 Retail Operating Contribution (mm)..........................        44.4        45.2        25.2        22.9        37.5

*  cents

(a) Certain reclassifications have been made to prior periods to conform to current period presentation.
(b)  Amortization includes amortization of turnaround costs.
(c) Interest and financing costs, net, included amortization of debt issuance costs of $1.2 million, $5.2 million, $6.5 million, $7.0 million and $2.2 million for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively. Interest and financing costs, net, also included interest on all indebtedness, net of capitalized interest and interest income.
(d) Ten stores included in 1997 and 1998 operated exclusively as convenience stores and did not sell fuel.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

   The following tables provide supplementary data in a format that is not intended to represent an income statement presented in accordance with generally accepted accounting principles. Certain reclassifications have also been made to prior periods to conform to current period presentation. The Company considers certain items in each of the periods discussed to be special items. These items are discussed separately.


1998 compared with 1997 and 1996:
----------------------------------

FINANCIAL RESULTS:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                             1996        1997         1998
                                                             ----        ----         ----
                                                                    (IN MILLIONS)
OPERATING INCOME:
Refining contribution to operating income...............    $ 25.6      $167.9       $108.9
Retail contribution to operating income.................      25.2        22.9         37.5
Corporate general and administrative expenses...........     (14.6)      (17.4)       (20.5)
                                                            ------      ------       ------
  Operating Contribution................................    $ 36.2      $173.4       $125.9
Inventory timing adjustments loss (a)...................      (1.5)      (41.2)       (15.8)
Inventory write-down to market..........................        --       (19.2)       (87.1)
Recapitalization, asset write-offs and other costs......        --       (49.0)         2.2
Gain on sale of minority pipeline interests.............        --          --         69.3
Depreciation and amortization...........................     (48.4)      (61.2)       (68.1)
                                                            ------      ------       ------
  Operating income (loss)...............................    $(13.7)     $  2.8       $ 26.4
                                                            ======      ======       ======

(a) Includes adjustments to inventory costs caused by timing differences between when crude oil is actually purchased and refined products are actually sold, and a daily "market in, market out" operations measurement methodology for the refining division.

     The Company recorded an Operating Contribution (earnings before interest, taxes, depreciation, amortization, inventory-related items, the gain on the sale of minority pipeline interests and recapitalization, asset write-offs and other costs) of $125.9 million in 1998, which was less than the $173.4 million Operating Contribution achieved in 1997, but improved over $36.2 million in 1996. Operating Contribution was reduced principally due to results from the refining division where margins for refined products were lower in 1998 than 1997 or 1996 due to excess industry inventories. Inventories increased as a result of a warmer than normal 1997-1998 winter heating oil season, high refinery utilization rates and the impact on world demand from the Asian economic slowdown. In 1997, Operating Contribution improved over 1996 due to improved refining industry conditions and strong operations. Net income in 1997 and 1998 was materially reduced by several significant items the Company considers special. As a result, the Company reported net losses of $20.9 million in 1998, $58.2 million in 1997 and $38.5 million in 1996. Net sales and operating revenues and cost of goods sold were higher in 1996 than 1997 or 1998 principally because of higher hydrocarbon prices in that period.

   Special items totaled $31.4 million in 1998 and $120.1 million in 1997, of which $109.4 million reduced operating income and $10.7 million was recorded as an extraordinary item for early retirement of debt. See Note 9 "Long Term Debt" and Note 14 "Equity Recapitalization and Change in Control" to the Consolidated Financial Statements. These special items consisted of the following:

   Inventory Timing Adjustments. Inventory timing adjustment losses of $15.8 million in 1998 and $41.2 million in 1997 were principally due to the timing impact on crude oil purchases, and refined product sale commitments of an over $5 per barrel decrease in crude oil prices in 1998 and $8 per barrel decrease in 1997. Petroleum prices fell over the past two years as world energy markets became oversupplied principally as a result of an increase in OPEC production and reduced demand resulting from the Asian economic slowdown and the warm 1997-1998 winter. Gains in 1996 resulting from rising crude oil prices were offset by the volatility of the crude oil market principally related to the uncertainty associated with Iraq's pending reentry into the world markets. These gains and losses resulted from the fact that feedstock acquisition costs are fixed on average two to three weeks prior to the manufacture and sale of the finished products. The Company does not currently hedge this price risk because of the cost of entering into appropriate hedge-related derivatives and the long-term nature of such risk.

   Inventory Write-downs to Market. Also as a result of decreasing petroleum prices, the Company was required to record non-cash accounting charges of $87.1 million in 1998 and $19.2 million in 1997 to reflect the decline in the value of petroleum inventories below carrying value.

   Recapitalization, asset write-offs and other costs. Recapitalization, asset write-offs and other costs totaled a gain of $2.2 million in 1998 and a charge of $49.0 million in 1997. In 1997 this item included a non-cash charge of $21.8 million principally to write down the value of an idled refining capital project that was being dismantled for more productive use. A non-cash charge of $16.5 million was also recorded in 1997 due to a change in strategic direction principally for certain legal, environmental and other accruals related to existing actions. In addition, the Company incurred costs of $10.7 million in connection with affiliates of Blackstone acquiring an indirect controlling interest in the Company.

   Gain on sale of minority pipeline interests. In 1997, the Company determined that its minority interests in the Southcap and Chicap crude oil pipelines, and the Wolverine and West Shore product pipelines, were not strategic since the Company's shipping rights are assured due to the pipelines' operation as common carrier pipelines and the Company's historical throughput on these pipelines. In 1998, the Company sold its interests in these pipelines for net proceeds of $76.4 million which resulted in a before and after-tax book gain of approximately $69.3 million. These pipelines contributed earnings of approximately $5.3 million in 1998, $8.2 million in 1997 and $9.0 million in 1996 and were recorded as a component of refinery gross margin for the Midwest refineries.

Refining

OPERATING STATISTICS:                                              YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                            1996            1997             1998
                                                            ----            ----             ----
                                                              (IN MILLIONS, EXCEPT OPERATING DATA)
Port Arthur Refinery
Crude oil throughput (m bpd).........................        199.8           206.6            219.3
Production (m bpd)...................................        210.8           213.5            223.9
Gross margin (per barrel of production)..............      $  2.78         $  3.84          $  3.48
Operating expenses...................................       (164.7)         (170.7)          (172.7)
   Net margin........................................         49.7           128.6            112.1
Midwest Refineries (Lima acquired August 1998)
Crude oil throughput (m bpd).........................        132.7           128.5            181.6
Production (m bpd)...................................        134.2           135.8            181.1
Gross margin (per barrel of production)..............      $  2.56         $  3.79          $  2.95
Operating expenses...................................       (126.6)         (123.2)          (168.8)
   Net margin........................................         (0.9)           64.9             26.3
Divisional general and administrative expenses.......        (23.2)          (25.6)           (29.5)
                                                           -------         -------          -------
   Refining contribution to operating income.........      $  25.6         $ 167.9          $ 108.9
                                                           =======         =======          =======

   Refining division contribution to operating income of $108.9 million in 1998 was below the record contribution of $167.9 million in 1997, but much higher than 1996 contribution ($25.6 million). The principal reason for the decrease in 1998 was reduced margins on refined products as indicated by a 26% decrease in the Gulf Coast refining margin indicator (3/2/1 crack spread) and an 18% decrease in the Chicago refining margin indicator. Refining margins for the Hartford refinery were further reduced by a decrease in discounts for heavy sour Canadian crude oil as a result of low absolute crude oil prices which caused the lower-valued oil to be unavailable.

   Contribution increased in 1997 due to improved yields and throughput and wider crude oil quality differentials. Crude oil quality differential market indicators for light sour crude oil improved from $1.24 per barrel in 1996 to $1.71 per barrel in 1997 and $1.56 per barrel in 1998. Market indicators for benchmark heavy sour crude oil discounts improved from $4.78 per barrel in 1996 to $5.63 per barrel in 1997 and $5.68 in 1998. The Company believes crude oil quality differential indicators improved primarily due to increased production of heavy and sour crude oil, increased availability of Canadian light and heavy sour crude oil from the Express and Interprovincial pipelines, higher levels of industry refinery maintenance turnarounds and milder winter weather in the first quarter of 1997 and 1998. Hartford refinery results in 1997 particularly benefited from improved access to lower-cost Canadian heavy crude oil.
Discounts for heavy sour crude oil narrowed throughout 1998 and averaged $4.90 per barrel in the fourth quarter.

   Major scheduled maintenance turnarounds at the Blue Island refinery (1998), the Port Arthur refinery (1997), and the Hartford refinery (1997 and 1996) resulted in an opportunity cost from lost production of $17.1 million in 1998, $19.3 million in 1997 and $7.2 million in 1996. Unscheduled downtime at the Blue Island refinery in 1996 reduced gross margins by an estimated $3.1 million.

   Port Arthur refinery throughput rates increased in both 1997 and 1998 over the previous year. Results in 1997 were buoyed by the operational benefits realized from a first quarter maintenance turnaround and in 1998 due to less scheduled downtime. The Port Arthur refinery achieved record annual throughput rates on all major units, including the crude, FCC and coker units in 1998. Production increased in the Midwest refineries due to the acquisition in August 1998 of the Lima refinery which averaged 131,800 bpd during the nearly five months it was owned by the Company. Record rates were achieved in 1998 at the Hartford refinery on most major units, including the crude, FCC and coker units.

   Operating expenses increased from 1996 through 1998 at the Port Arthur refinery principally due to higher throughput rates and incentive compensation. Operating expenses for the Midwest refineries continued to benefit from cost containment programs with the increase in 1998 primarily attributable to the acquisition of the Lima refinery. Divisional general and administrative expenses increased in 1997 principally because of higher incentive pay in 1997 due to a stronger Operating Contribution, and in 1998 due to the addition of the Lima refinery and increased employee placement costs.

Retail

OPERATING STATISTICS:                                           YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                         1996            1997            1998
                                                         ---             ----            ----
                                                         (IN MILLIONS, EXCEPT OPERATING DATA)
Core Market Stores
Gasoline volume (mm gals)..........................      858.7           912.4           902.6
Gasoline gross margin (cents/gal)..................       10.6 cents      10.5 cents      12.0 cents
Gasoline gross margin..............................    $  91.4         $  96.1         $ 108.2
Convenience product sales..........................      201.8           244.3           274.6
Convenience product margin and other income........       52.2            64.6            72.3
Operating expenses.................................     (101.8)         (118.4)         (120.6)
Divisional general and administrative expenses.....      (21.3)          (22.5)          (22.4)
                                                       -------         -------         -------
   Core market store contribution..................    $  20.5         $  19.8         $  37.5
Non-core stores and other..........................        4.7             3.1              --
                                                       -------         -------         -------
   Retail contribution to operating income.........    $  25.2         $  22.9         $  37.5
                                                       =======         =======         =======

Core Market Stores--Per Month Per Store
 Company operated stores (average)(a)..............        620             666             672
 Gasoline volume (m gals)..........................      115.4           115.8           113.5
 Convenience product sales (thousands).............    $  27.1         $  30.6         $  34.1
 Convenience product gross margin (thousands)......        7.0             8.1             9.0

(a) Ten stores included in 1997 and 1998 operated as convenience stores only.

   Retail division contribution to operating income of $37.5 million in 1998 exceeded the $22.9 million recorded in 1997 and $25.2 million recorded in 1996. Retail fuel margins improved in 1998 over the previous two years as margins benefited from declining wholesale costs. Contribution from convenience product sales has also improved over the last three years due to the addition of larger stores, improved promotions and an improved mix of higher margin non-tobacco convenience products. Operating and general and administrative expenses have increased over the last three years principally because of lease expenses and higher operating costs for larger stores acquired during this period and the expansion of the Company's branded credit card program.

   In 1998 the Company acquired eight stores in core markets and over the past three years, 130 stores have been acquired in core markets. Consistent with the strategy to focus Company-operated locations on core markets, the Company completed the divestment of 233 stores in non-core markets in 1997 and 1998 with most of these franchised under the Company's branded jobber program.

   In February 1999, the Company announced that it would solicit buyers for its marketing operation. The assets offered include all company-operated retail stores, the Clark trade name, certain wholesale sales activities and certain distribution terminals. This action was taken to allow the Company to focus its financial resources and management attention on the continued improvement and expansion of its refining business that it believes will generate higher future returns.

Other Financial Matters

   Corporate general and administrative expenses increased in 1998 over 1997 principally because of an increase in information services costs related to year 2000 remediation and upgrades and increased consulting services. Expenses increased in 1997 over 1996 principally because of higher incentive compensation resulting from the Company's stronger Operating Contribution in that year.

   Depreciation and amortization expenses increased in each of the past three years principally because of amortization of the Port Arthur refinery maintenance turnaround performed in the first quarter of 1997, the acquisition of the Lima refinery in 1998 and higher capital expenditures.

   Interest and finance costs, net increased in 1997 and 1998 over 1996 principally because of incremental debt added by the Company associated with the acquisition of the Lima refinery in August 1998 and as part of the financial restructuring of the Company and Clark USA in late 1997. This additional debt more than offset the benefit of reduced borrowing rates and reduced financing cost amortization resulting from the Company's and Clark USA's financing activities in late 1997. The Company issued $110 million of 8 5/8% Senior Notes, due 2008 and expanded a $115 million floating rate term loan to finance the Lima refinery acquisition. In late 1997, the Company redeemed its 10 1/2% Senior Notes, due 2001 ("10 1/2% Senior Notes") and returned capital of $215 million to Clark USA so that Clark USA could repurchase substantially all of its Senior Secured Zero Coupon Notes, due 2000 ("Zero Coupon Notes"). The Company issued $100 million 8 3/8% Senior Notes due 2007 ("8 3/8% Senior Notes") and $175 million 8 7/8% Senior Subordinated Notes due 2007 ("8 7/8% Senior Subordinated Notes") and entered into a $125 million floating rate term loan due 2004 ("Floating Rate Loan"). The Company also entered into an amended and restated working capital facility. See Note 8 "Working Capital Facility" and Note 14 "Equity Recapitalization and Change in Control" to the Consolidated Financial Statements.

Year 2000 Readiness Disclosure

   The Company is faced with the year 2000 issue as a result of its use of computer systems that were programmed to identify calendar dates with only the last two digits of the year. As a result, such programs are unable to distinguish between the year 1900 and 2000, potentially resulting in malfunctions, miscalculations or failures of such programs. In addition to its potential effect on computer systems, the century date change may also result in malfunctions or failures of non-IT equipment which contain embedded systems with date sensitive functions.

   The Company began significant efforts to address its exposures related to the year 2000 issue in 1997. A project team was put in place to assess, remediate or replace, test and implement computer systems and applications so that such systems and related processes will continue to operate and properly process information after December 31, 1999.

   Many applications and embedded systems have already been replaced or modified. The Company has committed the financial and human resources expected to be required to replace or modify the remaining applications and embedded systems. The Company has expended $2.3 million through December 31, 1998 and estimates the total cost of program conversions or replacements to be approximately $5 million to $8 million, and estimates substantial completion by June 30, 1999. Such costs will be expensed as incurred and funded from operations. The Company will also develop contingency plans for these systems as well as the business processes and operations that they support. Such plans will be drafted during second quarter 1999 and are expected to be completed by June 30, 1999. The Company reviews the progress of its year 2000 program weekly and if it is determined that any item is falling behind schedule the Company has, or will, identify an alternative remediation or replacement approach.

   In addition, the Company is communicating, and evaluating the systems of its customers, suppliers, financial institutions and others with which it does business to identify any year 2000 issues. Presently, the Company does not anticipate that the year 2000 problem will have a material adverse effect on the operations or financial performance of the Company.

   The estimated completion dates and costs of compliance noted above are the current best estimates of the Company and are believed to be reasonably accurate. In the event unanticipated problems are encountered which cause the compliance plan to fall behind schedule, the Company may devote additional resources to completing the plan and additional costs may be incurred.

   If the Company were not able to satisfactorily complete the year 2000 program, potential consequences could include among other things, unit downtime or damage to the Company's refineries, delays in transporting refinery feedstocks and refined products, impairment of relationships with significant customers or suppliers, loss of accounting data or delays in processing such data and loss of or delays in communications both internal and external. The occurrence of any or all of these above events could result in a material adverse effect on the Company's operational or financial results. The contingency plans described above are intended to mitigate these potential events if they were to occur.

   Although the Company currently believes that it will satisfactorily complete the year 2000 program as described above, prior to January 1, 2000, there can be no assurance that the program will be completed by such time or that the year 2000 problem will not adversely affect the Company and its business. Likewise, there can be no assurance that the Company's customers, suppliers, financial institutions and others will be successful in their efforts to be year 2000 compliant which could also adversely affect the Company.

Accounting Standard Not Yet Adopted

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

Outlook

   Since most of the Company's products are commodities, supply and demand for crude oil and refined products have a significant impact on the Company's results. Demand for fuel products has grown by an average of 2% per year since 1992, primarily as a result of increased miles driven and little improvement in the fuel efficiency of the U.S. automobile fleet. The Company believes that capital spending in the refining sector is highly correlated to refining industry profitability. As a result of the high capital spending levels of the early 1990s, the industry's ability to produce refined products exceeded demand in recent years. Since then, industry refinery capital spending has declined. The Company expects that there will continue to be volatility in refining margins and the Company's earnings because of the seasonal nature of refined product demand and the commodity nature of the Company's refined products. Industry margins in early 1999 remained below historical averages as the third consecutive warm winter limited demand and resulted in excess refined product inventories.


LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL POSITION:                                YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                            1996            1997             1998
                                            ----            ----             ----
                                                       (IN MILLIONS)
Cash and short-term investments........    $334.3          $244.6           $153.3
Working capital........................     399.5           263.7            196.2
Property, plant and equipment..........     555.7           575.6            814.9
Long-term debt.........................     417.6           587.4            805.6
Stockholder's equity...................     534.1           260.9            225.0
Operating Cash Flow....................      (4.6)           72.6             58.9

   Net cash provided by operating activities, excluding working capital changes ("Operating Cash Flow"), for the year ended December 31, 1998 was $58.9 million compared to $72.6 million in 1997 and cash flow used of $4.6 million in 1996. Operating Cash Flow decreased in 1998 compared to 1997 due to weaker refining market conditions, while 1997 was improved over 1996 because of a stronger refining margin environment and improved refining productivity in that period. Working capital as of December 31, 1998 was $196.2 million, a 1.47 to 1 current ratio, versus $263.7 million, a 1.74 to 1 current ratio, at December 31, 1997 and $399.5 million, a 2.00 to 1 current ratio, as of December 31, 1996. Working capital decreased in 1998 compared to 1997 principally due to lower hydrocarbon prices and increased capital spending. Working capital also decreased during 1997 because of lower inventory carrying values in addition to the acquisition of 48 retail stores in Michigan and the capital cost of the Port Arthur and Hartford refinery maintenance turnarounds.

   As part of its overall inventory management and crude acquisition strategies, the Company routinely buys and sells, in varying degrees, crude oil in the spot market. Such ongoing activities carry various payment terms and require the Company to maintain adequate liquidity and working capital facilities. The Company's short-term working capital requirements fluctuate with the pricing and sourcing of crude oil. Historically, the Company's internally generated cash flows have been sufficient to meet its needs. The Credit Agreement is used for the issuance of letters of credit primarily for the purchase of crude oil and other feedstocks and refined products.

   In September 1997, the Company entered into a credit agreement that provides for borrowings and the issuance of letters of credit. The credit agreement was amended in August 1998 to increase the facility to the lesser of $700 million, or the amount of a borrowing base calculated with respect to the Company's cash and cash equivalents, eligible investments, eligible receivables and eligible petroleum inventories. Direct borrowings under the facility are limited to $150 million. The facility is secured by liens on substantially all of the Company's cash and cash equivalents, receivables, crude oil, refined product inventories and other inventories and trademarks and other intellectual property. The amount available under the borrowing base associated with such facility at December 31, 1998 was $457 million and approximately $245 million of the facility was utilized for letters of credit. As of December 31, 1998, there were no direct borrowings under the credit agreement and the Company was in compliance with all covenants.

   The credit agreement contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments, contingent obligations and capital expenditures. It also requires the Company to maintain its property and insurance, to pay all taxes and comply with all laws, and to provide periodic information and conduct periodic audits on behalf of the lenders. The Company is also required to comply with certain financial covenants. The financial covenants are (i) maintenance of working capital of at least $150 million; (ii) maintenance of a tangible net worth (as defined) of at least $280 million (subject to adjustment); and (iii) maintenance of minimum levels of balance sheet cash (as defined) of $50 million. The covenants also provide for a cumulative cash flow test (as defined) from March 31, 1997, which must be greater than zero. The credit agreement also limits the amount of future additional indebtedness that may be incurred by the Company to $75 million, subject to certain exceptions.

   In August 1998, the Company acquired BP's 170,000 barrel per day Lima, Ohio refinery, related terminal facilities, and non-hydrocarbon inventories for a purchase price of approximately $175.0 million plus related acquisition costs of $11.3 million. Hydrocarbon inventories were purchased for $34.9 million. The Company assumed liabilities mainly related to employee benefits of $7.0 million. BP retained permanent responsibility for all known pre-existing environmental liabilities and responsibility for a minimum of twelve years for pre-existing but unknown environmental liabilities. The total cost of the acquisition was accounted for using the purchase method of accounting with $175.0 million allocated to the refinery long-term assets and $53.2 million allocated to current assets for hydrocarbon and non-hydrocarbon inventories and catalysts. From 1991 to 1997 the Company believes BP invested an aggregate of approximately $212 million in the Lima refinery. Based on the Company's due diligence, it expects mandatory capital expenditures for the Lima refinery to average approximately $20 million per year for the period from 1999 to 2002 and maintenance turnaround expenditures to cost approximately $30 million once every five years. The Lima refinery is scheduled to have the first such major maintenance turnaround in 1999. The Company expects cash flows from the Lima refinery to be more than adequate to cover incremental financing and mandatory capital and turnaround costs.

   In 1998, the Company sold its minority interests in West Shore Pipeline Company, Wolverine Pipeline Company, Chicap Pipeline Company and Southcap Pipeline Company after determining they were not strategic. The Company's shipping rights are assured due to the pipelines' operation as common carrier pipelines and the Company's historical throughput on such pipelines. The sale of the interests in these pipelines generated net proceeds of $76.4 million. These pipelines contributed earnings of approximately $5.3 million for the year ended December 31, 1998, $8.2 million in 1997 and $9.0 million in 1996.

   Cash flows used in investing activities (excluding short-term investment activities which the Company manages similar to cash and cash equivalents) in 1998 were $229.9 million compared to $123.6 million in 1997 and cash flow generated from investing activities of $212.0 million in 1996. Net cash flows used in investing activities in 1998 were higher than 1997 principally due to the Lima Acquisition, which was partially offset by proceeds from the sale of the minority pipeline interests and certain non-core retail stores. Two major refinery maintenance turnarounds and a large retail store acquisition increased cash flows used in investing activities in 1997 over 1996. Cash flow was generated in 1996 from the sale of an advance crude oil purchase receivable.

   Capital expenditures for property, plant and equipment totaled $130.1 million in 1998 (1997--$81.7 million; 1996--$45.0 million) and expenditures for refinery maintenance turnarounds totaled $28.3 million in 1998 (1997--$47.4 million; 1996--$13.9 million). Refining division capital expenditures for property, plant and equipment were $96.5 million in 1998 (1997--$32.0 million, 1996--$19.4 million). Approximately 36% of expenditures in 1998 were non-discretionary with discretionary expenditures principally for the Port Arthur refinery heavy oil upgrade project ($41.5 million), expansion of the Blue

Island refinery's vacuum tower ($6.7 million) and the expansion of coker capacity at the Hartford refinery ($3.6 million). Approximately 50% of 1997 and 1996 expenditures were non-discretionary with discretionary capital expenditures in 1997 for a project to increase the ability of the Hartford refinery to process heavy, sour Canadian crude oil ($2.3 million) and debottlenecking improvements to the Port Arthur refinery's FCC unit ($8.0 million). Retail capital expenditures in 1998 totaled $28.7 million (1997--$45.7 million; 1996-- $24.6 million). Approximately 57% of expenditures in 1998 were non-discretionary and focused on underground storage tank work with discretionary expenditures principally for car washes and various store upgrades. Retail capital expenditures increased in 1997 due to the acquisition and subsequent image conversion of 48 retail stores in Michigan ($21 million). Approximately one-half of 1996 expenditures were for regulatory compliance, principally underground storage tank-related work and vapor recovery.

  The Company classifies its capital expenditures into two categories, non-discretionary and discretionary. Non-discretionary capital expenditures are required to maintain safe and reliable operations, and non-discretionary environmental expenditures are required to comply with regulations pertaining to ground, water and air contamination and occupational, safety and health issues. The Company estimates that total non-discretionary capital and turnaround expenditures will average approximately $90 million per year in the refining division over the next three years. Costs to comply with future regulations cannot be estimated.

  In March 1998, the Company entered into a long-term crude oil supply agreement with PMI, an affiliate of Petroleos Mexicanos, the Mexican state oil company, which provides the Company with the foundation necessary to continue developing a project to upgrade the Port Arthur refinery to process primarily lower-cost, heavy sour crude oil. The project is expected to cost $600-$700 million and include the construction of additional coking and hydrocracking capability, and the expansion of crude unit capacity to approximately 250,000 barrels per day. Although the Company, Clark USA and its shareholders are currently evaluating alternatives for financing the project, it is expected that the financing will be on a non-recourse basis to the Company. The oil supply agreement with PMI and the construction work-in-progress are expected to be transferred for value to a non-recourse entity that will likely be an affiliate of, but not be controlled by, the Company and its subsidiaries. The Company expects to enter into agreements with its affiliate pursuant to which the Company would provide certain operating, maintenance and other services and would purchase the output from the new coking and hydrocracking equipment for further processing into finished products. The Company expects to receive compensation under these agreements at fair market value that is expected to be favorable to the Company.

  In the event the project financing cannot be completed on a non-recourse basis to the Company as contemplated, the restrictions in the Company's existing debt instruments would likely prohibit the Company and its subsidiaries from raising the financing themselves and thus completing the project. Notwithstanding the foregoing, however, the Company has begun entering into purchase orders, some of which contain cancellation penalties and provisions, for material, equipment and services related to this project. As of December 31, 1998, non-cancelable amounts of approximately $80 million had accumulated under these purchase orders. Additional purchase orders and commitments have been made and are expected to continue to be made during 1999. If the project were cancelled, the Company would be required to pay a termination fee of approximately $200,000 per month to PMI from September 1, 1998 to the cancellation date. In addition, the Company would be subject to payment of the non-cancelable commitments and required to record a charge to earnings for all expenditures to date. Although the financing is expected to be completed in the first half of 1999, there can be no assurance that the financing for the project will be successful or that the project can be completed as contemplated.

  The Company has a philosophy to link routine capital expenditures to cash generated from operations. The Company has a total capital and refinery maintenance turnaround expenditure budget, excluding the Port Arthur refinery upgrade project, of approximately $130 million for 1999. Total capital expenditures may be under budget if cash flow is less than expected, and higher than budget if cash flow is better than expected.

   Cash flow provided by financing activities in 1998 was $194.0 million and was principally related to the acquisition of the Lima refinery. The Company funded the acquisition of the Lima refinery and related costs with cash on hand and the proceeds of a private placement to institutional investors of $110 million 8 5/8% Senior Notes due 2008 and a $115 million floating rate term loan due 2004. In November 1997, the Company returned capital of $215 million to Clark USA so that it could repurchase for $206.6 million, $259.2 million (value at maturity) of Zero Coupon Notes tendered pursuant to a tender offer. Subsequently in 1997, the Company received net proceeds of approximately $390 million from the issuance of the 8 3/8% Senior Notes, the 8 7/8% Senior Subordinated Notes and a floating rate term loan. On December 24, 1997, Clark R&M redeemed all $225 million of the 10 1/2% Senior Notes outstanding at a price of $1,032.96 for each $1,000.00 principal amount of the notes. In early 1998, Clark USA called the remaining Zero Coupon Notes outstanding ($3.6 million) and the Company repurchased some of its 9 1/2% Senior Notes tendered under its required change of control offer ($3.3 million).

   On November 3, 1997, Blackstone acquired the 13.5 million shares of Common Stock of Clark USA previously held by TrizecHahn and certain of its subsidiaries. As a result, Blackstone obtained an indirect controlling interest in the Company. Clark R&M's credit facility was amended to permit the acquisition by Blackstone of Clark USA's Common Stock.

   Funds generated from operating activities together with existing cash, cash equivalents and short-term investments, are expected to be adequate to fund existing requirements for working capital and capital expenditure programs, excluding the Port Arthur refinery upgrade project, for the next year. Due to the commodity nature of its products, the Company's operating results are subject to rapid and wide fluctuations. While the Company believes that its maintenance of large cash, cash equivalents and short-term investment balances and its operating philosophies will be sufficient to provide the Company with adequate liquidity through the next year, there can be no assurance that market conditions will not be worse than anticipated. Future working capital, discretionary capital expenditures, environmentally mandated spending and acquisitions may require additional debt or equity capital.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. None of the Company's market risk sensitive instruments are held for trading.

COMMODITY RISK

   The Company's earnings, cash flow and liquidity are significantly affected by a variety of factors beyond its control, including the supply of, and demand for, commodities such as crude oil, gasoline and other refined products. The demand for these refined products depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. As a result, crude oil and refined product prices fluctuate significantly, which directly impact the Company's net sales and operating revenues and costs of goods sold.

   The movement in petroleum prices does not necessarily have a direct long-term relationship to net earnings. The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. The Company is required to fix the price of it crude oil purchases approximately two to three weeks prior to when the crude oil can be processed and sold. As a result, the Company is exposed to crude oil price movements during such period. In addition, the market value of the Company's petroleum inventory is currently below original cost, which has resulted in a writedown of inventory to fair market value. The Company's earnings will continue to be impacted by these writedowns, or recovery of writedowns, to market value until market prices exceed LIFO cost.

Earnings Sensitivity
--------------------

   The following table illustrates the estimated pre-tax earnings impact based on average historical operating rates, fixed price purchase commitments and inventory levels resulting from potential changes in several key refining market margin indicators and crude oil prices described below. This analysis may differ from actual results.

 .  Sweet crude oil cracking margins--the spread between gasoline and diesel fuel prices and input (e.g., a benchmark light sweet crude oil) costs
 .  Sweet/sour differentials--the spread between a benchmark light sour crude oil and a benchmark light sweet crude oil
 .  Heavy/light differentials--the spread between a benchmark light sweet crude oil and a benchmark heavy sour crude oil
 . Fixed price purchase commitments - fixed price purchase commitments for crude oil required for the two to three weeks prior to when products are refined and sold.
 .  Lower of cost or market adjustment - physical inventory subject to lower of cost or market adjustments while carrying value is below original cost
 . Retail margins--the spread between product prices at the retail level and wholesale product costs

                                               ASSUMED                         PRE-TAX EARNINGS
                                                CHANGE          BARRELS             IMPACT
                                                ------          -------             ------
                                             (PER BARREL)    (IN MILLIONS)       (IN MILLIONS)
REFINING MARGINS
  Sweet crude oil cracking margin                $0.10            200                 $20
  Sweet/sour differentials                        0.10             90                   9
  Heavy/light differentials                       0.10             30                   3
CRUDE OIL PRICES
  Fixed price purchase commitments                2.00              4                   8
  Lower of cost or market adjustment              2.00             17                  34
RETAIL MARGINS                                    0.42             24                  10

   The Company utilizes limited risk management tools to mitigate risk associated with fluctuations in petroleum prices on its normal operating petroleum inventories. The Company believes this policy is appropriate since inventories are required to operate the business and are expected to be owned for an extended period of time. The Company believes the cost of using such tools to manage short-term fluctuations outweigh the benefits.

   The Company occasionally uses several strategies to minimize the impact on profitability of volatility in feedstock costs and refined product prices.
These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of six months or less. In addition, the Company to a lesser extent uses energy swap agreements similar to those traded on the exchanges, such as crack spreads and crude oil options, to better match the specific price movements in the Company's markets as opposed to the delivery point of the exchange-traded contract. These strategies are designed to minimize, on a short-term basis, the Company's exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed and subject to internally established risk standards. The results of these hedging activities affect refining costs of sales and inventory costs. The Company does not engage in speculative futures or derivative transactions.

   A sensitivity analysis was prepared to estimate the Company's exposure to market risk associated with derivative commodity positions. This analysis may differ from actual results. The fair value of each derivative commodity position was based on quoted futures prices. Market risk was estimated based on a 10% change in prices. As of December 31, 1998, the Company's sensitivity to market risk associated with derivative commodity instruments was immaterial.

INTEREST RATE RISK

   The Company's principal interest rate risk is associated with its long-term debt. The Company manages this rate risk by maintaining a high percentage of its long-term debt with fixed rates. In addition, the Company has no material principal payments due prior to 2003, but as of December 31, 1998 had the flexibility to call $411.7 million of its long term debt, including all of its floating rate bank term loan. A 1% change in the fair market value of long-term debt would result in a $8.1 million change in fair value. The Company is subject to interest rate risk on this floating rate bank term loan and any direct borrowings under the Company's credit facility. As of December 31, 1998, $240.0 million of the Company's long-term debt was based on floating interest rates. There were no borrowings under the Company's credit facility.

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

NAME                               Age    Position
----                               ---    --------
William C. Rusnack.............     54    President, Chief Executive Officer and
                                          Chief Operating Officer; Director

Bradley D. Aldrich.............     45    Executive Vice President--Refining

Brandon K. Barnholt............     40    Executive Vice President--Marketing

John T. Bernbom................     54    Secretary

Maura J. Clark.................     40    Executive Vice President--Corporate
                                          Development and Chief Financial
                                          Officer

Marshall A. Cohen..............     64    Director; Chairman of the Board

Dennis R. Eichholz.............     45    Controller and Treasurer

David I. Foley.................     31    Director

Glenn H. Hutchins..............     43    Director

David A. Stockman..............     52    Director

   The board of directors of the Company currently consists of five directors who serve until the next annual meeting of stockholders or until a successor is duly elected. With the exception of Mr. Cohen, directors do not receive any compensation for their services as such. In 1999, Mr. Cohen received a total of 65,656 shares of common stock of Clark USA and options to purchase up to 50,505 shares of common stock of Clark USA at an exercise price of $9.90 per share for services rendered to the Company and Clark USA. Executive officers of the Company serve at the discretion of the board of directors of the Company.

   William C. Rusnack has served as President, Chief Operating Officer, Chief Executive Officer and a director of the Company and Clark USA since April 1998. Mr. Rusnack previously served 31 years with Atlantic Richfield Corporation ("ARCO") and was involved in all areas of its energy business, including refining operations, retail marketing, products transportation, exploration and production, and human resources. He most recently served as President of ARCO Products Company from 1993 to 1997 and was President of ARCO Transportation Company from 1990 to 1993. He has served as a director of Flowserve (a NYSE-listed corporation) since 1993.

   Bradley D. Aldrich has served as Executive Vice President--Refining, since December 1994. From August 1991 through November 1994, Mr. Aldrich served as Vice President, Supply & Distribution for CF Industries, Inc., a chemical fertilizer manufacturer and distributor.

   Brandon K. Barnholt has served as Executive Vice President--Marketing, since February 1995, and served as Executive Vice President--Retail Marketing from December 1993 through February 1995, as Vice President--Retail Marketing from July 1992 through December 1993, and as Managing Director--Retail Marketing from May 1992 through July 1992.

   John T. Bernbom has served as Vice President - Secretary of the Company and Clark USA since January 1999. Mr. Bernbom has served as chief legal counsel of the Company since 1995 and Vice President since 1991.

   Maura J. Clark has served as Executive Vice President--Corporate Development and Chief Financial Officer of the Company and Clark USA since August 1995. Ms. Clark previously served as Vice President--Finance at North American Life Assurance Company, a financial services company, from September 1993 through July 1995.

   Marshall A. Cohen has served as a director of the Company and Clark USA since November 3, 1997 and as Chairman since January 27, 1998. Mr. Cohen has served as Counsel at Cassels Brook & Blackwell since October 1996. Mr. Cohen previously served as President and Chief Executive Officer of The Molson Companies Limited from November 1988 to September 1996. Mr. Cohen also serves as a member of the board of directors of American International Group, Barrick Gold Corporation, GoldFarb Corporation, Golf Town, Haynes International Inc., Lafarge, Republic Engineered Steels, Inc., SMK Speedy International, and Toronto Dominion Bank.

   Dennis R. Eichholz, who joined the Company in November 1988, has served as Vice President--Controller of the Company and Controller and Treasurer of Clark USA since February 1995. Mr. Eichholz has served as Vice President--Treasurer of the Company since December 1991.

   David I. Foley has served as a director of the Company and Clark USA since November 3, 1997. Mr. Foley is a Vice President at The Blackstone Group L.P., which he joined in 1995. Prior to joining Blackstone, Mr. Foley was a member of AEA Investors, Inc. and The Monitor Company. He currently serves on the board of directors of The Imperial Home Decor Group, Inc., Prime Succession Inc. and Rose Hills Company.

   Glenn H. Hutchins has served as a director of the Company and Clark USA since May 1998. Mr. Hutchins served as a Senior Managing Director of the Blackstone Group L.P., from 1994 to 1999. Mr. Hutchins was a Managing Director of Thomas
H. Lee Co. ("THL") from 1987 until 1994 and, while on leave from THL during parts of 1993 and 1994, was a Special Advisor in the White House. Mr. Hutchins is a member of the boards of directors of American Axel Manufacturing Inc., CommNet Cellular Inc., Corp. Banca (Argentina) S.A., Corp. Group. C.V., and Haynes International Inc. In 1994, Mr. Hutchins was also appointed Chairman of the board of directors of the Western N.I.S. Enterprise Fund by President Clinton.

   David A. Stockman has served as a director of the Company and Clark USA since November 3, 1997. Mr. Stockman is a Senior Managing Director of The Blackstone Group L.P., which he joined in 1988. Mr. Stockman also serves as Co-Chairman of the board of directors of Collins & Aikman Corporation and a member of the boards of directors of American Axle Manufacturing Inc., Bar Technologies Inc., The Imperial Home Decor Group Inc., Haynes International Inc., and Republic Engineered Steels, Inc.

   Except as described above, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which such person was elected or appointed as a director or executive officer. There are no family relationships between any director or executive officer and any other director or executive officer.


ITEM 11.  EXECUTIVE COMPENSATION

   The following table sets forth all cash compensation paid by the Company to its Chief Executive Officer and its other executive officers whose total annual compensation exceeded $100,000 for each of the years in the three-year period ended December 31, 1998.

                                                                                                LONG-TERM
                                                                                                ---------
                                                 ANNUAL COMPENSATION         OTHER ANNUAL      COMPENSATION     ALL OTHER
                                             ---------------------------     ------------      ------------     ---------
        NAME AND PRINCIPAL POSITION            YEAR   SALARY     BONUS      COMPENSATION(A)     PAYOUTS (B)   COMPENSATION(C)
------------------------------------------     ----   ------     -----      ---------------     -----------   ---------------
William C. Rusnack                             1998  $300,077  $270,000         $    --         $       --         $ 5,746
  President and Chief Executive Officer        1997        --        --              --                 --              --
                                               1996        --        --              --                 --              --

Paul D. Melnuk (d)                             1998   140,579        --           8,173                 --           8,925
  Former President and Chief Executive         1997   407,036   384,050              --                 --          16,239
  Officer                                      1996   325,000   130,000              --                 --          11,199

Bradley D. Aldrich                             1998   270,000   175,000          15,442          1,130,354          16,214
  Executive Vice President--Refining           1997   252,611   219,600              --                 --          14,980
                                               1996   211,779    47,500              --                 --           9,973

Brandon K. Barnholt                            1998   270,000   175,000              --            845,878          19,391
  Executive Vice President--Marketing          1997   253,003   154,600              --                 --          15,230
                                               1996   211,799    87,500              --                 --          11,452

Maura J. Clark(e)                              1998   238,847   170,000              --                 --          13,793
  Executive Vice President--Corporate          1997   220,998   153,300              --                 --              --
  Development and Chief Financial Officer      1996    36,779    47,500              --                 --              --

(a)  Represents amounts paid for unused vacation.
(b) Represents amounts received by Mr. Aldrich and Mr. Barnholt upon the exercise of options to acquire TrizecHahn Subordinate Voting Shares ("TrizecHahn Shares") received as compensation from TrizecHahn for services performed for the Company under the TrizecHahn Amended and Restated 1987 Stock Option Plan (the "TrizecHahn Option Plan").
(c) Represents amount accrued for the account of such individuals under the Clark Retirement Savings Plan (the "Savings Plan") and Supplemental
     Savings Plan.
(d)  Mr. Melnuk resigned as President and Chief Executive Officer in April 1998.
(e) In 1996, Ms. Clark was an employee of TrizecHahn and served the Company under a management consulting arrangement. Ms. Clark earned approximately $175,000 in 1996 under such arrangement. As of January 1, 1997, Ms. Clark became an employee of the Company. The 1996 amounts reflected in this table are for 1996 compensation paid by the Company in 1997.


STOCK OPTIONS GRANTED DURING 1998

   There were no options granted during 1998 to the named executive officers under the Performance Plan (as defined) for services performed for the Company.

YEAR-END OPTION VALUES

   The following table sets forth information with respect to the number and value of exercised options to purchase TrizecHahn shares and the number and value of unexercised options to purchase common stock of Clark USA held by the executive officers named in the executive compensation table as of December 31, 1998.

                          SHARES ACQUIRED                             NUMBER OF                      VALUE OF UNEXERCISED
                            ON EXERCISE         VALUE          UNEXERCISED OPTIONS HELD           IN-THE-MONEY OPTIONS HELD
                         DURING YEAR ENDED   REALIZED ON          AT DECEMBER 31, 1998               AT DECEMBER 31, 1998
                                                                  --------------------               --------------------
       NAME              DECEMBER 31, 1998    EXERCISE        EXERCISABLE    UNEXERCISABLE        EXERCISABLE    UNEXERCISABLE
       ----              -----------------    --------        ----------------------------        -----------    -------------
Bradley D.  Aldrich            100,000       $1,130,359            --            30,000                --               --
Brandon K.  Barnholt            70,000          845,878            --            50,000                --               --


SHORT-TERM PERFORMANCE PLAN

   Employees of the Company participate in an annual incentive plan that places at risk an incremental portion of their total compensation based on Company, business unit and/or individual performance. The targeted at-risk compensation increases with the ability of the individual to affect business performance, ranging from 12% for support personnel to 200% for the Chief Executive Officer. The other executive officers have the opportunity to earn an annual incentive equal to 150% of the individual's base salary. The actual award is determined based on financial performance with individual and executive team performance evaluated against pre-established operating objectives designed to achieve planned financial results. For essentially all other employees, annual incentives are based on specific performance indicators utilized to operate the business, principally productivity and profitability measures.


LONG-TERM PERFORMANCE PLAN

   The Company has adopted a Long-Term Performance Plan (the "Performance Plan"). Under the Performance Plan, designated employees, including executive officers, of Clark USA and its subsidiaries and other related entities are eligible to receive awards in the form of stock options, stock appreciation rights and stock grants. The Performance Plan is intended to promote the growth and performance of the Company by encouraging employees to acquire an ownership interest in Clark USA and to provide incentives for employee performance. An aggregate of 1,250,000 shares of Common Stock may be awarded under the Performance Plan, either from authorized, unissued shares which have been reserved for such purpose or from shares purchased on the open market, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the outstanding common stock of Clark USA. As of December 31, 1998, 323,750 stock options were outstanding under the Performance Plan.

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

   In the event of a "Change of Control" of Clark USA, with respect to awards held by Performance Plan participants who have been employed by the Company for at least six months, (a) all stock appreciation rights which have not been granted in tandem with stock options will become exercisable in full, (b) the restrictions applicable to all shares of restricted stock will lapse and such shares will be deemed fully vested, (c) all stock awards will be deemed to be earned in full, and (d) any participant who has been granted a stock option which is not exercisable in full will be entitled, in lieu of the exercise of such stock options, to obtain cash payment in an amount equal to the difference between the option price of such stock option and the offer price (in the case of a tender offer or exchange offer) or the value of common stock covered by such stock option, determined as provided in the Performance Plan. The Blackstone Transaction triggered the Change of Control provision under the Performance Plan. The Company does not expect that the Change of Control will have a material impact on the Performance Plan.

   Clark USA is implementing a new management incentive program designed to increase management's ownership of Clark USA's stock through direct purchases and options tied to the financial performance of the Company and Clark USA.


CLARK SAVINGS PLAN

   The Clark Savings Plan, which became effective in 1989, permits employees to make before-tax and after-tax contributions and provides for employer incentive matching contributions. Under the Savings Plan, each employee of the Company (and such other related companies as may adopt the Savings Plan) who has completed at least six months of service may become a participant. Participants are permitted to make before-tax contributions to the Savings Plan, effected through payroll deduction, of from 1% to 15% of their compensation. The Company makes matching contributions equal to 200% of a participant's before-tax contributions up to 3% of compensation. Additionally, for represented employees at the Port Arthur and Lima refineries, the Company makes matching contributions equal to 100% of a participants before-tax contributions between 4% and 6% of compensation. Participants are also permitted to make after-tax contributions through payroll deduction, of from 1% to 5% of compensation, which are not matched by employer contributions; provided that before-tax contributions and after-tax contributions, in the aggregate, may not exceed the lesser of 15% of compensation or $10,000 in 1998. All employer contributions are fully vested from the onset of the employee's eligibility in the plan. Amounts in employees' accounts may be invested in a variety of permitted investments, as directed by the employee. Participants' vested accounts are distributable upon a participant's disability, death, retirement or separation from service. Subject to certain restrictions, employees may make loans or withdrawals of employee contributions during the term of their employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Compensation of the Company's executive officers has historically been determined by the Company's board of directors. Mr. Rusnack, the Company's President and Chief Executive Officer, is a member of the Company's board of directors. Other than reimbursement of their expenses, the Company's directors do not receive any compensation for their services as directors, except Mr. Cohen. See Item 10. Directors and Executive Officers of the Registrant. There are no interlocks between the Company and other entities involving the Company's executive officers and board members who serve as executive officers or board members of other entities, except with respect to Clark R&M, Clark USA and Clark USA's principal shareholders, Blackstone and Oxy.


EMPLOYMENT AGREEMENTS

   The Company entered into employment agreements with three of its senior executives (the "Executive Employment Agreements"). The Executive Employment Agreements have five-year terms, and provide for automatic extension on an annual basis unless either party gives 90 days' notice of cancellation. The Executive Employment Agreements provide that if a Change of Control occurs within two years prior to the scheduled expiration date, then the expiration date will be automatically extended until the second anniversary of the Change of Control date. The Blackstone Transaction constituted a Change of Control under the Executive Employment Agreements.

   During the term of the Executive Employment Agreements, the employee is precluded from soliciting or encouraging proposals regarding the acquisition of Clark USA or its subsidiaries (or of another material part of the business of Clark USA), absent explicit approval of the Chief Executive Officer of the Company.

   The Executive Employment Agreements provide separation benefits to the employee if the employee's employment is terminated by the Company without "Cause" prior to the expiration date of the agreement. "Cause" is defined to include the employee's failure to substantially perform his or her duties, willful misconduct that materially injures Clark USA or its affiliates, or conviction of a criminal offense involving dishonesty or moral turpitude. The Executive Employment Agreements also provide that if the employee resigns for "Good Reason" prior to the expiration date of the agreement, the employee will receive separation benefits. "Good Reason" is defined to include certain demotions, reductions in compensation, and relocation.

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

EMPLOYMENT AGREEMENT FOR WILLIAM C. RUSNACK

   The Company has entered into a memorandum of agreement (the "Agreement") with William C. Rusnack (the "Executive"). The Agreement has a term beginning on the date that it was executed (the "Agreement Date") and ending on the fourth anniversary of the Agreement Date (the "Initial Term"), provided, that if neither the Executive nor the Company gives 30 days notice prior to the expiration of the Initial Term then the Agreement shall be automatically renewed for an additional one year renewal term (a "Renewal Term"). Similarly, if neither the Executive nor the Company gives 30 days notice prior to the expiration of any Renewal Term, then the Agreement shall be automatically renewed for an additional one year Renewal Term. In the event of a Change in Control (as defined therein), the Agreement shall remain in effect until at least the second anniversary of the Change in Control.

   The Agreement also provides that: (i) the Executive shall be Chief Executive Officer and President of the Company and Clark USA, (ii) Clark USA shall use its best efforts to have the Executive elected to its board of directors and shall vote its shares in favor of electing the Executive to the Company's board of directors, (iii) the Executive's base salary shall not be less than $415,000 (the "Salary"), (iv) the Executive's target bonus (the "Target Bonus") shall be equal to 100% of the Salary (with a minimum bonus of 50% of Salary for 1998),
(v) the Executive will be provided with welfare benefits and other fringe benefits to the same extent and on the same terms as those benefits are provided to the Company's other senior management employees, (vi) the Executive shall participate in the Company's relocation policy at level 4, and (vii) the Executive shall receive a gross-up for any parachute excise taxes that may result from any payment, whether under the Agreement or otherwise.

   In the event that Executive's employment is (a) terminated by the Company without Cause (as defined therein), (b) terminated by the Executive for Good Reason (as defined therein), or (c) terminates at the end of the Initial Term (or a Renewal Term) because the Company gave notice preventing the occurrence of a Renewal Term, then the Executive shall receive from the Company: (i) in addition to any other compensation and benefits accrued but unpaid, a lump sum equal to the product of (a) three and (b) the sum of the Salary and Target Bonus, (ii) relocation and counseling services, and (iii) continued participation in all life insurance, medical, dental, health and accident and disability plans, programs or arrangements in which Executive was entitled to participate immediately prior to his termination for up to one year.

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

                                                                            NUMBER OF      PERCENT      PERCENT OF TOTAL
                                                                            ---------      -------      ----------------
                  NAME AND ADDRESS                        TITLE OF CLASS      SHARES       OF CLASS      VOTING POWER(A)
      ------------------------------------------          --------------      ------       --------      ---------------
Blackstone Management Associates III L.L.C.(b)........    Common            13,500,000        98.1%            78.5%
 345 Park Avenue, New York, NY 10154

Occidental Petroleum Corporation......................    Class F Common     6,101,010       100.0             19.9
 10889 Wilshire Boulevard
 Los Angeles, California 90024

All directors and executive officers as a group(b)....    Common            13,500,000        98.1             78.5

(a) Represents the total voting power of all shares of common stock beneficially owned by the named stockholder.
(b) The 13,500,000 shares held by Blackstone are directly held as follows:
    10,771,005.354 shares by Blackstone, 1,918,994.646 shares by Blackstone Offshore Capital Partners III L.P. and 810,000 shares by Blackstone Family Investment Partnership III L.P., each of which Blackstone Management Associates III L.L.C. is the general partner having voting and dispositive power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In connection with the Lima Acquisition, affiliates of Blackstone accrued fees of $2.1 million. In addition, an affiliate of Blackstone accrues a monitoring fee equal to $2.0 million per annum. Affiliates of Blackstone may in the future receive customary fees for advisory services rendered to the Company. Such fees will be negotiated from time to time with the independent members of the Company's board of directors on an arm's-length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

   In early 1998, Clark USA engaged Oxy to provide certain advisory and consulting services in connection with ongoing crude oil supplier decisions and related purchase and hedging strategies. In consideration for these services, Clark USA issued and delivered to Oxy an additional 101,010 shares of its Class F Common Stock.

   During 1998, the Company returned capital of $15 million to Clark USA to facilitate Clark USA's payment of interest on its debt.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1. AND 2. FINANCIAL STATEMENTS

   The financial statements filed as a part of the Report on Form 10-K are listed in the accompanying index to financial statements. There are no financial statement schedules.

   3. EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

3.1       Restated Certificate of Incorporation of Clark Refining & Marketing,
             Inc. (Incorporated by reference to Exhibit 3.1 filed with Clark Oil & Refining Corporation Registration Statement on Form S-1 (Registration No. 33-28146))
3.2       Certificate of Amendment to Certificate of Incorporation of Clark
             Refining & Marketing, Inc. (Incorporated by reference to Exhibit
             3.2 filed with Clark Oil & Refining Corporation Annual Report on Form 10-K (Registration No. 1-11392))
3.3       By-laws of Clark Refining & Marketing, Inc. (Incorporated by reference to Exhibit 3.2 filed with Clark Oil & Refining Corporation Registration Statement on Form S-1 (Registration No. 33-28146))
4.1       Indenture dated as of August 10, 1998 between Clark Refining &
             Marketing, Inc. and Bankers Trust Company, as Trustee, including the form of the 8 5/8% Senior Notes due 2008 (Incorporated by reference to Exhibit 4.1 filed with Clark Refining & Marketing, Inc. Form S-4 (Registration No. 333-64387)
4.2       Indenture between Clark Refining & Marketing, Inc. (formerly Clark Oil
             & Refining Corporation) and NationsBank of Virginia, N.A. including the form of 9 1/2% Senior Notes due 2004 (Incorporated by reference to Exhibit 4.1 filed with Clark Oil & Refining Corporation Registration Statement on Form S-1 (File No. 33-50748))
4.3       Supplemental Indenture between Clark Refining & Marketing, Inc. and
             NationsBank of Virginia, N.A., dated February 17, 1995 (Incorporated by reference to Exhibit 4.6 filed with Clark USA, Inc. Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 33-59144))
4.4       Indenture between Clark Refining & Marketing, Inc. and Bankers Trust
             Company, dated as of November 21, 1997, including the form of 8 3/8% Senior Notes due 2007 (Incorporated by reference to Exhibit
             4.5 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-42431))

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

4.5       Indenture between Clark Refining & Marketing, Inc. and Marine Midland
            Bank, dated as of November 21, 1997, including the form of 8 7/8% Senior Subordinated Notes due 2007 (Incorporated by reference to
            Exhibit 4.6 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-42431))
4.6       Supplemental Indenture between Clark Refining & Marketing, Inc. and
            Marine Midland Bank, dated as of November 21, 1997 (Incorporated by reference to Exhibit 6.1 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-42431))
10.10     Credit Agreement, dated as of September 25, 1997, among Clark Refining
            & Marketing, Inc., Bankers Trust Company, as Administrative Agent, The Toronto-Dominion Bank, as Syndication Agent, BankBoston, N.A., as Documentation Agent, and the other financial institutions party thereto. (Incorporated by reference to Exhibit 10.10 filed with Clark Refining & Marketing, Inc. Current Report on Form 8-K, dated October 1,1997 (File No. 1-11392))
10.11     Amendment No. 1 to Credit Agreement, dated as of October 29, 1997, among Clark Refining & Marketing, Inc., Bankers Trust Company, as Administrative Agent and Collateral Agent, The Toronto-Dominion Bank, as Syndication Agent, and BankBoston, N.A., as Documentation Agent, and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.11 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-42431))
10.12     Amendment No. 2 to Credit Agreement, dated as of November 7, 1997, among Clark Refining & Marketing, Inc., Bankers Trust Company, as Administrative Agent and Collateral Agent, The Toronto-Dominion Bank, as Syndication Agent, and BankBoston, N.A., as Documentation Agent, and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.12 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-42431))
10.13     Amendment No. 3 to Credit Agreement, dated as of July 24, 1998, among
            Clark Refining & Marketing, Inc., Bankers Trust Company, as Administrative Agent and Collateral Agent, The Toronto-Dominion Bank, as Syndication Agent, and BankBoston, N.A., as Documentation Agent, and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.13 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-64387)).
10.14     Amendment No. 4 to Credit Agreement, dated as of October 2, 1998, among Clark Refining & Marketing, Inc., Bankers Trust Company, as Administrative Agent and Collateral Agent, The Toronto-Dominion Bank, as Syndication Agent, and BankBoston, N.A., as Documentation Agent, and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.131 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-64387)).
10.15     Credit Agreement, dated as of November 21, 1997, among Clark Refining
            & Marketing, Inc., Goldman, Sachs Credit Partners L.P., as Arranger and Syndication Agent, and State Street Bank and Trust Company of Missouri, N.A., as Payment Agent, the financial institutions listed on the signature pages thereof, and Goldman Sachs Credit Partners, as Administrative Agent (Incorporated by reference to Exhibit 10.13 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-42431))
10.16     First Amended and Restated Credit Agreement, dated as of August 10,
            1998, among Clark Refining & Marketing, Inc., as Borrower, Goldman Sachs Credit Partners L.P., as Arranger, Syndication Agent and Administrative Agent, and State Street Bank & Trust Company of Missouri, N.A., as Paying Agent (Incorporated by reference to
            Exhibit 10.15 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-64387))
10.20     Clark Refining & Marketing, Inc. Stock Option Plan (Incorporated by
            reference to Exhibit 10.5 filed with Clark Registration Statement on Form S-1 (Registration No.33-43358))
10.21     Clark Refining & Marketing, Inc. Savings Plan, as amended and restated
            effective as of October 1, 1989 (Incorporated by reference to Exhibit 10.6 filed with Clark Oil & Refining Corporation Annual Report on Form 10-K for the year ended December 31, 1989 (Commission File No.1-11392))

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

10.22     Employment Agreement of Paul D. Melnuk (Incorporated by reference to
            Exhibit 10.2 filed with Clark Refining & Marketing, Inc. Current Report on Form 8-K, dated October 1,1997 (File No.1-11392))
10.23     Employment Agreement of William C. Rusnack (Incorporated by reference to Exhibit 10.15 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-64387))
10.24     Memorandum of Agreement, dated as of July 8,1997, between Clark
            Refining & Marketing, Inc. and Bradley D. Aldrich (Incorporated by reference to Exhibit 10.23 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-42431))
10.25     Memorandum of Agreement, dated as of July 8,1997, between Clark
            Refining & Marketing, Inc. and Brandon K. Barnholt (Incorporated by reference to Exhibit 10.24 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-42431))
10.26     Memorandum of Agreement, dated as of July 8,1997, between Clark
            Refining & Marketing, Inc. and Maura J. Clark (Incorporated by reference to Exhibit 10.25 filed with Clark Refining & Marketing, Inc. Registration Statement on Form S-4 (Registration No. 333-42431))
10.30     Agreement for the Purchase and Sale of Lima Oil Refinery, dated as of
            July 1, 1998 between BP Exploration & Oil Inc., The Standard Oil Company, BP Oil Pipeline Company, BP Chemicals Inc. and Clark Refining & Marketing, Inc. (Incorporated by reference to Exhibit 2.1 filed with Clark Refining & Marketing, Inc. Current Report on Form 8-K, dated August 21, 1998 (File No. 1-11392))
10.31     Letter Amendment No.1, dated August 10, 1998, to Agreement for
            Purchase and Sale of Lima Oil Refinery dated July 1, 1998 (Incorporated by reference to Exhibit 2.2 filed with Clark Refining & Marketing, Inc. Current Report on Form 8-K, dated August 21,1998 (File No. 1-11392))
16.1      Letter from Coopers & Lybrand L.L.P. dated April 15, 1997
            (Incorporated by reference to Exhibit 16.1 filed with Clark Refining & Marketing, Inc. Current Report on Form 8-K dated April 7, 1997 (File No. 1-11392))
16.2      Letter from Price Waterhouse LLP dated December 3, 1997 (Incorporated by reference to Exhibit 16.1 filed with Clark Refining & Marketing, Inc. Current Report on Form 8-K dated November 21, 1997 (File No. 1-11392))
27.0      Financial Data Schedule


(B)   REPORTS ON FORM 8-K

      None

                         INDEX TO FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES:
Annual Financial Statements
  Reports of Independent Accountants.....................................................    39
  Consolidated Balance Sheets as of December 31, 1997 and 1998...........................    41
  Consolidated Statements of Net and Other Comprehensive Earnings for the years ended
   December 31, 1996, 1997 and 1998......................................................    42

  Consolidated Statements of Cash Flows for the years ended December 31, 1996,
    1997 and 1998........................................................................    43
  Consolidated Statements of Stockholder's Equity for the years ended December 31,
    1996, 1997 and 1998..................................................................    44
  Notes to Consolidated Financial Statements.............................................    45

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Clark Refining & Marketing, Inc.

We have audited the accompanying consolidated balance sheets of Clark Refining & Marketing, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related consolidated statement of net and other comprehensive earnings, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1998, and the results of their operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


St. Louis, Missouri
February 6, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
 Clark Refining & Marketing, Inc.:

We have audited the accompanying consolidated statements of net and other comprehensive earnings, stockholder's equity and cash flows for the year ended December 31, 1996 of Clark Refining & Marketing, Inc. and Subsidiaries (a Delaware corporation and wholly-owned subsidiary of Clark USA, Inc.) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and the cash flows of Clark Refining & Marketing, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements of Clark Refining & Marketing, Inc. for any period subsequent to December 31, 1996.



                                    Coopers & Lybrand L.L.P.


St. Louis, Missouri
February 4, 1997

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                  REFERENCE         DECEMBER 31,
                                                              -----------------------
                   ASSETS                            NOTE        1997         1998
                                                  ---------   ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents                            2      $    229.7   $    148.8
  Short-term investments                               4            14.9          4.5
  Accounts receivable                                  4            92.9        131.9
  Receivable from affiliates                                         2.2          2.3
  Inventories                                         2,5          261.4        294.0
  Prepaid expenses and other                                        18.2         33.6
                                                              ----------   ----------
     Total current assets                                          619.3        615.1

PROPERTY, PLANT, AND EQUIPMENT, NET                   2,6          575.6        814.9
OTHER ASSETS                                          2,7           66.0         75.7

                                                              ----------   ----------
                                                              $  1,260.9   $  1,505.7
                                                              ==========   ==========


    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    2,8     $    219.0   $    267.0
  Payable to affiliates                                             14.8         25.2
  Accrued expenses and other                          9,11          69.7         75.7
  Accrued taxes other than income                                   52.1         51.0
                                                              ----------   ----------
     Total current liabilities                                     355.6        418.9

LONG-TERM DEBT                                        9,11         587.4        805.6
OTHER LONG-TERM LIABILITIES                            12           57.0         56.2
COMMITMENTS AND CONTINGENCIES                          18             --           --

STOCKHOLDER'S EQUITY:
  Common Stock ($.01 par value per share;
    1,000 shares authorized and 100 shares
    issued and outstanding)                                           --           --
  Paid-in capital                                      11          249.2        234.2
  Retained earnings (deficit)                           4           11.7         (9.2)
                                                              ----------   ----------
     Total stockholder's equity                                    260.9        225.0
                                                              ----------   ----------

                                                              $  1,260.9   $  1,505.7
                                                              ==========   ==========

       The accompanying notes are an integral part of these statements.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF NET AND OTHER COMPREHENSIVE EARNINGS
                             (DOLLARS IN MILLIONS)

                                                                 REFERENCE      FOR THE YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                    NOTE        1996         1997         1998
                                                                 ---------   ----------   ----------   ----------
NET SALES AND OPERATING REVENUES                                     2       $  5,072.7   $  4,335.7   $  4,041.2

EXPENSES:
  Cost of sales                                                                (4,560.0)    (3,705.7)    (3,389.7)
  Operating expenses                                                             (418.9)      (432.3)      (469.0)
  General and administrative expenses                                             (59.1)       (65.5)       (72.4)
  Depreciation                                                       2            (37.3)       (40.7)       (42.4)
  Amortization                                                      2,7           (11.1)       (20.5)       (25.7)
  Inventory write-down to market                                     5               --        (19.2)       (87.1)
  Recapitalization, asset write-offs, and other charges             14               --        (49.0)         2.2
                                                                             ----------   ----------   ----------
                                                                               (5,086.4)    (4,332.9)    (4,084.1)

GAIN ON SALE OF PIPELINE INTERESTS                                   3               --           --         69.3
                                                                             ----------   ----------   ----------

OPERATING INCOME (LOSS)                                                           (13.7)         2.8         26.4

  Interest expense and finance income, net                           9            (38.7)       (39.8)       (51.0)
                                                                             ----------   ----------   ----------

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY TERM                                   (52.4)       (37.0)       (24.6)

  Income tax (provision) benefit                                   2,13            13.9        (10.5)         3.7
                                                                             ----------   ----------   ----------

LOSS BEFORE EXTRAORDINARY ITEM                                                    (38.5)       (47.5)       (20.9)

  Extinguishment of debt                                             9               --        (10.7)          --
                                                                             ----------   ----------   ----------

NET LOSS                                                                     $    (38.5)  $    (58.2)  $    (20.9)
                                                                             ==========   ==========   ==========




       The accompanying notes are an integral part of these statements.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                            1996         1997         1998
                                                                          --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                 $  (38.5)    $  (58.2)    $  (20.9)
 Extraordinary item                                                             --         10.7           --

 Adjustments:
   Depreciation                                                               37.3         40.7         42.4
   Amortization                                                               17.8         27.5         28.2
   Share of earnings of affiliates, net of dividends                          (0.1)        (1.3)         0.4
   Deferred income taxes                                                     (22.1)        (0.8)        (7.9)
   Gain on sale of pipeline interests                                           --           --        (69.3)
   Inventory write-down to market                                               --         19.2         87.1
   Recapitalization, asset write-offs, and other charges                  $     --     $   31.5     $   (3.9)
   Other                                                                       1.0          3.3          2.8

 Cash provided by (reinvested in) working capital -
   Accounts receivable, prepaid expenses and other                            12.8         81.3        (43.9)
   Inventories                                                                13.3         (3.1)      (120.0)
   Accounts payable, accrued expenses, taxes other than
    income and other                                                          (4.6)       (55.9)        60.0
                                                                          --------     --------     --------
     Net cash provided by (used in) operating activities                      16.9         94.9        (45.0)
                                                                          --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments                                            --         (3.0)        (3.2)
 Sales and maturities of short-term investments                               31.1          3.0         13.6
 Expenditures for property, plant, and equipment                             (45.0)       (81.7)      (130.1)
 Expenditures for turnaround                                                 (13.9)       (47.4)       (28.3)
 Refinery acquisition expenditures                                              --           --       (175.0)
 Proceeds from disposals of property, plant, and equipment                     4.4          5.5         16.7
 Proceeds from sale of pipeline interests                                       --           --         76.4
 Advance crude oil purchase receivable                                       235.4           --           --
                                                                          --------     --------     --------
     Net cash provided by (used in) investing activities                     212.0       (123.6)      (229.9)
                                                                          --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt payments                                                      (2.8)      (234.2)        (6.7)
 Proceeds from issuance of long-term debt                                       --        398.0        224.7
 Proceeds from capital lease transactions                                       --           --           --
 Capital contribution received (returned)                                     33.6       (215.0)       (15.0)
 Deferred financing costs                                                     (0.8)        (9.8)        (9.0)
                                                                          --------     --------     --------
     Net cash provided by (used in) financing activities                      30.0        (61.0)       194.0
                                                                          --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         258.9        (89.7)       (80.9)
CASH AND CASH EQUIVALENTS, beginning of period                                60.5        319.4        229.7
                                                                          --------     --------     --------
CASH AND CASH EQUIVALENTS, end of period                                  $  319.4     $  229.7     $  148.8
                                                                          ========     ========     ========



       The accompanying notes are an integral part of these statements.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN MILLIONS)

                                                   Common      Paid-in      Retained
                                                   Stock       Capital      Earnings       Total
                                                  --------    ---------    ----------    ---------
Balance - January 1, 1996                         $    --     $   195.6    $    108.5    $   304.1

  Change in unrealized short-term investment
    gains and losses, net of taxes                     --            --          (0.1)        (0.1)
  Capital contribution received                        --         268.6            --        268.6
  Net loss                                             --            --         (38.5)       (38.5)

                                                  --------    ---------    ----------    ---------
Balance - December 31, 1996                       $    --     $   464.2    $     69.9    $   534.1
                                                  ========    =========    ==========    =========

  Capital contribution returned                        --        (215.0)           --       (215.0)
  Net loss                                             --            --         (58.2)       (58.2)

                                                  --------    ---------    ----------    ---------
Balance - December 31, 1997                       $    --     $   249.2    $     11.7    $   260.9
                                                  ========    =========    ==========    =========

  Capital contribution returned                        --         (15.0)           --        (15.0)
  Net loss                                             --            --         (20.9)       (20.9)

                                                  --------    ---------    ----------    ---------
Balance - December 31, 1998                       $    --     $   234.2    $     (9.2)   $   225.0
                                                  ========    =========    ==========    =========




       The accompanying notes are an integral part of these statements.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

              (TABULAR DOLLAR AMOUNTS IN MILLIONS OF US DOLLARS)


1.  NATURE OF BUSINESS

    Clark Refining & Marketing, Inc., a Delaware corporation ("Clark R&M" or "the Company") is wholly owned by Clark USA, Inc., a Delaware corporation ("Clark USA"), and its principal operations include crude oil refining, wholesale and retail marketing of refined petroleum products and retail marketing of convenience store items in the Central United States.

    The Company's earnings and cash flow from operations are primarily dependent upon processing crude oil and selling quantities of refined petroleum products at margins sufficient to cover operating expenses. Crude oil and refined petroleum products are commodities, and factors largely out of the Company's control can cause prices to vary, in a wide range, over a short period of time. This potential margin volatility can have a material effect on financial position, current period earnings, and cash flow.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Clark Refining & Marketing, Inc. and its wholly owned subsidiaries, principally Clark Port Arthur Pipeline, Inc., a Delaware corporation, and Clark Investments, Inc., a Nevada corporation. The Company consolidates the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest. Investments in companies in which less than a controlling interest is held are generally accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

    Use of Estimates

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

    Cash and Cash Equivalents

    The Company considers all highly liquid investments, such as time deposits, money market instruments, commercial paper and United States and foreign government securities, purchased with an original maturity of three months or less, to be cash equivalents.

    Inventories

    Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out "LIFO" method for all hydrocarbon inventories including crude oil, refined products, and blendstocks. The cost of convenience products is determined under the retail LIFO method, and the cost of warehouse stock and other inventories is determined under the first-in, first-out method "FIFO".

    Hedging Activity

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

    Property, Plant, and Equipment

    Property, plant, and equipment additions are recorded at cost. Depreciation of property, plant, and equipment is computed using the straight-line method over the estimated useful lives of the assets or groups of assets. The cost of buildings and marketing facilities on leased land and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. The Company capitalizes the interest cost associated with major construction projects based on the effective interest rate on aggregate borrowings.

    Expenditures for maintenance and repairs are expensed. Major replacements and additions are capitalized. Gains and losses on assets depreciated on an individual basis are reflected in current operating income. Upon disposal of assets depreciated on a group basis, unless unusual in nature or amount, residual cost less salvage is charged against accumulated depreciation.

    The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    Deferred Turnaround

    A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and generally occurs approximately every three to five years. Turnaround costs, which are included in "Other assets", are amortized over the period to the next scheduled turnaround, beginning the month following completion. The amortization is presented in "Amortization" on the statements of net and other comprehensive earnings.

    Environmental Costs

    Environmental liabilities are recorded when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Reimbursements for underground storage remediation are also recorded when probable and can be reasonably estimated.

    Environmental expenditures are expensed or capitalized depending upon their future economic benefit. Costs that improve a property as compared with the condition of the property when originally constructed or acquired and costs that prevent future environmental contamination are capitalized. Costs that return a property to its condition at the time of acquisition or original construction are expensed.

    Income Taxes

    Clark R&M files a consolidated U.S. federal income tax return with Clark USA but computes its provision on a separate company basis. Deferred taxes are classified as current or noncurrent depending on the classification of the assets and liabilities to which the temporary differences relate. Deferred taxes arising from temporary differences that are not related to a specific asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company records a valuation allowance when necessary to reduce the net deferred tax asset to an amount expected to be realized.

    Excise Taxes

    Federal excise and state motor fuel taxes collected on the sale of products and remitted to governmental agencies were $374.7 million for the year ended December 31, 1998 (1997 - $411.5 million; 1996 - $411.6 million) and are not included in "Net sales and operating revenue," "Cost of sales," or "Operating expenses."

    Stock Based Compensation Plan

    The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") which generally requires recognizing compensation cost based upon the intrinsic value at the date granted of the equity instrument awarded. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments, but alternatively allows companies to disclose such impact in their footnotes. The Company has elected to adopt the footnote disclosure method.

    New Accounting Standards

    The Company adopted Statement of Financial Accounting Standards ("SFAS")
No. 130, "Reporting Comprehensive Income", effective January 1, 1998, with no effect on the Company's financial statements for the three years ending December 31, 1996, 1997, and 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (see Note 16 "Segment Reporting"). This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders.

    The Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (see Note 12 "Employee Benefit Plans"). This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures previously required.

    The Company adopted Statement of Position ("SOP") No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement allows for capitalization of internal labor costs for certain information system projects. The Company's previous accounting policy was consistent with the requirements of this SOP, and therefore, the adoption of this SOP did not represent an accounting change.

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt this statement effective January 1, 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair value will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities, and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be recognized in earnings immediately. The Company is currently evaluating when it will adopt this standard and the impact of the standard on the Company. The impact of SFAS No. 133 will depend on a variety of factors, including future interpretive guidance, the future level of hedging activity, the types of hedging instruments used, and the effectiveness of such instruments.


3.  ACQUISITION AND DISPOSITION

    In August 1998, Clark R&M purchased BP Amoco PLC's, formerly British Petroleum, ("BP"), 170,000 barrel per day Lima, Ohio refinery, related terminal facilities, and non-hydrocarbon inventories for a purchase price of $175.0 million plus related acquisition costs of $11.3 million (the "Lima Acquisition"). Hydrocarbon inventories were purchased for $34.9 million. The Company assumed liabilities mainly related to employee benefits of $7.0 million. BP retained permanent responsibility for all known pre-existing environmental liabilities and responsibility for a minimum of twelve years for pre-existing but unknown environmental liabilities. The total cost of the acquisition was accounted for using the purchase method of accounting with $175.0 million allocated to the refinery long-term assets and $53.2 million allocated to current assets for hydrocarbon and non-hydrocarbon inventories and catalysts. Clark R&M funded the Lima Acquisition with existing cash and the proceeds from the issuance of $110 million 8 5/8% Senior Notes due 2008 and $115 million floating rate term loan due 2004 (see Note 9 "Long-Term Debt").

    In 1998, the Company sold minority interests in West Shore Pipeline Company, Wolverine Pipeline Company, Chicap Pipeline Company, and Southcap Pipeline Company, for net proceeds of $76.4 million that resulted in a before and after-tax gain of $69.3 million. Income from these interests for the year ended December 31, 1998 was $5.3 million (1997 - $8.2 million; 1996 - $9.0 million).


4.  FINANCIAL INSTRUMENTS

    Short-term Investments

    Short-term investments consist of investments, including United States government security funds, maturing more than three months from date of purchase. The Company invests only in AA rated or better fixed income marketable securities or the short-term rated equivalent. The Company's short-term investments are all considered Available-for-Sale and are carried at fair value with the resulting unrealized gain or loss (net of applicable taxes) shown as a component of stockholders' equity. Realized gains and losses are presented in "Interest and finance costs, net" and are computed using the specific identification method. As of December 31, 1998, short-term investments consisted of U.S. Debt Securities of $4.5 million (1997 - $14.9 million). In 1998 and 1997, $4.5 million and $9.9 million, respectively, of the U.S. Debt Securities were pledged as collateral for the Company's self-insured workers compensation programs, certain retail leases, and in 1997 for futures positions.

    For the years ended December 31, 1996, 1997 and 1998, there were no material unrealized or realized gains or losses on the short-term investments. The amortized cost of short-term investments as of December 31, 1998 was $4.5 million, with $2.9 million maturing in one year or less, and $1.6 million maturing after one year through two years.

    Derivative Instruments

    Clark R&M enters into crude oil and refined products futures and options contracts to limit risk related to hydrocarbon price fluctuations created by a potentially volatile market. As of December 31, 1998, Clark R&M's open contracts represented 1.2 million barrels of crude oil and refined products, and had terms extending into September 1999. As of December 31, 1997, Clark R&M's open contracts represented 2.3 million barrels of crude oil and refined products and had terms extending into July 1998. As of December 31, 1998, the Company had net unrealized gains on open futures and options contracts of $1.3 million (1997
- net unrealized losses of $1.9 million) all of which have been recognized and reflected as a component of operating income.

    Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. Credit risk on trade receivables is minimized as a result of the credit quality of the Company's customer base and industry collateralization practices. The Company conducts ongoing evaluations of its customers and requires letters of credit or other collateral as appropriate. Trade receivable credit losses for the three years ended December 31, 1998 were not material. As of December 31, 1998, the Company had $11.4 million (1997 - $20.6 million) due from Chevron USA Products Co. ("Chevron"). Sales to Chevron in 1998 totaled $340.1 million (1997 - $455.7 million; 1996 - 455.8 million).

    The Company does not believe that is has a significant credit risk on its derivative instruments which are transacted through the New York Mercantile Exchange or with counterparties meeting established collateral and credit criteria.


5.  INVENTORIES

    The carrying value of inventories consisted of the following:

                                                          DECEMBER 31,
                                                   -----------------------
                                                      1997         1998
                                                   ----------    ---------
    Crude oil....................................    $ 86.2        $165.3
    Refined products and blendstocks.............     156.6         192.4
    LIFO inventory value excess over market......     (19.2)       (106.3)
    Convenience products.........................      22.4          20.8
    Warehouse stock and other....................      15.4          21.8
                                                     ------        ------
                                                     $261.4        $294.0
                                                     ======        ======


6.  PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment consisted of the following:

                                                            DECEMBER 31,
                                                     -------------------------
                                                         1997          1998
                                                     -----------   -----------
    Real property................................      $  26.7       $   46.8
    Refineries...................................        443.7          699.3
    Retail stores................................        244.0          224.1
    Product terminals and pipelines..............         65.3           69.1
    Other........................................         10.0           17.1
                                                       -------       --------
                                                         789.7        1,056.4
    Accumulated depreciation and amortization....       (214.1)        (241.5)
                                                       -------       --------
                                                       $ 575.6       $  814.9
                                                       =======       ========

   As of December 31, 1998, property, plant, and equipment included $113.1 million (1997 - $48.7 million) of construction in progress, of which $43.7 million related to a project at the Port Arthur refinery that includes construction of additional coking and hydrocracking capability and expansion of the crude unit capacity to approximately 250,000 barrels per day. This project is scheduled to be completed by January 2001. Capital lease assets of $20.3 million (1997 - $21.4 million) were included in property, plant, and equipment as of December 31, 1998.

7.  OTHER ASSETS

    Other assets consisted of the following:

                                                         DECEMBER 31,
                                                    ---------------------
                                                      1997         1998
                                                    --------     --------
    Deferred financing costs....................      $13.4        $19.5
    Deferred turnaround costs...................       43.9         46.5
    Deferred tax asset..........................         --          7.9
    Other.......................................        8.7          1.8
                                                      -----        -----
                                                      $66.0        $75.7
                                                      =====        =====

    The company incurred deferred financing costs of $8.9 million associated with the financing of the Lima Acquisition. Amortization of deferred financing costs for the year ended December 31, 1998 was $2.2 million (1997 - $7.0 million; 1996- $6.5 million) and is included in "Interest and finance costs, net".

8.  WORKING CAPITAL FACILITY

    In August 1998, Clark R&M amended its September 1997, secured revolving credit facility increasing capacity from the original $400 million to $700 million. The credit facility, which expires on December 31, 1999, provides for borrowings and the issuance of letters of credit of up to the lesser of $700 million or the amount available under a defined borrowing base calculated with respect to Clark R&M's cash and cash equivalents, eligible investments, eligible receivables and eligible petroleum inventories ($457.0 million as of December 31, 1998). Direct borrowings under the credit facility are limited to $150 million at interest rates ranging from London Interbank Offer Rate ("LIBOR") plus 62.5 basis points to LIBOR plus 225 basis points depending on the attainment of certain financial ratios. Clark R&M uses the facility primarily for the issuance of letters of credit to secure purchases of crude oil. Clark R&M is required to comply with certain financial covenants including maintaining defined levels of working capital, cash, cash equivalents and qualifying investments, tangible net worth, and cumulative cash flow. As of December 31, 1998, $244.8 million (1997 -$272.1 million) of the line of credit was utilized for letters of credit, of which $98.3 million supported commitments for future deliveries of petroleum products. There were no direct cash borrowings under any revolving credit facility as of December 31, 1998 and 1997.

9.  LONG-TERM DEBT

                                                                       DECEMBER 31,
                                                                 -------------------------
                                                                    1997           1998
                                                                 ----------     ----------
    8 5/8% Senior Notes due August 15, 2008
       ("8 5/8% Senior Notes")................................     $    --        $ 109.7
    8 3/8% Senior Notes due November 15, 2007
       ("8 3/8% Senior Notes")................................        99.3           99.3
    8 7/8% Senior Subordinated Notes due November 15, 2007
       ("8 7/8% Senior Subordinated Notes")...................       173.8          173.9
    Floating Rate Term Loan due November 15, 2003 and 2004
       ("Floating Rate Loan").................................       125.0          240.0
    9 1/2% Senior Notes due September 15, 2004
       ("9 1/2% Senior Notes")................................       175.0          171.7
    Obligations under capital leases and other notes..........        17.6           14.3
                                                                   -------        -------
                                                                     590.7          808.9
            Less current portion..............................         3.3            3.3
                                                                   -------        -------
                                                                   $ 587.4        $ 805.6
                                                                   =======        =======

    The estimated fair value of long-term debt as of December 31, 1998 was $760.6 million (1997- $602.8 million, 1996 - $431.8 million), determined using quoted market prices for these issues.

    The 8 5/8% Senior Notes were issued by Clark R&M in August 1998, at a discount of 0.234% and are unsecured. The 8 5/8% Senior Notes are redeemable at the option of the Company beginning August 2003, at a redemption price of 104.312% of principal, which decreases to 100% of principal amount in 2005. Up to 35% in aggregate principal amount of the notes originally issued are redeemable at the option of the Company out of the net proceeds of one or more equity offerings at any time prior to August 15, 2002, at a redemption price equal to 108.625% of principal.

    The 8 3/8% Senior Notes and 8 7/8% Senior Subordinated Notes were issued by Clark R&M in November 1997, at a discount of 0.734% and 0.719%, respectively. These notes are unsecured, with the 8 7/8% Senior Subordinated Notes subordinated in right of payment to all unsubordinated indebtedness of the Company. The 8 3/8% Senior Notes and 8 7/8% Senior Subordinated Notes are redeemable at the option of the Company beginning November 2002, at a redemption price of 104.187% of principal and 104.437% of principal, respectively, which decreases to 100% of principal amount in 2004 and 2005, respectively. Up to 35% in aggregate principal amount of the notes originally issued are redeemable at the option of the Company out of the net proceeds of one or more equity offerings at any time prior to November 15, 2001, at a redemption price equal to 108.375% of principal for the 8 3/8% Senior Notes and 108.875% of principal for the 8 7/8% Senior Notes.

    Clark R&M borrowed $125.0 million in November 1997, and an additional $115.0 million in August 1998, under a floating rate term loan agreement expiring in 2004. Of the principal outstanding, 25% must be repaid in 2003. The Floating Rate Loan is a senior unsecured obligation of Clark R&M and bears interest LIBOR plus a margin of 275 basis points. The loan may be repaid in whole or in part at any time at the redemption price of 101.25% of principal through November 1999 and at 100% of principal thereafter.

    The 9 1/2% Senior Notes were issued by Clark R&M in September 1992 and are unsecured. The 9 1/2% Senior Notes are currently redeemable at the Company's option at a redemption price of 102.375% of principal, decreasing to 100% of principal in September 1999.

    The Clark R&M note indentures contain certain restrictive covenants including limitations on the payment of dividends, limitations on the payment of amounts to related parties, limitations on the incurrence of debt, redemption provisions related to change of control, and incurrence of liens. Clark R&M must maintain a minimum net worth of $100 million.

    The scheduled maturities of long-term debt during the next five years are (in millions): 1999 - $3.3 (included in "Accrued expenses and other"); 2000 - $11.0; 2001 - $0.0; 2002 - $0.0; 2003 - $31.3; 2004 and thereafter - $765.4.

Extinguishment of Debt

    In 1997, the Company redeemed its 10 1/2% Senior Notes. As a result, the Company recorded an extraordinary loss of $10.7 million for the redemption premiums ($5.9 million), the write-off of deferred financing costs ($3.7 million), and other related costs ($1.1 million).

Interest and finance costs, net

    Interest and finance costs, net, included in the statements of net and other comprehensive earnings, consisted of the following:

                                             1996          1997          1998
                                          ----------    ----------    ---------
    Interest expense...................     $42.9         $ 44.7        $61.4
    Finance costs......................       6.5           11.0          2.4
    Interest and finance income........      (9.7)         (14.5)        (9.8)
                                            -----         ------        -----
                                             39.7           41.2         54.0
    Capitalized interest...............      (1.0)          (1.4)        (3.0)
                                            -----         ------        -----
    Interest and finance costs, net....     $38.7         $ 39.8        $51.0
                                            =====         ======        =====

    Cash paid for interest expense in 1998 was $56.6 million (1997 - $44.8 million; 1996 - $42.9 million). Accrued interest payable as of December 31, 1998 of $13.3 million (December 31, 1997 - $8.7 million, December 31, 1996 - $6.8 million) was included in "Accrued expenses and other."

10. LEASE COMMITMENTS

    The Company leases certain retail store property and equipment, refinery equipment, office space, and office equipment. Retail leases have lease terms extending as far as 2017, and typically have escalation clauses based on a set amount or increases in the Consumer Price Index. The lease terms for refinery equipment and office space and equipment range from 1 to 8 years with the option to purchase some of the equipment at the end of the lease term at fair market value. The leases generally provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets. As of December 31, 1998, net future minimum lease payments under non-cancelable operating leases were as follows (in millions): 1999- $15.3; 2000- $14.7; 2001 - $14.0; 2002 - $12.8;
2003 - $12.5; and $111.4 in the aggregate thereafter. Rental expense during 1998 was $18.4 million (1997 - $17.0 million; 1996 - $16.5 million).

11. RELATED PARTY TRANSACTIONS

    Clark USA, Inc.

    During 1998, the Company returned $15.0 million of capital to Clark USA for its repayment of interest related to the 10 7/8% Senior Notes.

    During 1997, the Company returned $215.0 million of capital to Clark USA for its repurchase of the Zero Coupon Notes.

    Management Services

    As of December 31, 1998, the Company had a payable to The Blackstone Group ("Blackstone"), an affiliate of its principal shareholder, of $3.2 million (December 31, 1997 - $2.0 million) for annual monitoring fees and transaction fees related to the Lima Acquisition. The Company has an agreement with an affiliate of Blackstone under which Blackstone would receive a monitoring fee equal to $2.0 million per annum (subject to increases relating to inflation and in respect of additional acquisitions by the Company). Affiliates of Blackstone may in the future receive customary fees for advisory services rendered to the Company. Such fees will be negotiated from time to time with the independent members of the Company's board of directors on an arm's-length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

    In connection with the Blackstone Transaction in 1997 (see Note 14 "Equity Recapitalization and Change in Control"), affiliates of Blackstone received fees of $7.0 million, and the Company reimbursed Blackstone for $1.7 million of out-of-pocket expenses related to the Blackstone Transaction and the issuance of the 8 3/8% Senior Notes and 8 7/8% Senior Subordinated Notes.

12. EMPLOYEE BENEFIT PLANS

    Postretirement Benefits Other Than Pensions

    Clark R&M provides health insurance in excess of social security and an employee paid deductible amount, and life insurance to most retirees once they have reached a specified age and specified years of service.

    The following table sets forth the changes in the benefit obligation for the unfunded post retirement health and life insurance plans for 1997 and 1998:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1997          1998
                                                     ----------    ----------
    CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year.......     $29.4         $27.2
    Service costs.................................       1.1           1.2
    Interest costs................................       1.8           2.0
    Actuarial loss (gain).........................      (4.0)          2.3
    Benefits paid.................................      (1.1)         (1.4)
    Lima acquisition..............................       --            4.8
                                                       -----         -----
    Benefit obligation at end of year.............      27.2          36.1
    Unrecognized net gain.........................       3.7           1.4
    Unrecognized prior service benefit............       0.6           0.5
                                                       -----         -----
    Accrued postretirement benefit liability......     $31.5         $38.0
                                                       =====         =====

    The components of net periodic postretirement benefit costs are as follows:

                                                       1996         1997         1998
                                                    ----------   ----------   ----------
    Service costs.................................    $  1.1       $  1.1       $  1.2
    Interest costs................................       2.1          1.8          2.0
                                                      ------       ------       ------
    Net periodic postretirement benefit cost......    $  3.2       $  2.8       $  3.2
                                                      ======       ======       ======

    In measuring the expected postretirement benefit obligation, the Company assumed a discount rate of 7.00% (1997 - 7.50%) as well as a 4.00% (1997 - 4.00%) rate of increase in the compensation level, and utilized a health care cost trend ranging from 7.25% to 8.25% in 1998, grading down to an ultimate rate of 5.25% in 2003. The effect of increasing the average health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1998, by $7.8 million and increase the annual aggregate service and interest costs by $0.7 million. The effect of decreasing the average health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation as of December 31, 1998, by $6.5 million and decrease the annual aggregate service and interest costs by $0.6 million.

    Employee Savings Plan

    The Clark Refining & Marketing, Inc. Retirement Savings Plan and separate Trust (the "Plan"), a defined contribution plan, covers substantially all employees of Clark. Under terms of the Plan, Clark R&M matches the amount of employee contributions, subject to specified limits. Company contributions to the Plan during 1998 were $7.3 million (1997 - $6.5 million; 1996 - $6.4 million).

13.  INCOME TAXES

     Clark provides for deferred taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

     The income tax provision (benefit) is summarized as follows:

                                                      1996           1997           1998
                                                  ------------   ------------   ------------
     Earnings (loss) before provision for
        income taxes
        Continuing operations.................      $  (52.4)      $  (37.0)      $  (24.6)
        Extraordinary item....................          --            (10.7)          --
                                                    --------       --------       --------
                                                    $  (52.4)      $  (47.7)      $  (24.6)
                                                    ========       ========       ========

       Income tax provision (benefit):
        Continuing operations.................      $  (13.9)      $   10.5       $   (3.7)
        Extraordinary item....................          --             --             --
                                                    --------       --------       --------
                                                    $  (13.9)      $   10.5       $   (3.7)
                                                    ========       ========       ========


      Current provision (benefit) - Federal....     $    3.3       $    9.6       $    3.9
                                  - State......          4.8            1.7             .3
                                                    --------       --------       --------
                                                         8.1           11.3            4.2
                                                    --------       --------       --------
     Deferred provision (benefit) - Federal...         (15.2)          (0.9)          (7.9)
                                  - State.....          (6.8)           0.1           --
                                                    --------       --------       --------
                                                       (22.0)          (0.8)          (7.9)
                                                    --------       --------       --------
     Income tax provision (benefit)...........      $  (13.9)      $   10.5       $   (3.7)
                                                    ========       ========       ========

     A reconciliation between the income tax provision computed on pretax income at the statutory federal rate and the actual provision for income taxes is as follows:

                                                   1996           1997           1998
                                               ------------   ------------   ------------
     Federal taxes computed at 35%..........     $  (18.3)      $  (16.7)      $  (8.6)
     State taxes, net of federal effect.....         (1.3)           1.2           0.2
     Nontaxable dividend income.............         (2.4)          (1.9)         (0.4)
     Valuation allowance....................          6.1           28.4           2.3
     Other items, net.......................          2.0           (0.5)          2.8
                                                 --------       --------       -------
     Income tax provision (benefit).........     $  (13.9)      $   10.5       $  (3.7)
                                                 ========       ========       =======

    The following represents the approximate tax effect of each significant temporary difference, giving rise to deferred tax liabilities and assets:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        1997           1998
                                                    ------------   ------------
    Deferred tax liabilities:
       Property, plant and equipment.............     $   96.3       $  110.2
       Turnaround costs..........................         13.1           14.1
       Other.....................................          0.8            3.6
                                                      --------       --------
                                                         110.2          127.9
                                                      --------       --------
    Deferred tax assets:
       Alternative minimum tax credit............         12.0           18.8
       Trademarks................................          4.5            4.5
       Environmental and other future costs......         20.3           23.4
       Tax loss carryforwards....................         87.4           67.0
       Inventory.................................          3.1           45.2
       Other.....................................         17.4           13.6
                                                      --------       --------
                                                         144.7          172.5
                                                      --------       --------
    Valuation allowance..........................        (34.5)         (36.8)
                                                      --------       --------
    Net deferred tax asset.......................     $   --         $    7.8
                                                      ========       ========

    As of December 31, 1998, Clark has made net cumulative payments of $18.8 million under the Federal alternative minimum tax system, which are available to reduce future regular income tax payments. As of December 31, 1998, Clark had a Federal net operating loss carryforward of $160.2 million and Federal business tax credit carryforwards in the amount of $3.7 million. Such operating losses and tax credit carryforwards have carryover periods of 15 years (20 years for losses and credits originating in 1998 and years thereafter) and are available to reduce future tax liabilities through the year ending December 31, 2018.

    The valuation allowance as of December 31, 1998 was $36.8 million (1997 - $34.5 million). In calculating the increase in the valuation allowance, Clark assumed as future taxable income only future reversals of existing taxable temporary differences and available tax planning strategies.

    Section 172 of the Internal Revenue Code ("Code") allows a 10-year carryback period for specified liability losses, as defined. During 1997 and 1998, Clark filed federal and state refund claims based upon the carryback of $85.6 million of specified liability losses. The carryback of specified liability losses has reduced Clark's Federal net operating loss carryforward as of December 31, 1998 to $160.2 million. The refund claims, if fully recovered, would provide a current tax benefit of $18.2 million. In addition, the refund claims, if fully recovered, would recharacterize $15.2 million of deferred tax assets from tax loss carryforwards to alternative minimum tax credit carryforwards. However,
Section 172 of the Code is an unsettled area of the law and the refund claims are currently under audit examination. Of the total potential current tax benefit, Clark has recognized $7.6 million.

    During 1998, Clark USA received net federal cash refunds of $10.2 million and during 1997 and 1996, made Federal tax payments of $5.0 million and $2.7 million, respectively. The Company provides for its portion of such consolidated refunds and liability under its tax sharing agreement with Clark USA. During 1998, Clark made net cash state tax payments of $1.3 million (1997- $2.6 million; 1996 - $0.6 million).

    Section 382 of the Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 1997 as a result of the purchase of a majority interest in the Company by an affiliate of Blackstone (see Note 14 "Equity Recapitalization and Change in Control"). However, based upon the existence of future taxable income from reversals of existing taxable temporary differences and available tax planning strategies, management believes such limitation will not restrict the Company's ability to significantly utilize the net operating losses over the allowable carryforward periods.


14. EQUITY RECAPITALIZATION AND CHANGE IN CONTROL

    On November 3, 1997, Blackstone acquired the 13,500,000 shares of Common Stock of Clark USA previously held by TrizecHahn and certain of its subsidiaries (the "Blackstone Transaction"), as a result of which Blackstone obtained a controlling interest in the Clark USA.

    In 1997, the Company recorded a charge to operations in the amount of $49.0 million for recapitalization expenses, asset write-offs, and other charges incurred in connection with the Company's equity recapitalization and change in control. The total charge includes $21.8 million of asset write-offs principally related to an investment in a project initiated to produce low-sulfur diesel fuel at the Hartford refinery (the "DHDS Project"); $10.7 million of transaction, advisory, and monitoring fees related to the Blackstone Transaction; and $16.5 million resulting from a change in strategic direction primarily for certain environmental, legal and other accruals related to existing actions.

    In 1992, the DHDS Project was delayed based on internal and third party analysis that indicated an oversupply of low-sulfur diesel fuel capacity in the Company's market. Based on the analysis, the Company projected relatively narrow price differentials between low and high sulfur products. In December 1997, subsequent to the Blackstone Transaction, the Company determined that certain equipment purchased for the DHDS Project would yield a higher value being utilized at the Hartford and Port Arthur refineries, rather than remaining idle until the diesel fuel differentials widened sufficiently to justify completing the DHDS Project. As a result of this decision, the equipment was written down to its fair market value.


15. STOCK OPTION PLANS

    The Company has adopted a compensatory Long-Term Performance Plan (the "Performance Plan"). Under the Performance Plan, designated employees, including executive officers, of the Company and its subsidiaries and other related entities are eligible to receive awards in the form of stock options, stock appreciation rights, and stock grants.

    An aggregate of 1,250,000 shares of Clark USA Inc., Common Stock may be awarded under the Performance Plan, either from authorized, unissued shares which have been reserved for such purpose or from shares purchased on the open market, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the outstanding Common Stock of the Company. The options normally extend for 10 years and become fully vested within 3 years of the grant date, or with a change of control, as defined in the Plan. Also upon change of control, participants are entitled to a cash payment in an amount equal to the difference between the option price and either the final offer price in a tender or exchange offer or a price determined by the Compensation Committee. The Blackstone Transaction constituted a change in control under the Plan, which caused all granted shares to become fully vested,
but did not invoke any cash payments.   The stock options granted may not be
sold or otherwise transferred, and are not exercisable until after a public offering of stock is completed by the Company. Stock granted under this plan is priced at the fair market value at the date of grant.

    No stock options have been granted under the Performance Plan since 1995. As of December 31, 1998, 323,750 stock options were outstanding (1997 - 531,500; 1996 - 549,000) at an exercise price of $15 per share. No shares were exercised in 1998 or 1997, and 207,750 and 17,500 shares were forfeited in 1998 and 1997, respectively. As of December 31, 1998, 323,750 shares were fully vested (1997-531,500).

16. SEGMENT REPORTING

The following tables set forth financial data by operating segments for the years ended December 31, 1998, 1997, and 1996:

----------------------------------------------------------------------------------------------------------------
                  1998                       REFINING       RETAIL       OTHER       ELIMINATION        TOTAL
----------------------------------------------------------------------------------------------------------------
Outside revenue.........................     $ 3,102.4     $  938.8     $   --        $     --       $ 4,041.2
Intersegment revenues...................         478.1         --           --            (478.1)         --
                                            --------------------------------------------------------------------
    Total revenues......................     $ 3,580.5     $  938.8     $   --        $   (478.1)    $ 4,041.2
                                            ====================================================================

Operating contribution..................     $   108.9     $   37.5     $  (20.5)     $     --       $   125.9
Inventory timing adjustments (a)........         (15.8)        --           --              --           (15.8)
Inventory write-down to market..........          --           --          (87.1)           --           (87.1)
Depreciation and amortization...........         (53.0)       (13.7)        (1.4)           --           (68.1)
Recapitalization, asset write-offs and
    other costs.........................          --           --            2.2            --             2.2
Gain on sale of equity pipeline.........          --           --           69.3            --            69.3
                                            --------------------------------------------------------------------
Operating income (loss).................     $    40.1     $   23.8     $  (37.5)     $     --            26.4
                                            =======================================================
Net interest expense....................                                                                 (51.0)
Income tax benefit......................                                                                   3.7
                                                                                                    ------------
Net loss................................                                                             $   (20.9)
                                                                                                    ============

Total  assets...........................     $ 1,202.2     $  235.6     $   86.0      $    (18.1)    $ 1,505.7
                                            ====================================================================
Capital expenditures....................     $    96.5     $   28.7     $    4.9      $       --     $   130.1
                                            ====================================================================

----------------------------------------------------------------------------------------------------------------
                  1997                       REFINING       RETAIL       OTHER       ELIMINATION        TOTAL
----------------------------------------------------------------------------------------------------------------
Outside revenue........................      $ 3,184.4     $ 1,151.3    $    --       $     --       $ 4,335.7
Intersegment revenues..................          695.6          --           --          (695.6)          --
                                            --------------------------------------------------------------------
    Total revenues.....................      $ 3,880.0     $ 1,151.3    $    --       $  (695.6)     $ 4,335.7
                                            ====================================================================

Operating contribution.................      $   167.9     $    22.9    $  (17.4)           --       $   173.4
Inventory timing adjustments (a).......          (41.2)         --           --             --           (41.2)
Inventory write-down to market.........           --            --         (19.2)           --           (19.2)
Depreciation and amortization..........          (44.9)        (14.5)       (1.8)           --           (61.2)
Recapitalization, asset write-offs
    and other costs....................           --            --         (49.0)           --           (49.0)
                                            --------------------------------------------------------------------
Operating income (loss)................      $    81.8     $     8.4    $  (87.4)     $     --       $     2.8
                                            =======================================================
Net interest expense...................                                                                  (39.8)
Income tax provision...................                                                                  (10.5)
Extinguishment of debt.................                                                                  (10.7)
                                                                                                    ------------
Net loss...............................                                                              $   (58.2)
                                                                                                    ============

Total assets...........................      $   786.8     $   248.4    $  253.7      $   (28.0)     $ 1,260.9
                                            ====================================================================
Capital expenditures...................      $     32.0    $   45.7     $    4.0      $       --     $    81.7
                                            ====================================================================

-----------------------------------------------------------------------------------------------------------------
                  1996                        REFINING       RETAIL       OTHER       ELIMINATION       TOTAL
-----------------------------------------------------------------------------------------------------------------
Outside revenue.......................       $ 3,944.0     $ 1,128.7     $   --         $    --       $ 5,072.7
Intersegment revenues.................           712.9          --           --            (712.9)         --
                                            ---------------------------------------------------------------------
    Total revenues....................       $ 4,656.9     $ 1,128.7     $   --         $  (712.9)    $ 5,072.7
                                            =====================================================================

Operating contribution................       $    25.6     $    25.2     $  (14.6)      $    --       $    36.2
Inventory timing adjustments (a)......           ( 1.5)         --           --              --            (1.5)
Depreciation and amortization.........           (34.2)        (12.7)       ( 1.5)           --           (48.4)
                                            ---------------------------------------------------------------------
Operating income (loss)...............       $   (10.1)    $    12.5     $  (16.1)      $    --           (13.7)
                                            =======================================================
Net interest expense..................                                                                    (39.7)
Income tax benefit....................                                                                     13.9
                                                                                                     ------------
Net loss..............................                                                                $   (38.5)
                                                                                                     ============
Capital expenditures..................       $    19.4     $    24.6     $    1.0       $    --       $    45.0
                                            =====================================================================

(a) The inventory timing adjustments represent timing differences between when crude oil is actually purchased and refined products are actually sold and a daily "market in, market out" operations measurement methodology for the refining division.

    Clark R&M's operating segments reflect the format that Clark R&M's management uses to make operating decisions and assess performance. The refining segment includes the processing, storage and sale of refined products including intersegment sales to the retail segment. The retail segment includes the sale of fuel and convenience products at retail stores. All of the Company's refining and retail operations are within the Central United States.


17. SUBSEQUENT EVENTS

    In February 1999, the Company announced that it would solicit buyers for its marketing operation. The assets offered include all company-operated retail stores, the Clark trade name, certain wholesale sales activities and certain distribution terminals. This action was taken to allow the Company to focus its financial resources and management attention on the continued improvement and expansion of its refining business that it believes will generate higher future returns.


19. COMMITMENTS AND CONTINGENCIES

    Clark R&M is subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters. Among those actions and proceedings are the following:

    Clark R&M is the subject of a purported class action lawsuit related to an on-site electrical malfunction at Clark R&M's Blue Island Refinery on October 7, 1994, which resulted in the release to the atmosphere of used catalyst containing low levels of heavy metals, including antimony, nickel and vanadium. This release resulted in the temporary evacuation of certain areas near the refinery, including a high school, and approximately fifty people were taken to area hospitals. Clark R&M offered to reimburse the medical expenses incurred by persons receiving treatment. The purported class action lawsuit was filed on behalf of various named individuals and purported plaintiff classes, including residents of Blue Island, Illinois and Eisenhower High School students, alleging claims based on common law nuisance, negligence, willful and wanton negligence and the Illinois Family Expense Act as a result of this incident. Plaintiffs seek to recover damages in an unspecified amount for alleged medical expenses, diminished property values, pain and suffering and other damages. Plaintiffs also seek punitive damages in an unspecified amount.

    While it is not possible at this time to establish the ultimate amount of liability with respect to the Company's contingent liabilities, Clark R&M and the Company are of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on their financial position; however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

    In March 1998, the Company entered into a long-term crude oil supply agreement with PMI, an affiliate of Petroleos Mexicanos, the Mexican state oil company, which provides the Company with the foundation necessary to continue developing a project to upgrade the Port Arthur refinery to process primarily lower-cost, heavy sour crude oil. The project is expected to cost $600-$700 million and include the construction of additional coking and hydrocracking capability, and the expansion of crude unit capacity to approximately 250,000 barrels per day. Although the Company, Clark USA and its shareholders are currently evaluating alternatives for financing the project, it is expected that the financing will be on a non-recourse basis to the Company. The oil supply agreement with PMI and the construction work-in-progress are expected to be transferred for value to a non-recourse entity that will likely be an affiliate of, but not be controlled by, the Company and its subsidiaries. The Company expects to enter into agreements with its affiliate pursuant to which the Company would provide certain operating, maintenance and other services and would purchase the output from the new coking and hydrocracking equipment for further processing into finished products. The Company expects to receive compensation under these agreements at fair market value that is expected to be favorable to the Company.

    In the event the project financing cannot be completed on a non-recourse basis to the Company as contemplated, the restrictions in the Company's existing debt instruments would likely prohibit the Company and its subsidiaries from raising the financing themselves and thus completing the project. Notwithstanding the foregoing, however, the Company has begun entering into purchase orders, some of which contain cancellation penalties and provisions, for material, equipment and services related to this project. As of December 31, 1998, non-cancelable amounts of approximately $80 million had accumulated under these purchase orders. Additional purchase orders and commitments have been made and are expected to continue to be made during 1999. If the project were cancelled, the Company would be required to pay a termination fee of approximately $200,000 per month to PMI from September 1, 1998 to the cancellation date. In addition, the Company would be subject to payment of the non-cancelable commitments and required to record a charge to earnings for all expenditures to date. Although the financing is expected to be completed in the first half of 1999, there can be no assurance that the financing for the project will be successful or that the project can be completed as contemplated.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Clark Refining & Marketing, Inc.

                                  By:  /s/ William C. Rusnack
                                      ------------------------------------------
                                                   William C. Rusnack
                                         President and Chief Executive Officer

March 29, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             SIGNATURE                                     TITLE                               DATE
             ---------                                     -----                               ----
       /s/ William C. Rusnack           Director, Chief Executive Officer                 March 29, 1999
       ----------------------
         William C. Rusnack               and President

       /s/ Marshall A. Cohen            Director and Chairman of the Board                March 29, 1999
       ---------------------
          Marshall A. Cohen

        /s/ David I. Foley              Director                                          March 29, 1999
        ------------------
          David I. Foley

      /s/ Glenn H. Hutchins             Director                                          March 29, 1999
      ---------------------
         Glenn H. Hutchins

      /s/ David A. Stockman             Director                                          March 29, 1999
      ---------------------
         David A. Stockman

        /s/ Maura J. Clark              Executive Vice President, Corporate               March 29, 1999
        ------------------
          Maura J. Clark                  Development and Chief Financial Officer
                                          (Principal Financial Officer)

      /s/ Dennis R. Eichholz            Controller and Treasurer (Principal               March 29, 1999
      ----------------------
        Dennis R. Eichholz                Accounting Officer)


March 29, 1999