Form 10-Q
period 1999-03-31
CLARK REFINING & MARKETING INC
filed 1999-05-17
CIK 20762

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-Q



X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1999

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

	Number of shares of registrant's common stock, $.01 par value, outstanding as of May 14, 1999: 100, all of which were owned by Clark USA, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Clark Refining & Marketing, Inc:


We have reviewed the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. and Subsidiaries (the "Company") as of March 31, 1999, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 1998 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Deloitte & Touche LLP




St. Louis, Missouri
May 14, 1999

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (dollars in millions, except share data)


                                     Reference     December 31,   March 31,
                                        Note          1998          1999
                                     ----------   ------------   ----------
      ASSETS                                                     (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                       $    147.5    $   103.3
   Short-term investments                                 4.5          4.8
   Accounts receivable                                  130.9        141.6
   Receivable from affiliates                             2.3          3.0
   Inventories                           3              267.7        277.4
   Prepaid expenses and other                            28.8         27.2
   Net assets helf for sale              7              141.0        141.8
                                                   ------------   ----------
      Total current assets                              722.7        699.1

PROPERTY, PLANT AND EQUIPMENT, NET                      627.3        659.2
OTHER ASSETS                            4,5              93.8        113.2
                                                  ------------   ----------
                                                   $  1,443.8    $ 1,471.5
                                                  ============   ==========

      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $    250.3    $    237.1
   Payable to affiliates                                 25.2          25.7
   Accrued expenses and other            5               64.4          68.6
   Accrued taxes other than income                       25.9          26.9
                                                  ------------   ----------
      Total current liabilities                         365.8         358.3

LONG-TERM DEBT                                          805.2         804.4
OTHER LONG-TERM LIABILITIES                              47.8          48.1
COMMITMENTS AND CONTINGENCIES            8                 --            --

STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per share;
    1,000 shares authorized and 100 shares
    issued and outstanding)                                --            --
   Paid-in capital                                      234.2         234.2
   Retained earnings (deficit)                           (9.2)         26.5
                                                   ------------  -----------
                                                        225.0         260.7
                                                   ------------  -----------
                                                   $  1,443.8     $ 1,471.5
                                                   ============  ===========

        The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (dollars in millions)

                                                   For the three months
                                                      ended March 31,
                                                ----------------------------
                                    Reference
                                      Note           1998           1999
                                   -----------  -------------  -------------
                                                 (unaudited)     (unaudited)

NET SALES AND OPERATING REVENUES                  $  589.6        $   802.9

EXPENSES:
   Cost of sales                                    (497.7)          (726.1)
   Operating expenses                                (77.5)           (97.1)
   General and administrative expenses               (10.8)           (13.2)
   Depreciation                                       (6.4)            (8.7)
   Amortization                         4             (5.9)            (5.1)
   Inventory recovery (write-down)
      to market                         3            (22.7)            96.2
                                                -------------  -------------
                                                    (621.0)          (754.0)
                                                -------------  -------------
OPERATING INCOME (LOSS)                              (31.4)            48.9

   Interest expense and finance
      income, net                      4,5           (11.0)           (16.2)
                                                -------------  -------------
EARNINGS (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                    (42.4)            32.7

   Income tax (provision) benefit        6            (0.2)             1.1
                                                -------------  -------------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS           (42.6)            33.8

   Discontinued operations, net of
     income taxes of $1.1 (1998 - $--)   7            (0.1)             1.9
                                                -------------  -------------
NET EARNINGS (LOSS)                              $   (42.7)     $      35.7
                                                =============  =============

        The accompanying notes are an integral part of these statements.

                  CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (dollars in millions)

                                                   For the three months
                                                      ended March 31,
                                                ----------------------------
                                                    1998          March 31,
                                                -------------  -------------
                                                 (unaudited)     (unaudited)
CASH FLOWS OPERATING ACTIVITIES:
   Net earnings (loss)                             $  (42.7)       $   35.7
   Discontinued operations                              0.1            (1.9)

   Adjustments:
      Depreciation                                      6.4             8.7
      Amortization                                      6.4             6.4
      Inventory (recovery) write-down to market        22.7           (96.2)
      Other                                            (1.3)           (1.1)

   Cash provided by (reinvested in) working capital
      Accounts receivable, prepaid expenses and other  13.5            (9.3)
      Inventories                                     (44.6)           86.5
      Accounts payable, accrued expenses, taxes
        other than income and other                   (55.0)           (8.1)
                                                -------------  -------------
          Net cash provided by (used in)
            operating activities                      (94.5)           20.7
                                                -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                   --            (3.2)
   Sales and maturities of short-term investments        --             2.9
   Expenditures for property, plant and equipment      (5.8)          (40.6)
   Expenditures for turnaround                         (3.5)          (24.3)
   Discontinued operations                              7.3             1.1
                                                -------------  -------------
           Net cash used in financing
             activities                                (2.0)          (64.1)
                                                -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt payments                             (4.1)           (0.8)
                                                -------------  -------------
      Net cash used in financing activities            (4.1)           (0.8)
                                                -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (100.6)          (44.2)
CASH AND CASH EQUIVALENTS, beginning of period        288.1           147.5
                                                -------------  -------------
CASH AND CASH EQUIVALENTS, end of period          $   127.5      $    103.3
                                                =============  =============

        The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark Refining & Marketing, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1999
(tabular dollar amounts in millions of US dollars)

1.	Basis of Preparation

	The consolidated interim financial statements of Clark Refining & Marketing, Inc. and Subsidiaries (the "Company") have been reviewed by independent accountants. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The financial statements are presented in accordance with the disclosure requirements for Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

	The Company has made certain reclassifications to the prior period to conform to current period presentation.

2.	Accounting Changes

        In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt this statement effective January 1, 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair value will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities, and firm commitments or, for forecasted transactions, deferred and recorded as a component of comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be recognized in earnings immediately. The Company is currently evaluating when it will adopt this standard and the impact of the standard on the Company.
The impact of SFAS No. 133 will depend on a variety of factors, including future interpretive guidance, the future level of hedging activity, the types of hedging instruments used, and the effectiveness of such instruments.

3.	Inventories

	The carrying value of inventories consisted of the following:

                                                     December 31,    March 31,
                                                         1998           1999
                                                    -------------  ------------
        Crude oil ................................   $   165.3       $   89.7
        Refined and blendstocks ..................       186.4          176.1
        LIFO inventory value excess over market ..      (105.8)          (9.6)
        Warehouse stock and other ................        21.8           21.2
                                                    -------------  ------------
                                                     $   267.7       $  277.4
                                                    =============  ============

4.	Other Assets

	Amortization of deferred financing costs for the three-month period ended March 31, 1999 was $1.2 million (1998- $0.5 million) and was included in "Interest and finance costs, net."

	Amortization of refinery maintenance turnaround costs for the three-month period ended March 31, 1999 was $5.1 million (1998- $5.9 million).

5.	Interest and Finance Costs, net

	Interest and finance costs, net, consisted of the following:

                                                     For the three months
                                                        ended March 31,
                                                    ----------------------
                                                       1998        1999
                                                    ----------  ----------
        Interest expense ........................    $  13.6     $  18.6
        Financing costs .........................        0.4         1.3
        Interest and finance income .............       (2.6)       (1.7)
                                                    ----------  ----------
                                                        11.4        18.2
        Capitalized interest ....................       (0.4)       (2.0)
                                                    ----------  ----------
          Interest and finance costs, net            $  11.0     $  16.2
                                                    ==========  ==========


	Cash paid for interest expense for the three-month period ended March 31, 1999 was $19.0 million (1998- $11.9 million). Accrued interest payable as of March 31, 1999 of $12.8 million (December 31, 1998- $13.3 million) was included in "Accrued expenses and other."

6.	Income Taxes

   The Company received net cash income tax refunds totaling $0.4 million during the first quarter of 1999 (1998 - net cash income tax payments of $0.3 million). The income tax provision (benefit) related to Discontinued Operations for the three-month period ended March 31, 1999 was $1.1 million (1998 - nil). The income tax provision (benefit) for Continuing Operations for the same periods was $(1.1) million and $0.2 million, respectively, which reflects the intraperiod utilization of net operating losses.

7.	Disposition of Retail Division

  	In May, 1999, the Company signed a definitive agreement to sell its retail marketing operation in a recapitalization transaction to a company controlled by Apollo Management L.P. for cash proceeds of approximately $230 million.
An affiliate of the Company's principal shareholder will hold a six percent equity interest in the retail marketing operation. As part of the sale agreement, the Company also entered into a two-year, market-based supply agreement for refined products that will be provided to the retail business through the Company's Midwest refining and distribution network. This network was not included in the sale. The supply agreement may be cancelled with 90 days notice by the buyer

  	The sale of the business is expected to close in the third quarter of 1999. The retail marketing operation sold included all Company-operated retail stores, approximately 200 independently-operated, Clark-branded stores and the Clark trade name. Accordingly, the operating results of the retail marketing operations, including the provision for income taxes, have been segregated from the Company's continuing operations and reported as a separate line item as Discontinued Operations in the Consolidated Statements of Operations for all periods presented.

	The retail operations' net sales revenue for the three-month period ended March 31, 1999 was $202.8 million (1998 - $234.0 million). The components of "Net assets held for sale" included in the Company's Consolidated Balance
Sheets for March 31, 1999 and December 31, 1998 are as follows:


                                                December 31,      March 31,
                                                   1998              1999
                                              ---------------  -------------
        Current Assets .....................    $   43.0          $  48.9
        Noncurrent Assets ..................       187.5            182.2
                                              ---------------  -------------
        Total Assets .......................       230.5            231.1
                                              ---------------  -------------
        Current Liabilities ................        62.7             61.8
        Noncurrent Liabilities .............        26.8             27.5
                                              ---------------  -------------
        Total Liabilities ..................        89.5             89.3
                                              ---------------  -------------
        Net Assets Held For Sale                $  141.0          $ 141.8
                                              ===============  =============

8.	Commitments and Contingencies

	Clark USA and the Company are subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters.
While it is not possible at this time to establish the ultimate amount of liability with respect to such contingent liabilities, Clark USA and the Company are of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on their financial position, however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

	In March 1998, the Company announced that it had entered into a long-term crude oil supply agreement with P.M.I. Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company.
The contract provided the Company with the foundation necessary to continue developing a project to upgrade its Port Arthur, Texas refinery to process primarily lower-cost, heavy sour crude oil. The project is expected to cost $600-$700 million and includes the construction of additional coking and hydrocracking capability, and the expansion of crude unit capacity to approximately 250,000 barrels per day. Although the Company and its shareholders are currently evaluating alternatives for financing the project, it is expected that the financing will be on a non-recourse basis to the Company. The oil supply agreement with PMI and the construction work-in-progress are expected to be transferred for value to a non-recourse entity that will likely be an affiliate of, but not be controlled by, the Company and its subsidiaries. The Company expects to enter into agreements with this affiliate pursuant to which the Company would provide certain operating, maintenance and other services and would purchase the output from the new coking and hydrocracking equipment for further processing into finished products. The Company expects to receive compensation under these agreements at fair market value that is expected to be favorable to the Company.

	In the event the project financing cannot be completed on a non-recourse basis to the Company as contemplated, the restrictions in the Company's existing debt instruments would likely prohibit the Company and its subsidiaries from raising the financing themselves and thus completing the project. Notwithstanding the foregoing, however, the Company has begun entering into purchase orders, some of which contain cancellation penalties and provisions, for material, equipment and services related to this project.
As of March 31, 1999, non-cancelable amounts of approximately $65 million had accumulated under these purchase orders. Additional purchase orders and commitments have been made and are expected to continue to be made during 1999. If the project were cancelled, the Company would be required to pay a termination fee of $200,000 per month to PMI from September 1, 1998 to the cancellation date. In addition, the Company would be subject to payment of the non-cancelable commitments and required to record a charge to earnings for all expenditures to date. Although the financing is expected to be completed by mid-1999, there can be no assurance that the financing for the project will be successful or that the project can be completed as contemplated.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Financial Highlights

	The following table reflects the Company's financial and operating highlights for the three month periods ended March 31, 1998 and 1999. All amounts listed are dollars in millions, except per barrel information. The table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.

Operating Income:

                                                 For the three months
                                                    ended March 31,
                                              ---------------  ------------
                                                    1998           1999
                                              ---------------  ------------
Port Arthur Refinery
        Crude oil throughput (m bbls/day)          222.2           213.0
        Production (m bbls/day)                    218.9           214.0
        Gross margin ($/barrel of production)    $  3.89        $   2.10
        Gulf Coast 3/2/1 crack spread ($/barrel)    2.50            1.21
        Operating expenses                         (45.4)          (40.2)
        Net margin                               $  31.3        $    0.2

Midwest Refineries and Other
        Crude oil throughput (m bbls/day)          109.5           242.4
        Production (m bbls/day)                    116.1           261.4
        Gross margin ($/barrel of production)    $  2.74        $   1.22
        Chicago 3/2/1 crack spread ($/barrel)       2.65            1.79
        Operating expenses                         (32.1)          (56.9)
        Net margin                               $  (3.5)       $  (28.2)

General and administrative expenses                (10.8)          (13.2)
                                              ---------------  ------------
        Operating Contribution                      17.0           (41.2)
Inventory timing adjustment gain (loss) (a)        (13.4)            7.7
Inventory recovery (write-down) to market          (22.7)           96.2
Depreciation and amortization                      (12.3)          (13.8)
                                              ---------------  ------------
        Operating income (loss)                  $ (31.4)        $  48.9
                                              ===============  ============


(a)	Includes gains and losses caused by the timing differences between when crude oil is actually purchased and refined products are actually sold, and a daily "market in, market out" operations measurement methodology.

	In the first quarter of 1999, the Company recorded net earnings from continuing operations of $33.8 million versus a loss of $42.6 million in the same period a year ago. Net earnings in 1999 benefited from an increase in crude oil prices during the quarter as demonstrated by the over $4.60 per barrel in WTI crude oil prices along with a larger increase in refined product prices. This increase resulted in inventory gains of $103.9 million as compared to inventory losses of $36.1 million in 1998. In 1999, these inventory gains were made up of a recovery of previous non-cash inventory writedowns of $96.2 million (1998 - loss of $22.7 million) and the cash benefit of the price increases on the lag between crude oil purchases and product sales of $7.7 million (1998 - loss of $13.4 million).

	Net sales and operating revenues increased approximately 36% in the first three months of 1999 as compared to the same period of 1998. This increase was due to additional sales volumes principally resulting from the acquisition of the Lima refinery in August 1998 that were only partially offset in the period by lower average petroleum prices.

        Operating Contribution (earnings before interest, depreciation, amortization, inventory-related items and taxes) was a loss of $41.2 million in the first quarter of 1999, which was below the Operating Contribution of $17.0 million in the same period a year ago principally due to lower refining margins. Gulf Coast refining margin indicators decreased $1.29 per barrel and Midwest indicators decreased $0.86 per barrel in the first quarter of 1999 as the third consecutive warmer-than-normal winter heating season bloated industry inventories. In addition, discounts for heavy and sour crude oil were compressed relative to year-ago levels. This compression was due to the low absolute crude oil prices, reduced Canadian heavy sour crude oil production, and OPEC production cuts disproportionately affecting heavy crude oil barrels.

	Crude oil throughput and related production in the Company's Midwest refineries was higher in the first quarter of 1999 principally because of the addition of the Lima refinery in August 1998. However, the increase in production resulting from the Lima refinery was partially offset by a reduction in throughput due to the poor refining margins, a leak in a major interstate crude oil pipeline supplying the Midwest refineries and lower throughput associated with a maintenance turnaround at the Lima refinery.
The lower production associated with the maintenance turnaround resulted in a lost margin opportunity of approximately $5 million for the quarter. Crude oil throughput and production was also reduced at the Port Arthur refinery due to the poor first quarter 1999 refining margins.

	Midwest refining operating expenses increased because of the addition of the Lima refinery. Port Arthur operating expenses were reduced in the first quarter of 1999 due to lower maintenance and gain sharing expenses and the positive impact of lower natural gas prices on fuel costs.

Other Financial Highlights

	General and administrative expenses increased in the first quarter of 1999 over the comparable periods of 1998 principally because of costs related to the addition of the Lima refinery and costs associated with year 2000 remediation and upgrades. The Company has expended $3.1 million from inception of its year 2000 program through March 31, 1999. The Company is on target with its year 2000 program that is discussed in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

	Interest and finance costs, net for the three months ended March 31, 1999 increased over the comparable period in 1998 principally because of increased debt associated with the acquisition of the Lima refinery. Depreciation and amortization expense also increased in the three months ended March 31, 1999 over the comparable period in 1998 principally because of the acquisition of the Lima refinery.

Sale of Retail Division

	In May 1999, the Company signed a definitive agreement to sell its retail marketing operation in a recapitalization transaction to a company controlled by Apollo Management L.P. for cash proceeds of approximately $230 million.
See Exhibit 10.0 Asset Contribution and Recapitalization Agreement. An affiliate of the Company's principal shareholder will hold a six percent equity interest in the retail marketing operation. As part of the sale agreement, the Company also entered into a two-year market-based supply agreement for refined products that will be provided to the retail business through the Company's Midwest refining and distribution network. This network was not included in the sale. The supply agreement may be cancelled with 90 days notice by the buyer. The retail marketing operation is being sold in order to allow the Company to focus its human and financial resources on the continued improvement and expansion of its refining business, which it believes will generate higher future returns.

	The retail marketing operations were classified as a discontinued operation and the results of operations were excluded from continuing operations in the consolidated statements of operations for the periods ending
March 31, 1998 and 1999.  A gain on the sale is expected to be recognized and the transaction is expected to close in the third quarter of 1999.
The retail marketing operation sold includes all Company-operated retail stores, approximately 200 independently-operated, Clark-branded stores and the Clark trade name.

Liquidity and Capital Resources

	Net cash used in operating activities, excluding working capital changes, for the three months ended March 31, 1999 was $48.4 million compared to cash used of $8.4 million in the year-earlier period. Working capital as of March
31, 1999 was $340.8 million, a 1.95-to-1 current ratio, versus $356.9 million as of December 31, 1998, a 1.97-to-1 current ratio. Working capital at December 31, 1998 and March 31, 1999 included the retail division net assets held for sale. Total working capital decreased in the first quarter of 1999 principally due to the cash used in operating activities and significant capital expenditures, which were only partially offset by the positive impact of increased petroleum prices on inventory.

	In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products.
The Company has in place a credit agreement (the "Credit Agreement") which provides for borrowings and the issuance of letters of credit up to the lesser of $700 million, or the amount of a borrowing base calculated with respect to the Company's cash, short-term investments, eligible receivables and hydrocarbon inventories.  Direct borrowings under the Credit Agreement are limited to the principal amount of $150 million.  Borrowings under the Credit
Agreement are secured by a lien on substantially all of the Company's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks.  The amount available under the borrowing base associated with such facility at March 31, 1999 was $450 million and approximately $292 million of the facility was utilized for letters of credit.  As of March 31,
1999, there were no direct borrowings under the Credit Agreement.  The Credit
Agreement expires on December 31, 1999 and the Company expects to amend or replace the agreement by the end of 1999.

	Cash flows used in investing activities in the first three months of 1999 were $64.1 million as compared to $2.0 million in the year-earlier period.
Cash flow used in investing activities in 1999 was higher than the previous year's first quarter principally due to increased scheduled maintenance turnaround expenditures at the Lima and Port Arthur refineries ($24.3 million), and increased capital expenditures. Expenditures for property, plant and equipment totaled $40.6 million (1998 - $5.8 million) in the first three months of 1999 principally related to a project to upgrade the Port Arthur refinery to allow it to process up to 80% heavy sour crude oil ($33.3 million).

	In March 1998, the Company announced that it had entered into a long-term crude oil supply agreement with P.M.I. Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company.
The contract provided the Company with the foundation necessary to continue developing a project to upgrade its Port Arthur, Texas refinery to process primarily lower-cost, heavy sour crude oil. The project is expected to cost $600-$700 million and includes the construction of additional coking and hydrocracking capability, and the expansion of crude unit capacity to approximately 250,000 barrels per day. Although the Company and its shareholders are currently evaluating alternatives for financing the project, it is expected that the financing will be on a non-recourse basis to the Company. The oil supply agreement with PMI and the construction work-in-progress are expected to be transferred for value to a non-recourse entity that will likely be an affiliate of, but not be controlled by, the Company and its subsidiaries. The Company expects to enter into agreements with this affiliate pursuant to which the Company would provide certain operating, maintenance and other services and would purchase the output from the new coking and hydrocracking equipment for further processing into finished products. The Company expects to receive compensation under these agreements at fair market value that is expected to be favorable to the Company.

	In the event the project financing cannot be completed on a non-recourse basis to the Company as contemplated, the restrictions in the Company's existing debt instruments would likely prohibit the Company and its subsidiaries from raising the financing themselves and thus completing the project. Notwithstanding the foregoing, however, the Company has begun entering into purchase orders, some of which contain cancellation penalties and similar provisions, for material, equipment and services related to this project. As of March 31, 1999, non-cancelable amounts of approximately $65 million had accumulated under these purchase orders. Additional purchase orders and commitments have been made and are expected to continue to be made during 1999. If the project were canceled, the Company would be required to pay a termination fee of $200,000 per month to PMI from September 1, 1998 to the cancellation date. In addition, the Company would be subject to payment of the non-cancelable commitments and required to record a charge to earnings for all expenditures to date. Although the financing is expected to be completed by mid-1999, there can be no assurance that the financing for the project will be successful or that the project can be completed as contemplated.

	Cash flows used in financing activities for first quarter of 1999 decreased as compared to the same period in 1998 principally because of the repurchase in 1998 of the Company's 9 1/2% Senior Unsecured Notes, due 2004 tendered under its required Change of Control offer ($3.3 million).

	Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year, excluding the Port Arthur heavy sour crude oil upgrade project which the Company expects to finance by mid-1999. Future working capital investments, discretionary or non-discretionary capital expenditures, or acquisitions may require additional debt or equity financing.


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

	Even though the Company believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. There are many reasons why actual results could, and probably will, differ from those contemplated in the Company's forward-looking statements. These include changes in:

*  Industry-wide refining margins
* Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between (or internal instability in) one or more oil-producing countries
*  Market volatility due to world and regional events
*  Availability and cost of debt and equity financing
*  Labor relations
* U.S. and world economic conditions (including recessionary trends, inflation and interest rates)
*  Supply and demand for refined petroleum products
* Reliability and efficiency of the Company's operating facilities. There are many hazards common to operating oil refining and distribution facilities (including equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather)
* Actions taken by competitors (including both pricing and expansion or retirement of refinery capacity)
* Civil, criminal, regulatory or administrative actions, claims or proceedings (both domestic and international), and regulations dealing with protection of the environment (including refined petroleum product composition and characteristics)
* Other unpredictable or unknown factors not discussed

	Because of all of these uncertainties, and others, you should not place undue reliance on the Company's forward-looking statements.

PART II - OTHER INFORMATION

ITEM 5 - Other Information

Resignation of Director

	Effective May 4, 1998, Glenn H. Hutchins resigned as a director of the Company and Clark USA. No replacement was immediately named to replace Mr. Hutchins.

Sale of Retail Division

	In May 1999, the Company signed a definitive agreement to sell its retail marketing operation in a recapitalization transaction to a company controlled by Apollo Management L.P. for cash proceeds of approximately $230 million.
See Exhibit 10.0 Asset Contribution and Recapitalization Agreement. An affiliate of the Company's principal shareholder will hold a six percent equity interest in the retail marketing operation. As part of the sale agreement, the Company also entered into a two-year market-based supply agreement for refined products that will be provided to the retail business through the Company's Midwest refining and distribution network. This network was not included in the sale. The supply agreement may be cancelled with 90 days notice by the buyer. The retail marketing operation is being sold in order to allow the Company to focus its human and financial resources on the continued improvement and expansion of its refining business, which it believes will generate higher future returns.

	The retail marketing operations were classified as a discontinued operation and the results of operations were excluded from continuing operations in the consolidated statements of operations for the periods ending March 31, 1998 and 1999.  A gain on the sale is expected to be recognized and the transaction is expected to close in the third quarter of 1999.  The retail marketing operation sold includes all Company-operated retail stores, approximately 200 independently-operated, Clark-branded stores and the Clark trade name.


ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits

                Exhibit 10.0 - Asset Contribution and Recapitalization Agreement
		Exhibit 27.0 - Financial Data Schedule

	(b)	Reports on Form 8-K

	None

SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CLARK REFINING & MARKETING, INC.
                                        (Registrant)

                                /s/  Dennis R. Eichholz
                                ------------------------------------------
                                Dennis R. Eichholz
                                Controller and Treasurer (Authorized
                                Officer and Chief Accounting Officer)



May 14, 1999