Form 10-K405/A
period 1998-12-31
CLARK REFINING & MARKETING INC
filed 1999-07-15
CIK 20762

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                ______________

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                ______________

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

EXPLANATORY NOTE

On July 8, 1999, Clark Refining & Marketing, Inc. ("Clark R&M" or the "Company"), a wholly owned subsidiary of Clark USA, Inc. ("Clark USA") which is a wholly owned subsidiary of Clark Refining Holdings Inc. ("Clark Holdings") completed the sale of its retail operations to an affiliate of Apollo Management, L.P. ("Apollo") for cash proceeds of $230 million. The retail operations sold include all Company-operated retail stores, approximately 200 independently-operated Clark-branded stores and the Clark trade name.

Accordingly, the retail marketing operation's net assets (liabilities) have been segregated from the Company's continuing operations in the consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

This Form 10-K/A Amendment No. 1 amends the following items of the Form 10-K of Clark R&M filed for the fiscal year ended December 31, 1998, as follows:

 .  Items 1 and 2
 .  Item 6
 .  Item 7
 .  Item 7A
 .  Item 14
 .  Exhibit 27

PART I

ITEM 1 AND 2.  BUSINESS; PROPERTIES

General

   Clark R&M is currently one of the five largest independent refiners of petroleum products in the United States based on rated crude oil throughput capacity. Clark R&M is a wholly-owned subsidiary of Clark USA, which is a wholly-owned subsidiary of Clark Holdings. Clark R&M's four refineries, one in Texas, two in Illinois and one in Ohio, represent an aggregate of over 547,000 barrels per day of rated crude oil throughput capacity. In July 1999, the Company sold its retail operations to Apollo for $230 million. In addition, in June 1999, the Company announced that it was in discussions to sell 12 distribution terminals to Equilon Enterprises, L.L.C. ("Equilon"), a joint venture between Shell and Texaco. These transactions are part of a strategy to focus on refining operations which the Company believes will offer higher potential return. As part of this strategy, Clark R&M announced in June 1999, that it had signed a non-binding letter of intent to pursue the acquisition of Equilon's 295,000 barrel per day Wood River, Illinois refinery, which is adjacent to Clark R&M's Hartford, Illinois refinery.

   Clark R&M was incorporated in Delaware in 1988 as Clark Oil & Refining Corporation although the Clark brand name has been in existence since 1932. Its principal executive offices are at 8182 Maryland Avenue, St. Louis, Missouri, 63105 and its telephone number is (314) 854-9696.

   Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone") acquired its interest in Clark USA from Trizec Hahn Corporation (formerly The Horsham Corporation, "TrizecHahn") in November 1997. Blackstone owns a 78.5% voting interest (68.0% economic interest). An affiliate of Occidental Petroleum Corporation ("Oxy"), Clark USA's other principal shareholder, acquired its interest in Clark USA in November 1995 in exchange for rights to future crude oil deliveries that the Company subsequently sold. Oxy owns a 19.9% voting interest (30.7% economic interest). Much of the debt of Clark USA and Clark R&M is publicly traded. In May 1999, all existing shareholders of Clark USA exchanged their shares for equal shares in Clark Holdings.

BUSINESS STRATEGY

   Clark R&M is focused on becoming a world class refiner to capture the manufacturing value created in refining crude oil into gasoline, diesel fuel, jet fuel and other petroleum products. Demand for these products have grown at consistent rates since the mid-1980's and the excess capacity resulting from the oil crisis' of the 1970's and early 1980's have now been almost fully absorbed.

   Clark R&M has a disciplined business approach with a strategy that has been consistently focused towards i) improving the productivity of existing assets with minimum capital, ii) selectively adding scale through acquisition at fractions of replacement costs, iii) optimizing capital investments through a rigorous project review and implementation process, while iv) maintaining significant liquidity and financial flexibility. The Company has implemented this strategy by promoting an entrepreneurial culture where employee incentives are aligned with performance objectives.

  Improving Productivity. Clark R&M continues to implement relatively no or low-cost initiatives designed to increase production, sales volumes and production yields and to improve its sales mix while reducing input costs and operating expenses. Examples of these types of initiatives include improvements at the Port Arthur Refinery, increased yields and crude oil throughput capability at its Illinois refineries and the creation of value within the retail division and subsequent harvesting of that value to be deployed to higher return uses.

  Adding scale through acquisitions. Clark R&M intends to continue to selectively add scale to its refining operations through the acquisitions of low-cost, quality assets. Since 1994, the Company has almost quadrupled its refining capacity by acquiring the Port Arthur refinery in 1995 and the Lima refinery in 1998. The Company believes there may be additional acquisition opportunities in the future due to continued consolidation in the industry.

  Optimizing capital investment. The Company emphasizes an entrepreneurial approach to perceived mandatory expenditures, such as those required to comply with reformulated and low-sulfur fuel regulations. For example, the Company may seek to comply with such regulations through the access of alternative markets for existing products if adequate returns on capital investment are not assured. Discretionary capital expenditures are managed by linking capital investment to internally generated cash flow. The Company seeks to minimize investment risk, while maximizing project returns, and most projects in the past three years have generated paybacks of less than four years.

  Promoting entrepreneurial culture. Clark R&M emphasizes an entrepreneurial management approach that uses employee incentives to enhance financial performance and safety. All of the Company's employees participate in its performance management, profit sharing or other incentive plans, and the Company has adopted a stock incentive plan for Clark R&M's key employees.

  Maintaining strong liquidity and financial flexibility. Earnings in the Company's industry are volatile. As result, the Company has historically maintained significant liquidity and utilized long-term financing when possible while retaining some prepayment flexibility. As of December 31, 1998, the Company had a cash balance of approximately $152.0 million and no long-term debt maturities prior to 2003. Through December 31, 1998, the Company had utilized existing cash of approximately $41.5 million to begin funding a major upgrade of the Port Arthur refinery. These funds, along with subsequent expenditures will be reimbursed in connection with the Port Arthur project (see the "Port Arthur Upgrade Project").

REFINING DIVISION

Overview
---------

   The Company currently operates one refinery in Texas, one refinery in Ohio and two refineries in Illinois with a combined crude oil throughput capacity of approximately 547,000 barrels per day ("bpd"). The Company also owns 17 product terminals located in its Midwest and Gulf Coast market areas, two crude oil terminals, an LPG terminal and crude oil pipeline interests. The following table shows the rated crude oil throughput capacities of the Company's four refineries in barrels per day as of December 31, 1998:

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

   The project is currently projected to cost approximately $600-$700 million and is designed to include construction of an 80,000 bpd delayed coker and a 35,000 bpd hydrocracking unit and the expansion of crude unit capacity to approximately 250,000 bpd. If the project is completed, the Port Arthur refinery will have the ability to process heavy, sour crude oil up to an estimated 80% of its capacity. Although the Company, Clark USA, Clark Holdings and its shareholders are currently evaluating alternatives for financing the project, it is expected that the financing will be on a non-recourse basis to the Company. The crude oil supply agreement with PMI and the construction work-in-process are expected to be transferred for value to a non-recourse entity that will likely be an affiliate of, but not controlled by, the Company and its subsidiaries. The Company expects to enter into agreements with this affiliate pursuant to which the Company would provide certain operating, maintenance and other services and would purchase the output from the new coking and hydrocracking equipment for further processing into finished products. The Company is expected to earn fair market value fees for providing such services and will pay fair market prices for such products. These arrangements are expected in the aggregate to be beneficial to the Company.

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

   In 1998, the Company sold minority interests in the Southcap and Chicap crude oil pipelines, and the Wolverine and West Shore product pipelines, after determining they were not strategic. The Company's shipping rights are assured due to the pipelines' operation as common carrier pipelines and the Company's historical throughput on these pipelines. In February 1999, the Company announced it was soliciting offers for the sale of certain refined product terminals. In June 1999, the Company entered into a letter of intent to sell 12 distribution terminals to Equilon.

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

   The Company anticipates that the EPA will announce a Proposed Rule that will establish national fuel standards for sulfur specifications in gasoline. The Company believes that the EPA will recommend that sulfur levels in gasoline be reduced to coincide with the introduction of 2004 motor vehicles. This proposal would likely require the Company to make some level of capital investments at its refineries to reduce the sulfur levels in its gasoline. Until the announcement and evaluation of the Proposed Rule, the Company is unable to determine the specific impact of the proposal on the Company.

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

   On July 8, 1999, the Company completed the sale of its retail marketing operations in a recapitalization transaction to a company controlled by Apollo for cash proceeds of $230 million. Apollo assumed all unknown and future environmental responsibility while the Company will retain all known contamination. Clark Holdings will hold a six percent equity interest in the retail marketing operation. As part of the sale agreement, the Company also entered into a two-year, market-based supply agreement for refined products that is based on market pricing and payment terms. The supply agreement may be canceled with 90 days notice by the buyer.

   The Company expects to recognize a gain on sale in the quarter ended September 30, 1999. The retail marketing operation sold included all Company-operated retail stores, approximately 200 independently-operated, Clark-branded stores and the Clark trade name. Accordingly, the retail marketing operation's net assets (liabilities) have been segregated from the Company's continuing operations in the consolidated balance sheets, and its operating results were segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

   The Company's retail presence was focused in the Great Lakes region of the U.S. where Company-operated stores market value-oriented gasoline and convenience products. As of December 31, 1998, the Company had 672 Company-operated retail locations, nearly all of which operated under the Clark brand name. The Company operates a high proportion of its locations and believes this enables it to respond more quickly and uniformly to changing market conditions than many of its competitors, including major oil companies whose focus has generally been operating their stores through dealer or jobber networks. As of December 31, 1998, an additional 191 Clark-branded retail stores were owned and operated by independent jobbers.

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


COMPETITION

   The refining segment of the oil industry is highly competitive. Many of the Company's principal competitors are integrated multinational oil companies that are substantially larger and better known than the Company. Because of their diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, more effectively compete on the basis of price and more readily obtain crude oil in times of shortages.

   The principal competitive factors affecting the Company's refining operations are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of the Company's larger competitors have refineries which are larger and, as a result, could have lower per-barrel costs or higher margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration and production activities. The Company obtains nearly all of its crude oil requirements on the spot market from unaffiliated sources. The Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future. The principal competitive factors affecting the Company's wholesale distribution system are product price and quality, reliability and availability of supply and location of distribution points.

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

ITEM 6.  SELECTED FINANCIAL DATA

   The selected consolidated financial data set forth below for the Company as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 are derived from the audited financial statements included elsewhere herein, which have been restated to report the Company's retail marketing operations as discontinued operations. The selected financial data set forth below as of December 31, 1994, 1995 and 1996 and for each of the two years in the period ended December 31, 1995 are derived from audited financial statements not included herein, which have been restated to report the Company's retail marketing operations as discontinued operations. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

($ In millions)
                                                                                  Year Ended December 31,
                                                                       -----------------------------------------------------------
                                                                           1994        1995        1996        1997        1998
                                                                       -----------------------------------------------------------
Income statement data:

Net sales and operating revenue                                       $ 2,061.8   $ 4,070.5     $ 4,656.9   $ 3,880.0   $ 3,580.5
Cost of sales                                                          (1,883.8)   (3,787.3)     (4,318.1)   (3,434.6)   (3,115.1)
Operating expenses                                                       (115.1)     (251.8)       (291.3)     (293.9)     (341.6)
General and administrative expenses                                       (31.1)      (34.4)        (37.8)      (43.0)      (50.0)
Depreciation and amortization/(b)/                                        (27.3)      (32.4)        (35.7)      (46.7)      (54.4)
Inventory recovery of (write-down) to market value                         26.5           -             -       (19.2)      (86.6)
Recapitalization, asset write-offs and other charges                          -           -             -       (40.0)          -
Gain on sale of pipeline interests                                            -           -             -           -        69.3
                                                                      ---------   ---------     ---------   ---------   ---------
Operating income (loss)                                               $    31.0   $   (35.4)    $   (26.0)  $     2.6   $     2.1
Interest and financing costs, net/(c)/                                    (37.6)      (39.9)        (38.7)      (39.8)      (51.0)
                                                                      ---------   ---------     ---------   ---------   ---------
Loss from continuing operations before taxes and
extraordinary items                                                   $    (6.6)  $   (75.3)    $   (64.7)  $   (37.2)  $   (48.9)
Income tax (provision) benefit                                              3.4        28.6          18.6       (10.4)       12.9
                                                                      ---------   ---------     ---------   ---------   ---------
Loss from continuing operations before extraordinary
items                                                                 $    (3.2)  $   (46.7)    $   (46.1)  $   (47.6)  $   (36.0)
Discontinued operations, net of income taxes of $9.2 (1997 -
 $0.1, 1996 - $4.7, 1995 - $12.9, 1994 - $13.1)                       $   21.3    $   21.2     $     7.6   $     0.1   $    15.1
Extraordinary items                                                           -           -             -       (10.7)          -
                                                                      ---------   ---------     ---------   ---------   ---------
Net earnings (loss)                                                   $    18.1   $   (25.5)    $   (38.5)  $   (58.2)  $   (20.9)
                                                                      =========   =========     =========   =========   =========

Balance sheet data:
Cash, cash equivalents and short-term investments                     $   132.5   $   105.0     $   332.7   $   243.0   $   152.0
Total assets                                                              768.9     1,097.6       1,339.0     1,180.4     1,447.0
Long-term debt                                                            400.1       419.8         417.0       586.8       805.2
Stockholder's equity                                                      162.9       304.1         534.9       260.9       225.0

Selected financial data:

Cash flows from operating activities                                       53.7       (85.6)         16.9        94.9       (44.7)
Cash flows from investing activities                                      (21.2)     (134.1)        212.0      (123.6)     (229.9)
Cash flows from financing activities                                       (5.4)      174.7          30.0       (61.0)      194.0
Expenditures for turnaround                                                11.2         6.5          13.9        47.4        28.3
Expenditures for property, plant and equipment                             68.0        15.7          20.1        26.4       101.3
Refinery acquisition expenditures                                          13.5        71.8             -           -       175.0

Operating statistics:
Port Arthur refinery (acquired February 27, 1995)
Production (m bbls/day)                                                       -       207.7         210.8       213.5       223.9
Gross margin (per barrel of production)/(a)/                          $       -   $    2.28     $    2.78   $    3.84   $    3.48
Operating expenses(mm)/(a)/                                                   -       121.6         164.7       170.7       172.7

Blue Island, Hartford, Lime and other refining
Production (m bbls/day)                                                   140.3       136.5         134.2       135.8       181.1
Gross margin (per barrel of production)/(a)/                          $    3.35   $    2.51     $    2.56   $    3.79   $    2.95
Operating expenses(mm)/(a)/                                               115.1       130.2         126.6       123.2       168.9

(a) Certain reclassifications have been made to prior periods to conform to current period presentation.

(b)  Amortization includes amortization of turnaround and organizational costs.

(c) Interest and financing costs, net, includes amortization of debt issuances cost of $1.2 million, $5.2 million, $6.5 million, $7.0 million, $2.2 for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 respectively. Interest and financial costs, net also includes interest on all indebtedness net of capitalized interest and interest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

   The following table provides supplementary data for the Company's continuing operations in a format that is not intended to represent an income statement presented in accordance with generally accepted accounting principles. The operating results of the retail marketing operations have been segregated from the Company's continuing operations and as a result have been excluded from the following table. In addition, certain reclassifications have been made to prior periods to conform to current period presentation. The Company considers certain items in each of the periods discussed to be special items. These items are discussed separately.


1998 compared with 1997 and 1996:
----------------------------------

FINANCIAL RESULTS:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                             1996        1997         1998
                                                             ----        ----         ----
                                                                    (IN MILLIONS)
OPERATING INCOME:
Port Arthur refinery
Crude oil throughput (m bbls/day)........................    199.8       206.6        219.3
Production (m bbls/day)..................................    210.8       213.5        223.9
Gross margin (per barrel of production)..................  $  2.78     $  3.84      $  3.48
Golf coast 3/2/1 crack spread ($/barrel).................     2.65        3.24         2.39
Operating expenses.......................................   (164.7)     (170.7)      (172.7)
Net margin...............................................     49.7       128.6        112.1

Midwest refineries and other
Crude oil throughout (m bbls/day)........................    132.7       128.5        181.6
Production (m bbls/day)..................................    134.2       135.8        181.1
Gross margin (per barrel of production)..................  $  2.56     $  3.79      $  2.95
Chicago 3/2/1 crack spread ($/barrel)....................     4.02        4.04         3.33
Operating expenses.......................................   (126.6)     (123.2)      (168.9)
Net margin...............................................  $  (0.9)    $  64.9      $  26.3
General and administrative expenses......................    (37.8)      (43.0)       (50.0)
                                                           -------     -------      -------
Operating Contribution...................................  $  11.0     $ 150.5      $  88.4
Inventory timing adjustments gain (loss).................     (1.3)      (42.0)       (14.6)
Inventory write-down to market...........................       --       (19.2)       (86.6)
Recapitalization, asset write-offs and other costs.......       --       (40.0)          --
Gain on sale of minority pipeline interests..............       --          --         69.3
Depreciation and amortization............................    (35.7)      (46.7)       (54.4)
                                                           -------     -------      -------
Operating income (loss)..................................  $ (26.0)    $   2.6      $   2.1
                                                           =======     =======      =======

(a) Includes adjustments to inventory costs caused by timing differences between when crude oil is actually purchased and refined products are actually sold, and a daily "market in, market out" operations measurement methodology for the refining division.

     The Company recorded an Operating Contribution (earnings before interest, taxes, depreciation, amortization, inventory-related items, the gain on the sale of minority pipeline interests and recapitalization, asset write-offs and other costs) of $88.4 million in 1998, which was less than the $150.5 million Operating Contribution achieved in 1997, but improved over $11.0 million in 1996. Operating Contribution was reduced principally due to lower margins for refined products in 1998 than 1997 or 1996 due to excess industry inventories. Inventories increased as a result of a warmer than normal 1997-1998 winter heating oil season, high refinery utilization rates and the impact on world demand from the Asian economic slowdown. In 1997, Operating Contribution improved over 1996 due to improved refining industry conditions and strong operations. Net income in 1997 and 1998 was materially reduced by several significant items the Company considers special. As a result, the Company reported net losses of $20.9 million in 1998, $58.2 million in 1997 and $38.5 million in 1996. Net sales and operating revenues and cost of goods sold were higher in 1996 than 1997 or 1998 principally because of higher hydrocarbon prices in that period.

   Special items totaled $31.9 million in 1998 and $111.9 million in 1997, of which $101.2 million reduced operating income and $10.7 million was recorded as an extraordinary item for early retirement of debt. See Note 9 "Long Term Debt" and Note 14 "Equity Recapitalization and Change in Control" to the Consolidated Financial Statements. These special items consisted of the following:

   Inventory Timing Adjustments. Inventory timing adjustment losses of $14.6 million in 1998 and $42.0 million in 1997 were principally due to the timing impact on crude oil purchases, and refined product sale commitments of an over $5 per barrel decrease in crude oil prices in 1998 and $8 per barrel decrease in 1997. Petroleum prices fell over the past two years as world energy markets became oversupplied principally as a result of an increase in OPEC production and reduced demand resulting from the Asian economic slowdown and the warm 1997-1998 winter. Gains in 1996 resulting from rising crude oil prices were offset by the volatility of the crude oil market principally related to the uncertainty associated with Iraq's pending reentry into the world markets. These gains and losses resulted from the fact that feedstock acquisition costs are fixed on average two to three weeks prior to the manufacture and sale of the finished products. The Company does not currently hedge this price risk because of the cost of entering into appropriate hedge-related derivatives and the long-term nature of such risk.

   Inventory Write-downs to Market. Also as a result of decreasing petroleum prices, the Company was required to record non-cash accounting charges of $86.6 million in 1998 and $19.2 million in 1997 to reflect the decline in the value of petroleum inventories below carrying value.

   Recapitalization, asset write-offs and other costs. Recapitalization, asset write-offs and other costs totaled a charge of $40.0 million in 1997. In 1997 this item included a non-cash charge of $20.3 million principally to write down the value of an idled refining capital project that was being dismantled for more productive use. A non-cash charge of $9.0 million was also recorded in 1997 due to a change in strategic direction principally for certain legal, environmental and other accruals related to existing actions. In addition, the Company incurred costs of $10.7 million in connection with affiliates of Blackstone acquiring an indirect controlling interest in the Company.

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

  The principal reason for the decrease in Operating Contribution in 1998 was reduced margins on refined products as indicated by a 26% decrease in the Gulf Coast refining margin indicator (3/2/1 crack spread) and an 18% decrease in the Chicago refining margin indicator. Refining margins for the Hartford refinery were further reduced by a decrease in discounts for heavy sour Canadian crude oil as a result of low absolute crude oil prices which caused the lower-valued oil to be unavailable.

   Operating Contribution increased in 1997 due to improved yields and throughput and wider crude oil quality differentials. Crude oil quality differential market indicators for light sour crude oil improved from $1.24 per barrel in 1996 to $1.71 per barrel in 1997 and $1.56 per barrel in 1998. Market indicators for benchmark heavy sour crude oil discounts improved from $4.78 per barrel in 1996 to $5.63 per barrel in 1997 and $5.68 in 1998. The Company believes crude oil quality differential indicators improved primarily due to increased production of heavy and sour crude oil, increased availability of Canadian light and heavy sour crude oil from the Express and Interprovincial pipelines, higher levels of industry refinery maintenance turnarounds and milder winter weather in the first quarter of 1997 and 1998. Hartford refinery results in 1997 particularly benefited from improved access to lower-cost Canadian heavy crude oil. Discounts for heavy sour crude oil narrowed throughout 1998 and averaged $4.90 per barrel in the fourth quarter.

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

   Operating expenses increased from 1996 through 1998 at the Port Arthur refinery principally due to higher throughput rates and incentive compensation. Operating expenses for the Midwest refineries continued to benefit from cost containment programs with the increase in 1998 primarily attributable to the acquisition of the Lima refinery. General and administrative expenses increased in 1997 principally because of higher incentive pay in 1997 due to a stronger Operating Contribution, and in 1998 due to the addition of the Lima refinery, increased employee placement costs and an increase in information services costs related to year 2000 remediation and upgrades and increased consulting services.

Other Financial Matters

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

Sale of Retail Division

   On July 8, 1999, the Company completed the sale of its retail marketing operations in a recapitalization transaction to a company controlled by Apollo for cash proceeds of $230 million. Apollo assumed all unknown and future environmental responsibility while the Company will retain all known contamination. Clark Holdings will hold a six percent equity interest in the retail marketing operation. As part of the sale agreement , the Company also entered into a two-year, market-based supply agreement for refined products that is based on market pricing and payment terms. The supply agreement may be canceled with 90 days notice by the buyer. The retail marketing operation was sold in order to allow the Company to focus its human and financial resources on the continued improvement and expansion of its refining business, which it believes will generate higher future returns.

   The Company expects to recognize a gain on sale in the quarter ended September 30, 1999. The retail marketing operation sold included all Company-operated retail stores, approximately 200 independently-operated, Clark-branded stores and the Clark trade name. Accordingly, the retail marketing operation's net assets (liabilities) have been segregated from the Company's continuing operations in the consolidated balance sheets, and its operating results were segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

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

Accounting Standard Not Yet Adopted

   In June 1998, the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating this new standard, the impact it may have on the Company's accounting and reporting, and planning for when to adopt the standard.

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


LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL POSITION:                                YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                            1996            1997             1998
                                            ----            ----             ----
                                                       (IN MILLIONS)
Cash and short-term investments........    $332.7          $243.0           $152.0
Working capital........................     547.4           433.8            361.8
Property, plant and equipment..........     391.0           380.4            627.4
Long-term debt.........................     417.0           586.8            805.2
Stockholder's equity...................     534.9           260.9            225.0
Operating Cash Flow....................     (24.6)           46.6             33.1

   Net cash provided by operating activities, excluding working capital changes ("Operating Cash Flow"), for the year ended December 31, 1998 was $33.1 million compared to $46.6 million in 1997 and cash flow used of $24.6 million in 1996. Operating Cash Flow decreased in 1998 compared to 1997 due to weaker refining market conditions, while 1997 was improved over 1996 because of a stronger refining margin environment and improved refining productivity in that period. Working capital as of December 31, 1998 was $361.8 million, a 1.99 to 1 current ratio, versus $433.8 million, a 2.51 to 1 current ratio, at December 31, 1997 and $547.4 million, a 2.58 to 1 current ratio, as of December 31, 1996. Working capital decreased in 1998 compared to 1997 principally due to lower hydrocarbon prices and increased capital spending. Working capital also decreased during 1997 because of lower inventory carrying values and the capital cost of the Port Arthur and Hartford refinery maintenance turnarounds.

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

   Cash flows used in investing activities (excluding short-term investment activities which the Company manages similar to cash and cash equivalents) in 1998 were $240.3 million compared to $123.6 million in 1997 and cash flow generated from investing activities of $180.9 million in 1996. Net cash flows used in investing activities in 1998 were higher than 1997 principally due to the Lima Acquisition, which was partially offset by proceeds from the sale of the minority pipeline interests and certain non-core retail stores. Two major refinery maintenance turnarounds and a large retail store acquisition increased cash flows used in investing activities in 1997 over 1996. Cash flow was generated in 1996 from the sale of an advance crude oil purchase receivable.

   Capital expenditures for property, plant and equipment totaled $101.3 million in 1998 (1997--$26.4 million; 1996--$20.1 million) and expenditures for refinery maintenance turnarounds totaled $28.3 million in 1998 (1997--$47.4 million; 1996 --$13.9 million). Approximately 36% of expenditures in 1998 were non-discretionary with discretionary expenditures principally for the Port Arthur refinery heavy oil upgrade project ($41.5 million), expansion of the Blue

Island refinery's vacuum tower ($6.7 million) and the expansion of coker capacity at the Hartford refinery ($3.6 million). Approximately 50% of 1997 and 1996 expenditures were non-discretionary with discretionary capital expenditures in 1997 for a project to increase the ability of the Hartford refinery to process heavy, sour Canadian crude oil ($2.3 million) and debottlenecking improvements to the Port Arthur refinery's FCC unit ($8.0 million).

  The Company classifies its capital expenditures into two categories, non-discretionary and discretionary. Non-discretionary capital expenditures are required to maintain safe and reliable operations, and non-discretionary environmental expenditures are required to comply with regulations pertaining to ground, water and air contamination and occupational, safety and health issues. The Company estimates that total non-discretionary capital and turnaround expenditures will average approximately $90 million per year over the next three years. Costs to comply with future regulations cannot be estimated.

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

   The movement in petroleum prices does not necessarily have a direct long-term relationship to net earnings. The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. The Company is required to fix the price of its crude oil purchases approximately two to three weeks prior to when the crude oil can be processed and sold. As a result, the Company is exposed to crude oil price movements during such period. In addition, the market value of the Company's petroleum inventory is currently below original cost, which has resulted in a writedown of inventory to fair market value. The Company's earnings will continue to be impacted by these writedowns, or recovery of writedowns, to market value until market prices exceed LIFO cost.

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


(B)   REPORTS ON FORM 8-K

      None

                         INDEX TO FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES:
Annual Financial Statements
  Reports of Independent Accountants.....................................................    31
  Consolidated Balance Sheets as of December 31, 1997 and 1998...........................    33
  Consolidated Statements of Operations for the years ended December 31, 1996,
    1997 and 1998........................................................................    34

  Consolidated Statements of Cash Flows for the years ended December 31, 1996,
    1997 and 1998........................................................................    35
  Consolidated Statements of Stockholder's Equity for the years ended December 31,
    1996, 1997 and 1998..................................................................    36
  Notes to Consolidated Financial Statements.............................................    37

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Clark Refining & Marketing, Inc.

We have audited the accompanying consolidated balance sheets of Clark Refining & Marketing, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related consolidated statement of operations, stockholder's equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


DELOITTE & TOUCHE LLP


St. Louis, Missouri
February 6, 1999
(July 8, 1999 as to the discontinued
operations described in Note 3)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
 Clark Refining & Marketing, Inc.:

We have audited the accompanying consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 1996 of Clark Refining & Marketing, Inc. and Subsidiaries (a Delaware corporation and wholly-owned subsidiary of Clark USA, Inc.) These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



                                    PricewaterhouseCoopers LLP


St. Louis, Missouri
February 4, 1997, except
for Note 3 as it relates to
discontinued operations, for
which the date is July 8, 1999

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                  REFERENCE   -----------------------
                   ASSETS                            NOTE        1997         1998
                                                  ---------   ----------   ----------
CURRENT ASSETS:
  Cash and cash equivalents                            2      $    228.1   $    147.5
  Short-term investments                               4            14.9          4.5
  Accounts receivable                                  4            99.2        130.7
  Receivable from affiliates                                         2.2          2.3
  Inventories                                         2,5          228.6        267.7
  Prepaid expenses and other                                        13.7         31.6
  Net assets held for sale                             3           134.0        143.2
                                                              ----------   ----------
     Total current assets                                          720.7        727.5

PROPERTY, PLANT, AND EQUIPMENT, NET                   2,6          380.4        627.4
OTHER ASSETS                                          2,7           79.3         92.1

                                                              ----------   ----------
                                                              $  1,180.4   $  1,447.0
                                                              ==========   ==========


    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    2,8     $    206.2   $    250.3
  Payable to affiliates                                             14.8         25.2
  Accrued expenses and other                          9,11          45.2         64.3
  Accrued taxes other than income                                   20.7         25.9
                                                              ----------   ----------
     Total current liabilities                                     286.9        365.7

LONG-TERM DEBT                                        9,11         586.8        805.2
OTHER LONG-TERM LIABILITIES                            12           45.8         51.1
CONTINGENCIES                                          16             --           --

STOCKHOLDER'S EQUITY:
  Common stock ($.01 par value per share;
    1,000 shares authorized and 100 shares
    issued and outstanding)                                           --           --
  Paid-in capital                                      11          249.2        234.2
  Retained earnings (deficit)                           4           11.7         (9.2)
                                                              ----------   ----------
     Total stockholder's equity                                    260.9        225.0
                                                              ----------   ----------

                                                              $  1,180.4   $  1,447.0
                                                              ==========   ==========

       The accompanying notes are an integral part of these statements.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN MILLIONS)

                                                                 REFERENCE      FOR THE YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                    NOTE        1996         1997         1998
                                                                 ---------   ----------   ----------   ----------
NET SALES AND OPERATING REVENUES                                     2       $  4,656.9   $  3,880.0   $  3,580.5

EXPENSES:
  Cost of sales                                                                (4,318.1)    (3,434.6)    (3,115.1)
  Operating expenses                                                             (291.3)      (293.9)      (341.6)
  General and administrative expenses                                             (37.8)       (43.0)       (50.0)
  Depreciation                                                       2            (24.6)       (26.2)       (28.7)
  Amortization                                                      2,7           (11.1)       (20.5)       (25.7)
  Inventory write-down to market                                     5               --        (19.2)       (86.6)
  Recapitalization, asset write-offs, and other charges             14               --        (40.0)          --
                                                                             ----------   ----------   ----------
                                                                               (4,682.9)    (3,877.4)    (3,647.7)

GAIN ON SALE OF PIPELINE INTERESTS                                   3               --           --         69.3
                                                                             ----------   ----------   ----------

OPERATING INCOME (LOSS)                                                           (26.0)         2.6          2.1

  Interest expense and finance income, net                           9            (38.7)       (39.8)       (51.0)
                                                                             ----------   ----------   ----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                               (64.7)       (37.2)       (48.9)

  Income tax (provision) benefit                                   2,13            18.6        (10.4)        12.9
                                                                             ----------   ----------   ----------

LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM                         (46.1)       (47.6)       (36.0)

  Discontinued operations, net of income taxes of $9.2
    (1997--$0.1, 1996--$4.7)                                         3              7.6          0.1         15.1

  Extinguishment of debt                                             9               --        (10.7)          --
                                                                             ----------   ----------   ----------

NET LOSS                                                                     $    (38.5)  $    (58.2)  $    (20.9)
                                                                             ==========   ==========   ==========




       The accompanying notes are an integral part of these statements.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                            1996         1997         1998
                                                                          --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                 $  (38.5)    $  (58.2)    $  (20.9)
 Discontinued operations                                                      (7.6)        (0.1)       (15.1)
 Extraordinary item                                                             --         10.7           --

 Adjustments:
   Depreciation                                                               24.6         26.2         28.7
   Amortization                                                               17.8         27.5         28.2
   Share of earnings of affiliates, net of dividends                          (0.1)        (1.3)         0.4
   Deferred income taxes                                                     (22.1)         0.2        (10.9)
   Gain on sale of pipeline interests                                           --           --        (69.3)
   Inventory write-down to market                                               --         19.2         86.6
   Recapitalization, asset write-offs, and other charges                        --         21.0           --
   Other                                                                       1.3          1.4         5.4

 Cash provided by (reinvested in) working capital -
   Accounts receivable, prepaid expenses and other                            12.8         79.7        (45.5)
   Inventories                                                                13.3          2.4       (125.5)
   Accounts payable, accrued expenses, taxes other than
    income and other                                                          (5.4)       (71.7)        75.0
                                                                          --------     --------     --------
     Net cash provided by (used in) operating activities
       of continuing operations                                               (3.9)        57.0        (62.9)
     Net cash provided by operating activities of
       discontinued operations                                                20.8         37.9         18.2
                                                                          --------     --------     --------
     Net cash provided by (used in) operating activities                      16.9         94.9        (44.7)
                                                                          --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments                                            --         (3.0)        (3.2)
 Sales and maturities of short-term investments                               31.1          3.0         13.6
 Expenditures for property, plant, and equipment                             (20.1)       (26.4)      (101.3)
 Expenditures for turnaround                                                 (13.9)       (47.4)       (28.3)
 Refinery acquisition expenditures                                              --           --       (175.0)
 Proceeds from disposals of property, plant, and equipment                     3.6          0.1           --
 Discontinued operations                                                     (24.1)       (49.9)       (12.1)
 Proceeds from sale of pipeline interests                                       --           --         76.4
 Advance crude oil purchase receivable                                       235.4           --           --
                                                                          --------     --------     --------
     Net cash provided by (used in) investing activities                     212.0       (123.6)      (229.9)
                                                                          --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt payments                                                      (2.8)      (234.2)        (6.7)
 Proceeds from issuance of long-term debt                                       --        398.0        224.7
 Capital contribution received (returned)                                     33.6       (215.0)       (15.0)
 Deferred financing costs                                                     (0.8)        (9.8)        (9.0)
                                                                          --------     --------     --------
     Net cash provided by (used in) financing activities                      30.0        (61.0)       194.0
                                                                          --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         258.9        (89.7)       (80.6)
CASH AND CASH EQUIVALENTS, beginning of period                                58.9        317.8        228.1
                                                                          --------     --------     --------
CASH AND CASH EQUIVALENTS, end of period                                  $  317.8     $  228.1     $  147.5
                                                                          ========     ========     ========


       The accompanying notes are an integral part of these statements.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN MILLIONS)

                                                                            Retained
                                                   Common      Paid-in      Earnings
                                                   Stock       Capital      (Deficit)      Total
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

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

              (TABULAR DOLLAR AMOUNTS IN MILLIONS OF US DOLLARS)


1.  NATURE OF BUSINESS

    Clark Refining & Marketing, Inc., a Delaware corporation ("Clark R&M" or "the Company") is wholly owned by Clark USA, Inc., a Delaware corporation ("Clark USA"), which is a wholly owned subsidiary of Clark Refining Holdings Inc. ("Clark Holdings"). Clark R&M's principal operations include the refining of crude oil into gasoline, diesel fuel, jet fuel and other petroleum products and the marketing of these products. The Company also sold petroleum products and convenience store items in retail stores in the central United States. On July 8, 1999, the Company sold these retail operations. Accordingly, the retail marketing operation's net assets (liabilities) have been segregated from the Company's continuing operations in the consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

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

    The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. With the divesture of the retail operations, Clark R&M's sole business segment consists of the refining of crude oil into petroleum products and segment reporting is not applicable.

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

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt this statement effective January 1, 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair value will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities, and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be recognized in earnings immediately. The Company is currently evaluating when it will adopt this standard and the impact of the standard on the Company. The impact of SFAS No. 133 will depend on a variety of factors, including future interpretive guidance, the future level of hedging activity, the types of hedging instruments used, and the effectiveness of such instruments.


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

    On July 8, 1999, the Company completed the sale of its retail marketing operation in a recapitalization transaction to a company controlled by Apollo Management L.P. for cash proceeds of $230 million. An affiliate of the Company will hold a six percent equity interest in the retail marketing operation. As part of the sale agreement, the Company also entered into a two-year, market-based supply agreement for refined products that will be provided to the retail business through the Company's Midwest refining and distribution network, which is not included in the sale. The supply agreement may be canceled with 90 days notice by the buyer.

    Assets sold included all company-operated retail stores, approximately 200 independently-operated, Clark-branded stores and the Clark trade name. Accordingly, the retail marketing operation's net assets (liabilities) have been segregated from the Company's continuing operations in the consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

     The components of Net assets held for sale included in the Company's Consolidated Balance Sheets for December 31, 1997 and December 31, 1998 are as follows:

                                             December 31,  December 31,
                                                 1997         1998
                                             ------------  ------------
           Current Assets.................      $ 50.9        $ 43.1
           Noncurrent Assets..............       195.3         187.5
                                                ------        ------
           Total Assets...................       246.2         230.6
                                                ------        ------
           Current Liabilities............        84.8          62.7
           Noncurrent Liabilities.........        27.4          24.7
                                                ------        ------
           Total Liabilities..............       112.2          87.4
                                                ------        ------
           Net Assets Held For Sale.......      $134.0        $143.2
                                                ======        ======

The Statements of Operations for retail operations are as follows:

                                                              1996         1997        1998
           Net sales and Operating Revenues.............  $  1,128.7    $ 1,151.3   $   938.8

           Expenses:
            Cost of Sales...............................      (954.8)      (966.7)     (752.7)
            Operating expenses..........................      (127.6)      (138.4)     (127.4)
            General and administrative expenses.........       (21.3)       (22.5)      (22.4)
            Depreciation................................       (12.7)       (14.5)      (13.7)
            Inventory write-down to market..............          --           --        (0.5)
            Recapitalization, asset write-offs and
             other charges..............................          --         (9.0)        2.2
                                                          ----------    ---------   ---------
                                                            (1,116.4)    (1,151.1)     (914.5)
                                                          ----------    ---------   ---------

           Operating Income.............................        12.3          0.2        24.3


            Income tax provision........................        (4.7)        (0.1)       (9.2)

                                                          ----------    ---------   ---------
           Net Earnings of Discontinued Operations......  $      7.6    $     0.1     $  15.1
                                                          ==========    =========   =========

    The retail operations collected federal excise and state motor fuel taxes on the sale of products and remitted to governmental agencies $374.7 million for the year ended December 31, 1998 (1997 - $411.5 million; 1996 -$411.6 million). These taxes are not included in "Net sales and operating revenue," "Cost of sales," or "Operating expenses."

     The continuing operations will sell fuel previously sold to the retail operations to outside buyers. Refinery sales and retail cost of sales of $478.1 million for the year ended December 31, 1998 (1997 - $695.6 million; 1996 - $712.9 million) that were previously eliminated from financial statements prepared according to generally accepted accounting principles are included in the financial statements of the continuing operations to reflect this change.

     The discontinued operations in the Cash Flows from Investing Activities consist of expenditures for property and equipment of $28.7 million for the year ended December 31, 1998 (1997 - $55.3 million; 1996 - $24.9 million), net of proceeds from the disposal of property and equipment of $16.6 million for the year ended December 31, 1998 (1997 - $5.4 million; 1996 - $0.8 million).

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


5.  INVENTORIES

    The carrying value of inventories consisted of the following:

                                                          DECEMBER 31,
                                                   -----------------------
                                                      1997         1998
                                                   ----------    ---------
    Crude oil....................................    $ 86.2        $165.3
    Refined products and blendstocks.............     147.9         186.4
    LIFO inventory value excess over market......     (19.2)       (105.8)
    Warehouse stock and other....................      13.7          21.8
                                                     ------        ------
                                                     $228.6        $267.7
                                                     ======        ======


6.  PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment consisted of the following:

                                                            DECEMBER 31,
                                                     -------------------------
                                                         1997          1998
                                                     -----------   -----------
    Real property................................      $   3.6       $   12.4
    Refineries...................................        443.7          699.3
    Product terminals and pipelines..............         65.3           69.1
    Other........................................          9.9           17.1
                                                       -------       --------
                                                         522.5          797.9
    Accumulated depreciation and amortization....       (142.1)        (170.5)
                                                       -------       --------
                                                       $ 380.4       $  627.4
                                                       =======       ========

   As of December 31, 1998, property, plant, and equipment included $90.1 million (1997 - $35.5 million) of construction in progress, of which $43.7 million related to a project at the Port Arthur refinery that includes construction of additional coking and hydrocracking capability and expansion of the crude unit capacity to approximately 250,000 barrels per day. This project is scheduled to be completed by January 2001. Capital lease assets of $20.1 million (1997 - $21.3 million) were included in property, plant, and equipment as of December 31, 1998.

7.  OTHER ASSETS

    Other assets consisted of the following:

                                                         DECEMBER 31,
                                                    ---------------------
                                                      1997         1998
                                                    --------     --------
    Deferred financing costs....................      $13.4        $19.5
    Deferred turnaround costs...................       43.9         46.5
    Deferred tax asset..........................       13.4         24.2
    Other.......................................        8.6          1.9
                                                      -----        -----
                                                      $79.3        $92.1
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

9.  LONG-TERM DEBT

                                                                       DECEMBER 31,
                                                                 -------------------------
                                                                    1997           1998
                                                                 ----------     ----------
    8 5/8% Senior Notes due August 15, 2008
       ("8 5/8% Senior Notes")................................     $    --        $ 109.7
    8 3/8% Senior Notes due November 15, 2007
       ("8 3/8% Senior Notes")................................        99.3           99.3
    8 7/8% Senior Subordinated Notes due November 15, 2007
       ("8 7/8% Senior Subordinated Notes")...................       173.8          173.9
    Floating Rate Term Loan due November 15, 2003 and 2004
       ("Floating Rate Loan").................................       125.0          240.0
    9 1/2% Senior Notes due September 15, 2004
       ("9 1/2% Senior Notes")................................       175.0          171.7
    Obligations under capital leases and other notes..........        16.8           13.8
                                                                   -------        -------
                                                                     589.9          808.4
            Less current portion..............................         3.1            3.2
                                                                   -------        -------
                                                                   $ 586.8        $ 805.2
                                                                   =======        =======

    The estimated fair value of long-term debt as of December 31, 1998 was $760.2 million (1997- $602.2 million, 1996 - $431.8 million), determined using quoted market prices for these issues.

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

    The scheduled maturities of long-term debt during the next five years are (in millions): 1999 - $3.2 (included in "Accrued expenses and other"); 2000 - $10.6; 2001 - $0.0; 2002 - $0.0; 2003 - $31.3; 2004 and thereafter - $765.4.

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

10. LEASE COMMITMENTS

    The Company leases refinery equipment, office space, and office equipment. The lease terms for refinery equipment and office space and equipment range from 1 to 8 years with the option to purchase some of the equipment at the end of the lease term at fair market value. The leases generally provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets. As of December 31, 1998, net future minimum lease payments under non-cancelable operating leases were as follows (in millions): 1999- $7.0; 2000- $13.7; 2001 - $2.6; 2002 - $2.5; 2003 - $2.3; and $1.0 in the aggregate thereafter. Rental expense during 1998 was $5.4 million (1997 - $4.6 million; 1996 - $4.4 million).

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

    The following table sets forth the changes in the benefit obligation for the unfunded post retirement health and life insurance plans for 1997 and 1998:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        1997          1998
                                                     ----------    ----------
    CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year.......     $27.3         $25.2
    Service costs.................................       0.8           1.1
    Interest costs................................       1.7           2.1
    Actuarial loss (gain).........................      (3.7)          3.3
    Benefits paid.................................      (0.9)         (1.5)
    Lima acquisition..............................       --            4.8
                                                       -----         -----
    Benefit obligation at end of year.............      25.2          35.0
    Unrecognized net gain.........................       3.9           0.5
    Unrecognized prior service benefit............       0.2           0.2
                                                       -----         -----
    Accrued postretirement benefit liability......     $29.3         $35.7
                                                       =====         =====

    The components of net periodic postretirement benefit costs are as follows:

                                                       1996         1997         1998
                                                    ----------   ----------   ----------
    Service costs.................................    $  0.9       $  0.8       $  1.1
    Interest costs................................       1.9          1.7          2.1
    Amortization of prior service cost and
     (gains) or losses............................        --           --         (0.2)
                                                      ------       ------       ------
    Net periodic postretirement benefit cost......    $  2.8       $  2.5       $  3.0
                                                      ======       ======       ======




    In measuring the expected postretirement benefit obligation, the Company assumed a discount rate of 7.00% (1997 - 7.50%) as well as a 4.00% (1997 - 4.00%) rate of increase in the compensation level, and utilized a health care cost trend ranging from 7.25% to 8.25% in 1998, grading down to an ultimate rate of 5.25% in 2003. The effect of increasing the average health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1998, by $7.4 million and increase the annual aggregate service and interest costs by $0.6 million. The effect of decreasing the average health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation as of December 31, 1998, by $6.1 million and decrease the annual aggregate service and interest costs by $0.5 million.

    Employee Savings Plan

    The Clark Refining & Marketing, Inc. Retirement Savings Plan and separate Trust (the "Plan"), a defined contribution plan, covers substantially all employees of Clark. Under terms of the Plan, Clark R&M matches the amount of employee contributions, subject to specified limits. Company contributions to the Plan during 1998 were $6.4 million (1997 - $5.4 million; 1996 - $5.3 million).

13.  INCOME TAXES

     Clark provides for deferred taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

     The income tax provision (benefit) is summarized as follows:

                                                      1996           1997           1998
                                                  ------------   ------------   ------------
     Earnings (loss) before provision for
        income taxes
        Continuing operations..................     $  (64.7)      $  (37.2)      $  (48.9)
        Extraordinary item.....................         --            (10.7)          --
                                                    --------       --------       --------
                                                    $  (64.7)      $  (47.9)      $  (48.9)
                                                    ========       ========       ========

       Income tax provision (benefit):
        Continuing operations..................     $  (18.6)      $   10.4       $  (12.9)
        Extraordinary item.....................         --             --             --
                                                    --------       --------       --------
                                                    $  (18.6)      $   10.4       $  (12.9)
                                                    ========       ========       ========


     Current provision (benefit) - Federal.....     $   (0.2)      $    8.7       $   (1.7)
                                 - State.......          4.4            1.5           (0.4)
                                                    --------       --------       --------
                                                         4.2           10.2           (2.1)
                                                    --------       --------       --------
     Deferred provision (benefit) - Federal....        (15.9)          --            (10.4)
                                  - State......         (6.9)           0.2           (0.4)
                                                    --------       --------       --------
                                                       (22.8)           0.2          (10.8)
                                                    --------       --------       --------
     Income tax provision (benefit)............     $  (18.6)      $   10.4       $  (12.9)
                                                    ========       ========       ========

     A reconciliation between the income tax provision computed on pretax income at the statutory federal rate and the actual provision for income taxes is as follows:

                                                   1996           1997           1998
                                               ------------   ------------   ------------
     Federal taxes computed at 35%..........     $  (22.6)      $  (16.8)      $ (17.1)
     State taxes, net of federal effect.....         (1.6)           1.1          (0.5)
     Nontaxable dividend income.............         (2.4)          (1.9)         (0.4)
     Valuation allowance....................          6.1           28.4           2.3
     Other items, net.......................          1.9           (0.4)          2.8
                                                 --------       --------       -------
     Income tax provision (benefit).........     $  (18.6)      $   10.4       $ (12.9)
                                                 ========       ========       =======

    The following represents the approximate tax effect of each significant temporary difference giving rise to deferred tax liabilities and assets:

                                                    December 31,   December 31,
                                                        1997           1998
                                                    ------------   ------------
    Deferred tax liabilities:
       Property, plant and equipment.............     $   73.2       $   84.9
       Turnaround costs..........................         13.1           14.1
       Other.....................................          0.8            3.6
                                                      --------       --------
                                                          87.1          102.6
                                                      --------       --------
    Deferred tax assets:
       Alternative minimum tax credit............         12.0           18.8
       Trademarks................................           --             --
       Environmental and other future costs......         14.7           19.5
       Tax loss carryforwards....................         87.4           67.0
       Inventory.................................          3.7           44.8
       Other.....................................         17.2           13.5
                                                      --------       --------
                                                         135.0          163.6
                                                      --------       --------
    Valuation allowance..........................        (34.5)         (36.8)
                                                      --------       --------
    Net deferred tax asset.......................     $   13.4       $   24.2
                                                      ========       ========

    As of December 31, 1998, Clark has made net cumulative payments of $18.8 million under the Federal alternative minimum tax system which are available to reduce future regular income tax payments. As of December 31, 1998, Clark had a Federal net operating loss carryforward of $160.2 million and Federal business tax credit carryforwards in the amount of $3.7 million. Such operating losses and tax credit carryforwards have carryover periods of 15 years (20 years for losses and credits originating in 1998 and years thereafter) and are available to reduce future tax liabilities through the year ending December 31, 2018.

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

    In 1997, the Company recorded a charge to operations in the amount of $40.0 million for recapitalization expenses, asset write-offs, and other charges incurred in connection with the Company's equity recapitalization and change in control. The total charge includes $20.3 million of asset write-offs principally related to an investment in a project initiated to produce low-sulfur diesel fuel at the Hartford refinery (the "DHDS Project"); $10.7 million of transaction, advisory, and monitoring fees related to the Blackstone Transaction; and $9.0 million resulting from a change in strategic direction primarily for certain environmental, legal and other accruals related to existing actions.

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

July 14, 1999

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

             SIGNATURE                                     TITLE                               DATE
             ---------                                     -----                               ----
       /s/ William C. Rusnack           Director, Chief Executive Officer                 July 14, 1999
       ----------------------
         William C. Rusnack               and President

       /s/ Marshall A. Cohen            Director and Chairman of the Board                July 14, 1999
       ---------------------
          Marshall A. Cohen

        /s/ David I. Foley              Director                                          July 14, 1999
        ------------------
          David I. Foley

      /s/ Robert L. Friedman            Director                                          July 14, 1999
      ---------------------
         Robert L. Friedman

      /s/ David A. Stockman             Director                                          July 14, 1999
      ---------------------
         David A. Stockman

        /s/ Maura J. Clark              Executive Vice President, Corporate               July 14, 1999
        ------------------
          Maura J. Clark                  Development and Chief Financial Officer
                                          (Principal Financial Officer)

      /s/ Dennis R. Eichholz            Controller and Treasurer (Principal               July 14, 1999
      ----------------------
        Dennis R. Eichholz                Accounting Officer)


July 14, 1999