Form 10-Q
period 1999-06-30
CLARK REFINING & MARKETING INC
filed 1999-08-16
CIK 20762

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                  FORM 10-Q



X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1999

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

	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (?) No ( )

	Number of shares of registrant's common stock, $.01 par value, outstanding as of August 6, 1999: 100, all of which were owned by Clark USA, Inc.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


To the Board of Directors of
Clark Refining & Marketing, Inc:


We have reviewed the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. and Subsidiaries (the "Company") as of June 30, 1999, and the related consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1999, and the consolidated statements of cash flows for the six month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1999 (except Note 3 for which the date was July 8, 1999), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Deloitte & Touche LLP




St. Louis, Missouri
August 5, 1999

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (dollars in millions, except share data)




                                Reference       December 31,     June 30,
                                   Note             1998          1999
                               ------------    --------------  -----------
                                                               (unaudited)

            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                    $   147.5       $   105.9
   Short-term investments                             4.5             1.5
   Accounts receivable                              130.7           124.9
   Receivable from affiliates                         2.3             3.3
   Inventories                      3               267.7           288.6
   Prepaid expenses and other                        31.6            32.4
   Net assets held for sale         7               143.2           146.7
                                               --------------  -----------
          Total current assets                      727.5           703.3

PROPERTY, PLANT, AND EQUIPMENT, NET                 627.4           719.3
OTHER ASSETS                        4, 5             92.1           115.6
                                               --------------  -----------
                                                $ 1,447.0       $ 1,538.2
                                               ==============  ===========

  LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                             $   250.3       $   336.0
   Payable to affiliates                             25.2            25.8
   Accrued expenses and other         5              64.3            66.7
   Accrued taxes other than income                   25.9            26.0
                                               --------------  -----------
          Total current liabilities                 365.7           454.5

LONG-TERM DEBT                                      805.2           803.7
OTHER LONG-TERM LIABILITIES                          51.1            54.3
COMMITMENTS AND CONTINGENCIES         8                --              --

COMMON STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per
     share; 1,000 shares authorized
     and 100 shares issued and
     outstanding)                                      --              --
   Paid-in capital                                  234.2           224.7
   Retained earnings (deficit)                       (9.2)            1.0
                                               --------------  -----------
           Total stockholder's equity               225.0           225.7
                                               --------------  -----------
                                                $ 1,447.0       $ 1,538.2
                                               ==============  ===========

        The accompanying notes are an integral part of these statements.

                 CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (unaudited, dollars in millions)

                                                For the Three Months
                                                    Ended June 30,
                                 Reference     -----------------------
                                   Note           1998        1999
                                 ---------     ----------  -----------

NET SALES AND OPERATING REVENUES                $  864.1    $ 1,059.6

EXPENSES:
  Cost of sales                                   (723.0)      (960.0)
  Operating expenses                               (74.7)       (95.4)
  General and administrative expenses              (12.8)       (12.4)
  Depreciation                                      (6.5)        (8.7)
  Amortization                                      (5.9)        (6.9)
  Inventory recovery (write-down)
    to market                         3             (8.2)         9.6
                                               ----------  -----------
                                                  (831.1)    (1,073.8)
                                               ----------  -----------
OPERATING INCOME (LOSS)                             33.0        (14.2)
  Interest and finance costs, net    4, 5          (11.0)       (15.8)
                                               ----------  -----------
EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                      22.0        (30.0)

  Income tax benefit                   6              --          1.5
                                               ----------  -----------
EARNINGS (LOSS) FROM CONTINUING
OPERATIONS                                          22.0        (28.5)

  Discontinued operations, net of
  income tax provision of $1.9
  (1998 - $--)                         7             0.1          3.0
                                               ----------  -----------
NET EARNINGS (LOSS)                             $   22.1    $   (25.5)
                                               ==========  ===========


      The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited, dollars in millions)


                                                For the Six Months
                                                    Ended June 30,
                                 Reference     -----------------------
                                   Note           1998        1999
                                 ---------     ----------   ----------

NET SALES AND OPERATING REVENUES                $ 1,580.8   $ 1,956.6

EXPENSES:
  Cost of sales                                  (1,347.8)   (1,780.2)
  Operating expenses                               (152.2)     (192.5)
  General and administrative expenses               (23.6)      (25.6)
  Depreciation                                      (12.9)      (17.4)
  Amortization                                      (11.8)      (12.0)
  Inventory recovery (write-down)
     to market                        3             (30.9)      105.8
                                               -----------  -----------
                                                 (1,579.2)   (1,921.9)
                                               -----------  -----------

OPERATING INCOME                                      1.6        34.7

Interest and finance costs, net      4, 5           (22.0)      (32.0)
                                               -----------  -----------

EARNINGS (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                      (20.4)        2.7

  Income tax (provision) benefit       6             (0.2)        2.6
                                               -----------  -----------
EARNINGS (LOSS) FROM CONTINUING
OPERATIONS                                          (20.6)        5.3

  Discontinued operations, net of
    income tax provision of $3.0
    (1998 - $--)                       7               --         4.9
                                               -----------  -----------
NET EARNINGS (LOSS)                             $   (20.6)   $   10.2
                                               ===========  ===========


     The accompanying notes are an integral part of these statements.

                  CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited, dollars in millions)


                                                           For the Six Months
                                                             Ended June 30,
                                                          --------------------
                                                            1998       1999
                                                          ---------- ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                       $ (20.6)  $  10.2
  Discontinued operations                                        --      (4.9)
  Adjustments:
       Depreciation                                            12.9      17.4
       Amortization                                            12.9      14.9
       Share of earnings of affiliates, net of dividends        1.5        --
       Inventory (recovery) write-down to market               30.9    (105.8)
       Other, net                                               0.8       4.4

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses and other          1.4      12.0
       Inventories                                            (41.1)     86.5
       Accounts payable, accrued expenses, taxes
        other than income and other                           (17.9)     82.7
                                                          ---------- ---------
            Net cash provided by (used in)
               operating activities
               of continuing operations                       (19.2)    117.4
            Net cash provided by operating
               activities of discontinued operations           11.5       3.1
                                                          ---------- ---------
            Net cash provided by (used in)
               operating activities                            (7.7)    120.5
                                                          ---------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                            --      (3.2)
  Sales and maturities of short-term investments                 --       2.9
  Expenditures for property, plant and equipment              (24.4)   (112.9)
  Expenditures for turnaround                                 (11.1)    (36.0)
  Discontinued operations                                       3.8      (1.8)
                                                          ---------- ---------
            Net cash used in investing activities             (31.7)   (151.0)
                                                          ---------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                      (5.1)     (1.6)
  Capital contribution returned                                (9.5)     (9.5)
                                                          ---------- ---------
            Net cash used in financing activities             (14.6)    (11.1)
                                                          ---------- ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (54.0)    (41.6)
CASH AND CASH EQUIVALENTS, beginning of period                228.1     147.5
                                                          ---------- ---------
CASH AND CASH EQUIVALENTS, end of period                   $  174.1   $ 105.9
                                                          ========== =========

        The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark Refining & Marketing, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1999
(tabular dollar amounts in millions of U.S. dollars)

1.	Basis of Preparation

	The consolidated interim financial statements of Clark Refining & Marketing, Inc. and Subsidiaries (the "Company") have been reviewed by independent accountants. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The financial statements are presented in accordance with the disclosure requirements for Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K/A.

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

3.	Inventories

	The carrying value of inventories consisted of the following:

                                                      December 31,   June 30,
                                                         1998          1999
                                                     ------------  ----------

        Crude oil .................................    $ 165.3       $  88.1
        Refined and blendstocks ...................      186.4         177.0
        LIFO inventory value excess over market ...     (105.8)           --
        Warehouse stock and other .................       21.8          23.5
                                                     ------------  ----------
                                                       $ 267.7       $ 288.6
                                                     ============  ==========

	The market value of the crude oil and refined product inventories at June 30, 1999 was approximately $24.2 million above carrying value.

4.	Other Assets

	Amortization of deferred financing costs for the three-month and six-month periods ended June 30, 1999 was $1.7 million (1998 - $0.5 million) and $2.9 million (1998 - $1.0 million), respectively, and was included in "Interest and finance costs, net".

5.	Interest and Finance Costs, net

	Interest and finance costs, net, consisted of the following:

                                     For the Three Months  For the Six Months
                                         Ended June 30,       Ended June  30,
                                     --------------------- -------------------
                                        1998       1999       1998     1999
                                     ----------- ---------- -------- ---------

        Interest expense ............  $  13.3     $  18.5    $ 26.9    $ 37.1
        Financing costs .............      0.5         1.7       0.9       3.0
        Interest and finance income..     (2.2)       (1.2)     (4.8)     (2.9)
                                     ----------- ---------- --------- ---------
                                          11.6        19.0      23.0      37.2
        Capitalized interest ........     (0.6)       (3.2)     (1.0)     (5.2)
                                     ----------- ---------- --------- ---------
                                       $  11.0     $  15.8    $ 22.0    $ 32.0
                                     =========== ========== ========= =========

	Cash paid for interest expense for the three-month and six-month periods ended June 30, 1999 was $18.2 million (1998 - $14.8 million) and $37.2 million (1998 - $26.7 million), respectively. Accrued interest payable as of June 30, 1999 of $13.3 million (December 31, 1998 - $13.3 million) was included in "Accrued expenses and other".

6.	Income Taxes

   The Company made net cash income tax payments during the three-month period ended June 30, 1999 of $0.4 million (1998 - $0.6 million). For the six-month period ended June 30, 1999, the Company made no net cash tax payments (1998 - net cash income tax payments of $0.9 million).

   The income tax (provision) benefit on Earnings (Loss) from Continuing Operations reflects the intraperiod utilization of net operating losses.

7.	Disposition of Retail Division

	In July 1999, the Company sold its retail marketing operation in a recapitalization transaction to a company controlled by Apollo Management L.P. for approximately $230 million. After all transaction costs the sale is expected to generate cash proceeds of approximately $213 million. See Exhibit
10.0 Asset Contribution and Recapitalization Agreement filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999. In general, the buyer assumed unknown environmental liabilities at the retail stores they acquired up to $50,000 per site, as well as responsibility for any post closing contamination. Subject to certain risk sharing arrangements, the Company retained responsibility for all pre-existing known contamination. Holdings acquired a six percent equity interest in the retail marketing operation. As part of the sale agreement, the Company also entered into a two-year market-based supply agreement for refined products that will be provided to the retail business through the Company's Midwest refining and distribution network. This network was not included in the sale. The buyer may cancel the supply agreement with 90 days notice. The retail marketing operation was sold in order to allow the Company to focus its human and financial resources on the continued improvement and expansion of its refining business, which it believes will generate higher future returns.

	The retail marketing operations were classified as a discontinued operation and the results of operations were excluded from continuing operations in the consolidated statements of operations beginning with the periods ending March
31, 1998 and 1999.  A substantial gain on the sale is expected to be recognized in the third quarter of 1999 that will be substantially sheltered from income taxes by the Company's favorable tax attributes.  The retail marketing operation sold included all Company-operated retail stores, approximately 200 independently-operated, Clark-branded stores and the Clark trade name.

	The net sales revenue from the retail marketing operation for the three-month and six-month periods ended June 30, 1999 was $262.1 million (1998 - $246.8 million) and $464.9 million (1998 - $480.8 million), respectively.
"Net assets held for sale" as of December 31, 1998 and June 30, 1999 consisted of the following:

                                                December 31,      June 30,
                                                    1998            1999
                                                -------------  -------------

        Current assets .......................   $   43.1        $   64.4
        Noncurrent assets ....................      187.5           177.4
                                                -------------  -------------
        Total assets .........................   $  230.6        $  241.8
                                                =============  =============

        Current liabilities ..................   $   62.7        $   72.9
        Noncurrent liabilities ...............       24.7            22.2
                                                -------------  -------------
        Total liabilities ....................   $   87.4        $   95.1
                                                =============  =============

        Net Assets Held For Sale .............   $  143.2        $  146.7
                                                =============  =============

8.	Commitments and Contingencies

	The Company and Clark USA, Inc, ("Clark USA") the Company's parent, are subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters. While it is not possible at this time to establish the ultimate amount of liability with respect to such contingent liabilities, Clark USA and the Company are of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on their financial position, however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

	In March 1998, the Company announced that it had entered into a long-term crude oil supply agreement with P.M.I. Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company.
The contract provided the Company with the foundation necessary to continue developing a project to upgrade its Port Arthur, Texas refinery to process primarily lower-cost, heavy sour crude oil. The project is expected to cost approximately $700 million including the construction of additional coking and hydrocracking capability, and the expansion of crude unit capacity to approximately 250,000 barrels per day. Financing for the new major processing units in the project has been arranged by Port Arthur Coker
Company L.P., a company that is an affiliate of, but not be controlled by, the Company and its subsidiaries.  Closing on the financing is expected on
August 19, 1999. The oil supply agreement with PMI and the construction work-in-progress related to the new processing units are expected to be transferred for value to Port Arthur Coker Company L.P. In connection with the project, the Company expects to lease certain existing processing units to Port Arthur Coker Company L.P. on fair market terms and, pursuant to this lease, will be obligated to make certain modifications, infrastructure improvements and incur certain development costs during 1999 and 2000 at an estimated cost up to $120 million. In addition, the Company expects to enter into agreements with Port Arthur Coker Company L.P. pursuant to which the
Company would provide certain operating, maintenance and other services and would purchase the output from the new coking and hydrocracking equipment for
further processing into finished products.    The Company also expects to
enter into agreements under which Port Arthur Coker Company L.P. would process certain hydrocarbon streams owned by the Company. The Company expects to receive and pay compensation at fair market value under these agreements, which in the aggregate are expected to be favorable to the Company.

	In the event the project financing cannot be completed on a non-recourse basis to the Company as contemplated, the restrictions in the Company's existing debt instruments would likely prohibit the Company and its subsidiaries from raising the financing themselves and thus completing the project. Notwithstanding the foregoing, however, the Company has entered into purchase orders, some of which contain cancellation penalties and similar provisions, for material, equipment and services related to this project. As of June 30, 1999, non-cancelable amounts of approximately $139 million had accumulated under these purchase orders. Additional purchase orders and commitments have been made and are expected to continue to be made during 1999. If the project were canceled, the Company would be required to pay a termination fee of $200,000 per month to PMI from September 1, 1998 to the cancellation date. In addition, the Company would be subject to payment of the non-cancelable commitments and required to record a charge to earnings for all expenditures to date. Although the financing is expected to be completed by Port Arthur Coker Company L.P., there can be no assurance that the financing for the project will be successful or that the project can be completed as contemplated.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Highlights

	The following table reflects Clark Refining & Marketing, Inc.'s (the "Company") financial and operating highlights for the three and six month periods ended June 30, 1998 and 1999. The Company is a wholly-owned subsidiary of Clark USA, Inc., which is wholly-owned by Clark Refining Holdings Inc. ("Holdings"). All amounts listed are dollars in millions, except per barrel information. Certain information was restated to reflect current period presentation. The table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.


Operating Income:
                                      For the Three Months  For the Six Months
                                         Ended June 30         Ended June 30,
                                      --------------------  ------------------
                                        1998       1999       1998      1999
                                      ---------  ---------  --------  --------
Port Arthur Refinery
 Crude oil throughput
    (thousand bbls per day)              233.2     213.0      227.7    213.0
 Production (thousand bbls per day)      241.4     229.3      230.2    221.7
 Gross margin
    ($ per barrel of production)       $  4.09   $  1.91    $  4.00   $ 2.00
 Gulf Coast 3/2/1 crack spread
    ($ per barrel)                        3.42      1.44       2.96     1.33
 Operating expenses                      (42.6)    (38.9)     (88.0)   (79.1)
 Net margin                            $  47.2   $   1.0    $  78.5   $  1.2

Midwest Refineries and Other
 Crude oil throughput
  (thousand bbls per day)                128.0     269.7      118.8    256.1
 Production (thousand bbls per day)      124.9     281.7      120.5    271.6
 Gross margin
    ($ per barrel of production)       $  5.31   $  2.41    $  4.08  $  1.84
 Chicago 3/2/1 crack spread
    ($ per barrel)                        5.09      2.97       3.87     2.38
 Operating expenses                      (32.1)    (56.5)     (64.2)  (113.4)
 Net margin                            $  28.3   $   5.4    $  24.8  $ (22.8)

General and administrative expenses      (12.8)    (12.5)     (23.6)   (25.6)
                                       ---------- ---------  -------- -------
 Operating Contribution                   62.7      (6.1)      79.7    (47.2)
Inventory timing adjustment
   gain (loss) (a)                        (9.1)     (2.2)     (22.5)     5.5
Inventory recovery (write-down)
   to market                              (8.2)      9.6      (30.9)   105.8
Depreciation and amortization            (12.4)    (15.5)     (24.7)   (29.4)
                                       ---------- ---------  ------- --------
 Operating income (loss)                $ 33.0    $(14.2)    $  1.6   $ 34.7
                                       ========== =========  ======= ========


(a)	Includes gains and losses caused by the timing differences between when crude oil is actually purchased and refined products are actually sold, and a daily "market in, market out" operations measurement methodology.

	The Company recorded a net loss from continuing operations of $28.5 million in the second quarter of 1999 versus net earnings from continuing operations of $22.0 million in the same period a year ago. For the first six months of 1999, the Company recorded net earnings from continuing operations of $5.3 million versus a net loss from continuing operations of $20.6 million in the same period a year ago. Earnings in 1999 benefited from rising crude oil prices as demonstrated by an over $7.00 per barrel increase in benchmark West Texas Intermediate crude oil prices along with even larger increases in refined product prices. Associated inventory gains in the first six months of 1999 were a result of a recovery of previous non-cash inventory writedowns of $105.8 million (1998 - loss of $30.9 million) and the cash benefit of the price increases on the lag between crude oil purchases and product sales of $5.5 million (1998 - loss of $22.5 million).

	Net sales and operating revenues increased approximately 23% and 24% in the first three and six months of 1999, respectively, as compared to the same periods of 1998.  These increases were principally due to additional sales volumes resulting from the acquisition of the Lima refinery in August 1998 that were only partially offset in the period by lower average petroleum prices.

	Operating Contribution (earnings before interest, depreciation, amortization, inventory-related items and taxes) from continuing operations was a loss of $6.1 million in the second quarter of 1999 versus a contribution of $62.7 million for the same period a year ago. Operating Contribution from continuing operations was a loss of $47.2 million in the first six months of 1999 versus a contribution of $79.7 million in the same period of 1998. Operating Contribution in both the second quarter and first half of 1999 trailed the prior year due to lower refining margins. Gulf Coast 3/2/1 crack spread refining margin indicators in the first six months of 1999 decreased $1.63 per barrel (second quarter - $1.98 per barrel) and Midwest indicators decreased $1.49 per barrel (second quarter - $2.12 per barrel) as the third consecutive warmer-than-normal winter heating season resulted in high industry inventories on a historical basis. Second quarter industry conditions were modestly improved from the first quarter, but were still well below 1998 and historical levels. In addition, discounts for heavy and sour crude oil were compressed relative to year-ago levels. The Company believes this margin compression was due to the low average crude oil prices, reduced Canadian heavy sour crude oil production, and OPEC production cuts disproportionately affecting heavy crude oil barrels. Refining market conditions in the first six months of 1999 were the most unfavorable of the last 15 years.

	Crude oil throughput and related production in the Company's Midwest refineries was higher in the second quarter and first half of 1999 principally because of the addition of the Lima refinery in August 1998. However, the increase in production resulting from the Lima refinery acquisition was partially offset by a reduction in throughput due to the poor refining margins in the first six months of 1999 and a leak in a major interstate crude oil pipeline supplying the Midwest refineries in the first quarter. The lower production associated with a maintenance turnaround at the Lima refinery resulted in a lost margin opportunity of approximately $5 million in the first quarter of 1999. Crude oil throughput and production was also reduced at the Port Arthur refinery in the second quarter and first half of 1999 due to weak market conditions.

	Midwest refining operating expenses increased because of the addition of the Lima refinery. Port Arthur operating expenses were reduced in the second quarter and first half of 1999 due to lower maintenance and gain sharing expenses and the positive impact of lower natural gas prices on fuel costs.


Other Financial Highlights

	General and administrative expenses increased in the first six months of 1999 over the comparable period of 1998 principally because of costs related to the addition of the Lima refinery and costs associated with year 2000-related remediation and upgrades. The Company has expended $4.6 million from inception of its year 2000 program through June 30, 1999. The Company believes that as of June 30, 1999, 99% of mission critical embedded processors at refineries, 84% of mission critical systems, including hardware and software, and 84% of mission critical business partners had represented that mission critical systems were remediated. More information on the Company's year 2000 program is discussed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

	Interest and finance costs, net for the three and six months ended June 30,
1999 increased over the comparable periods in 1998 principally because of increased debt associated with the acquisition of the Lima refinery.
Depreciation and amortization expense also increased in the three and six months ended June 30, 1999 over the comparable periods in 1998 principally because of the acquisition of the Lima refinery.

Sale of Retail Division

	In July 1999, the Company sold its retail marketing operation in a recapitalization transaction to a company controlled by Apollo Management L.P. for approximately $230 million. After all transaction costs the sale is expected to generate cash proceeds of approximately $213 million. See Exhibit
10.0 Asset Contribution and Recapitalization Agreement filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999. In general, the buyer assumed unknown environmental liabilities at the retail stores they acquired up to $50,000 per site, as well as responsibility for any post closing contamination. Subject to certain risk sharing arrangements, the Company retained responsibility for all pre-existing known contamination. Holdings acquired a six percent equity interest in the retail marketing operation. As part of the sale agreement, the Company also entered into a two-year market-based supply agreement for refined products that will be provided to the retail business through the Company's Midwest refining and distribution network. This network was not included in the sale. The buyer may cancel the supply agreement with 90 days notice. The retail marketing operation was sold in order to allow the Company to focus its human and financial resources on the continued improvement and expansion of its refining business, which it believes will generate higher future returns.

	The retail marketing operations were classified as a discontinued operation and the results of operations were excluded from continuing operations in the consolidated statements of operations beginning with the periods ending March
31, 1998 and 1999.  A substantial gain on the sale is expected to be recognized in the third quarter of 1999 that will be substantially sheltered from income taxes by the Company's favorable tax attributes.  The retail marketing operation sold included all Company-operated retail stores, approximately 200 independently-operated, Clark-branded stores and the Clark trade name.


Liquidity and Capital Resources

	Net cash used in operating activities, excluding working capital changes, for the six months ended June 30, 1999 was $63.8 million compared to cash provided of $38.4 million in the year-earlier period. Working capital as of June 30, 1999 was $248.8 million, a 1.55-to-1 current ratio, versus $361.8 million as of December 31, 1998, a 1.99-to-1 current ratio. Working capital at December 31, 1998 and June 30, 1999 included the retail division net assets held for sale. Total working capital decreased in the first half of 1999 principally due to the cash used in operating activities and significant capital expenditures, which were only partially offset by the positive impact of increased petroleum prices on inventory. Inventory management activities also reduced the total volume of inventory during the first six months of 1999.

	In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products.
The Company has in place a credit agreement (the "Credit Agreement") which provides for borrowings and the issuance of letters of credit up to the lesser of $700 million, or the amount of a borrowing base calculated with respect to the Company's cash, short-term investments, eligible receivables and hydrocarbon inventories.  Direct borrowings under the Credit Agreement are limited to the principal amount of $150 million.  Borrowings under the Credit
Agreement are secured by a lien on substantially all of the Company's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks.  The amount available under the borrowing base associated with such facility at June 30, 1999 was $492 million and approximately $421 million of the facility was utilized for letters of credit.  As of June 30, 1999, there were no direct borrowings under the Credit Agreement.  The Credit
Agreement expires on December 31, 1999 and the Company expects to amend or replace the agreement by the end of 1999.

	Cash flows used in investing activities in the first six months of 1999 were $151.0 million as compared to $31.7 million in the year-earlier period. Cash flow used in investing activities in the first half of 1999 was higher than the previous year's first half principally due to increased scheduled maintenance turnaround expenditures at the Lima and Port Arthur refineries ($36.0 million), and increased expenditures for property, plant and equipment. Expenditures for property, plant and equipment totaled $112.9 million in the first six months of 1999 (1998 - $24.4 million) and principally related to a project to upgrade the Port Arthur refinery to allow it to process up to 80% heavy sour crude oil ($96.9 million).

	In March 1998, the Company announced that it had entered into a long-term crude oil supply agreement with P.M.I. Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company.
The contract provided the Company with the foundation necessary to continue developing a project to upgrade its Port Arthur, Texas refinery to process primarily lower-cost, heavy sour crude oil. The project is expected to cost approximately $700 million including the construction of additional coking and hydrocracking capability, and the expansion of crude unit capacity to approximately 250,000 barrels per day. Financing for the new major processing units in the project has been arranged by Port Arthur Coker
Company L.P., a company that is an affiliate of, but not controlled by, the Company. Closing on the financing is expected on August 19, 1999. The oil supply agreement with PMI and the construction work-in-progress related to the new processing units are expected to be transferred for value to Port
Arthur Coker Company L.P. In connection with the project, the Company expects to lease certain existing processing units to Port Arthur Coker
Company L.P. on fair market terms and, pursuant to this lease, will be obligated to make certain modifications, infrastructure improvements and incur certain development costs during 1999 and 2000 at an estimated cost up to $120 million. In addition, the Company expects to enter into agreements with Port Arthur Coker Company L.P. pursuant to which the Company would provide certain operating, maintenance and other services and would purchase the output from the new coking and hydrocracking equipment for further processing into finished products. The Company also expects to enter into agreements under which Port Arthur Coker Company L.P. would process certain hydrocarbon streams owned by the Company. The Company expects to receive and pay compensation at fair market value under these agreements, which in the aggregate are expected to be favorable to the Company.

	In the event the project financing cannot be completed on a non-recourse basis to the Company as contemplated, the restrictions in the Company's and Clark USA's existing debt instruments would likely prohibit the Company and Clark USA from raising the financing themselves and thus completing the project. Notwithstanding the foregoing, however, the Company has entered into purchase orders, some of which contain cancellation penalties and similar provisions, for material, equipment and services related to this project. As of June 30, 1999, non-cancelable amounts of approximately $139 million had accumulated under these purchase orders. Additional purchase orders and commitments have been made and are expected to continue to be made during 1999. If the project were canceled, the Company would be required to pay a termination fee of $200,000 per month to PMI from September 1, 1998 to the cancellation date. In addition, the Company would be subject to payment of the non-cancelable commitments and required to record a charge to earnings for all expenditures to date. Although the financing is expected to be completed by Port Arthur Coker Company L.P., there can be no assurance that the financing for the project will be successful or that the project can be completed as contemplated.

	In June 1999, the Company signed a non-binding letter of intent to pursue the acquisition of Equilon Enterprises, L.L.C.'s ("Equilon") 295,000 barrel per day Wood River, Illinois refinery, which is adjacent to the Company's Hartford, Illinois refinery. Separately, the Company signed a non-binding letter of intent to sell 12 distribution terminals to Equilon.

	Cash flows used in financing activities for first half of 1999 decreased as compared to the same period in 1998 principally because of the repurchase in
1998 of the Company's 9 1/2% Senior Unsecured Notes, due 2004 tendered under its required Change of Control offer ($3.3 million).

	Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year, excluding the Port Arthur heavy sour crude oil upgrade project. Future working capital investments, discretionary or non-discretionary capital expenditures, or acquisitions may require additional debt or equity financing.

Forward-Looking Statements

	Certain statements in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. Words such as ''expects,'' ''intends,'' ''plans,'' ''projects,'' ''believes,'' ''estimates'' and similar expressions typically identify such forward-looking statements.

	Even though the Company believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. There are many reasons why actual results could, and probably will, differ from those contemplated in the Company's forward-looking statements. These include, among others, changes in:

*  Industry-wide refining margins
* Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions
*  Market volatility due to world and regional events
*  Availability and cost of debt and equity financing
*  Labor relations
*  U.S. and world economic conditions
*  Supply and demand for refined petroleum products
* Reliability and efficiency of the Company's operating facilities. There are many hazards common to operating oil refining and distribution facilities. Such hazards include equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather
* Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity
*  The enforceability of contracts
* Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics
*  Other unpredictable or unknown factors not discussed

	Because of all of these uncertainties, and others, you should not place undue reliance on the Company's forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

	On July 6, 1999, Clark Refining & Marketing, Inc. was served with a civil administrative complaint by the United States Environmental Protection Agency, Region 5, alleging certain violations of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder, with respect to certain record-keeping and reporting requirements relating to the Hartford refinery. The administrative complaint seeks a civil penalty of $498,000. No estimate can be made at this time of the Company's potential liability, if any, as a result of this matter.


ITEM 5 - Other Information

Director Change

	Robert L. Friedman was appointed director of the Company, Clark Refining Holdings Inc. and Clark USA, Inc. effective July 15, 1999. Mr. Friedman has served as a Senior Managing Director of The Blackstone Group L.P. since March 1999. Prior to joining Blackstone, Mr. Friedman was a partner with Simpson Thacher & Bartlett, a New York law firm, since 1967. Mr. Friedman replaced Glenn H. Hutchins on the board of directors. Mr. Hutchins resigned as a director of the Company and Clark USA, Inc. effective May 4, 1999.

Sale of Retail Division

	In July 1999, the Company sold its retail marketing operation in a recapitalization transaction to a company controlled by Apollo Management L.P. for approximately $230 million. After all transaction costs the sale is expected to generate cash proceeds of approximately $213 million. See Exhibit
10.0 Asset Contribution and Recapitalization Agreement filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999. In general, the buyer assumed unknown environmental liabilities at the retail stores they acquired up to $50,000 per site, as well as responsibility for any post closing contamination. Subject to certain risk sharing arrangements, the Company retained responsibility for all pre-existing known contamination. Holdings acquired a six percent equity interest in the retail marketing operation. As part of the sale agreement, the Company also entered into a two-year market-based supply agreement for refined products that will be provided to the retail business through the Company's Midwest refining and distribution network. This network was not included in the sale. The buyer may cancel the supply agreement with 90 days notice. The retail marketing operation was sold in order to allow the Company to focus its human and financial resources on the continued improvement and expansion of its refining business, which it believes will generate higher future returns.

	The retail marketing operations were classified as a discontinued operation and the results of operations were excluded from continuing operations in the consolidated statements of operations beginning with the periods ending March
31, 1998 and 1999.  A substantial gain on the sale is expected to be recognized in the third quarter of 1999 that will be substantially sheltered from income taxes by the Company's favorable tax attributes.  The retail marketing operation sold included all Company-operated retail stores, approximately 200 independently-operated, Clark-branded stores and the Clark trade name.


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


                                CLARK REFINING & MARKETING, INC.
                                (Registrant)





                                /s/  Dennis R. Eichholz
                                ---------------------------------------
                                Dennis R. Eichholz
                                Controller and Treasurer (Authorized
                                Officer and Chief Accounting Officer)

August 12, 1999