Form 10-Q
period 1999-09-30
CLARK REFINING & MARKETING INC
filed 1999-11-15
CIK 20762

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1999

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

	Number of shares of registrant's common stock, $.01 par value, outstanding as of November 10, 1999: 100, all of which were owned by Clark USA, Inc.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        --------------------------------

To the Board of Directors of
Clark Refining & Marketing, Inc:


We have reviewed the accompanying consolidated balance sheet of Clark Refining & Marketing, Inc. and Subsidiaries (the "Company") as of September 30, 1999, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1999, and the consolidated statements of cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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




St. Louis, Missouri
November 9, 1999

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      (dollars in millions, except share data)

                                Reference       December 31,    September 30,
                                   Note             1998            1999
                                ---------       ------------    -------------
                                                                 (unaudited)
          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                     $  147.5         $  231.3
   Short-term investments                             4.5              1.5
   Accounts receivable                              130.7            182.1
   Receivable from affiliates                         2.3              7.0
   Inventories                       3              267.7            326.7
   Prepaid expenses and other                        31.6             38.1
   Net assets held for sale          7              143.2               --
                                                ------------    -------------
          Total current assets                      727.5            786.7


PROPERTY, PLANT, AND EQUIPMENT, NET                 627.4            620.5
OTHER ASSETS                         4               92.1            110.6
                                                ------------    -------------
                                                 $1,447.0         $1,517.8
                                                ============    =============

    LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                              $  250.3         $  318.5
   Payable to affiliates                             25.2             26.2
   Accrued expenses and other       5                64.3             65.5
   Accrued taxes other than income                   25.9             30.7
                                                ------------    -------------
          Total current liabilities                 365.7            440.9


LONG-TERM DEBT                                      805.2            802.9
OTHER LONG-TERM LIABILITIES                          51.1             63.0
COMMITMENTS AND CONTINGENCIES       8                  --               --


COMMON STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per
     share; 1,000 shares authorized and 100
     shares issued and outstanding)                    --               --
   Paid-in capital                                  234.2            194.7
   Retained earnings (deficit)                       (9.2)            16.3
                                                ------------    -------------
           Total stockholder's equity               225.0            211.0
                                                ------------    -------------
                                                $ 1,447.0         $1,517.8
                                                ============    =============

         The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited, dollars in millions)

                                                           For the Three Months
                                                            Ended September 30,
                                             Reference    ----------------------
                                               Note          1998       1999
                                            ------------  ----------  ----------

NET SALES AND OPERATING REVENUES                          $ 1,019.1   $ 1,137.5

EXPENSES:
 Cost of sales                                               (880.5)   (1,015.8)
 Operating expenses                                           (89.0)     (104.5)
 General and administrative expenses                          (12.6)      (12.5)
 Depreciation                                                  (7.3)       (9.1)
 Amortization                                                  (6.9)       (6.5)
 Inventory recovery (write-down) to market       3             20.5          --
                                                          ----------  ----------
                                                             (975.8)   (1,148.4)
                                                          ----------  ----------

GAIN ON SALE OF PIPELINE INTERESTS                             69.3          --
                                                          ----------  ----------

OPERATING INCOME (LOSS)                                       112.6       (10.9)

 Interest and finance costs, net                4, 5          (13.5)      (14.4)
                                                          ----------  ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                                    99.1       (25.3)

 Income tax benefit                               6             3.9        13.2
                                                          ----------  ----------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                    103.0       (12.1)

 Discontinued operations, net of income tax
    benefit of $5.7 (1998 - provision of $3.9)    7             6.3        (9.2)
 Gain on disposal of discontinued operations,
    net of taxes of $23.3                         7              --        36.6
                                                          ----------  ----------
NET EARNINGS                                              $   109.3   $    15.3
                                                          ==========  ==========


         The accompanying notes are an integral part of these statements.

                       CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited, dollars in millions)

                                                          For the Nine Months
                                                           Ended September 30,
                                            Reference    ----------------------
                                              Note          1998       1999
                                           ------------  ----------- ----------

NET SALES AND OPERATING REVENUES                          $ 2,599.9  $ 3,094.1

EXPENSES:
 Cost of sales                                             (2,228.3)  (2,796.0)
 Operating expenses                                          (241.2)    (297.0)
 General and administrative expenses                          (36.2)     (38.1)
 Depreciation                                                 (20.2)     (26.5)
 Amortization                                                 (18.7)     (18.5)
 Inventory recovery (write-down) to market       3            (10.4)     105.8
                                                         ----------- ----------
                                                           (2,555.0)  (3,070.3)
                                                         ----------- ----------

GAIN ON SALE OF PIPELINE INTERESTS                             69.3         --
                                                         ----------- ----------

OPERATING INCOME                                              114.2       23.8

 Interest and finance costs, net               4, 5           (35.5)     (46.4)
                                                         ----------- ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                                    78.7      (22.6)

        Income tax benefit                       6              3.7       15.8
                                                         ----------- ----------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                     82.4       (6.8)

 Discontinued operations, net of income
    tax benefit of $2.7 (1998 - provision
    of $3.9)                                     7              6.3       (4.3)
 Gain on disposal of discontinued operations,
    net of taxes of $23.3                        7               --       36.6
                                                         ----------- ----------
NET EARNINGS                                              $    88.7  $    25.5
                                                         =========== ==========


           The accompanying notes are an integral part of these statements.

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, dollars in millions)

                                                          For the Nine Months
                                                          Ended September 30,
                                                           1998        1999
                                                         ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                            $   88.7    $  25.5
  Discontinued operations                                     (6.3)
  Adjustments:
       Depreciation                                           20.2       26.5
       Amortization                                           20.3       23.0
       Deferred income taxes                                    --        8.2
       Gain on sale of pipeline and retail interests         (69.3)     (59.9)
       Inventory (recovery) write-down to market              10.4     (105.8)
       Other, net                                              6.9       20.4
  Cash provided by (reinvested in) working capital
       Accounts receivable, prepaid expenses and other      (145.0)     (54.6)
       Inventories                                          (176.2)      48.1
       Accounts payable, accrued expenses,
          taxes other than income and other                  125.2       68.5
                                                         ----------  ---------
            Net cash provided by (used in) operating
               activities Of continuing operations          (125.1)       4.2
            Net cash provided by (used in) operating
               activities of discontinued operations          10.2       (1.6)
                                                         ----------  ---------
            Net cash provided by (used in) operating
               activities                                   (114.9)       2.6
                                                         ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment             (38.0)     (49.9)
  Expenditures for turnaround                                (13.8)     (66.3)
  Refinery acquisition expenditures                         (177.7)        --
  Proceeds from sale of assets                                76.4      214.9
  Proceeds from transfer of assets to Port Arthur
     Coker Company L.P.,net                                   (8.1)      26.6
  Purchases of short-term investments                           --       (3.2)
  Sales and maturities of short-term investments                --        2.9
  Discontinued operations                                       --       (1.8)
                                                         ----------  ---------
      Net cash provided by (used in)
         investing activities                               (161.2)     123.2
                                                         ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                     (5.9)      (2.5)
  Proceeds from issuance of long-term debt                   224.7         --
  Capital contribution returned                               (9.5)     (39.5)
  Deferred financing costs                                    (7.9)        --
                                                         ----------  ---------
      Net cash provided by (used in)
         financing activities                                201.4      (42.0)
                                                         ----------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (74.7)      83.8
CASH AND CASH EQUIVALENTS, beginning of period               228.1      147.5
                                                         ----------  ---------
CASH AND CASH EQUIVALENTS, end of period                  $  153.4   $  231.3
                                                         ==========  =========


           The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark Refining & Marketing, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1999
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

	In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt this statement effective January 1, 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair value will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities, and firm commitments or, for forecasted transactions, deferred and recorded as a component of comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be recognized in earnings immediately. The Company is currently evaluating when it will adopt this standard and the impact of the standard on the Company.
The impact of SFAS No. 133 will depend on a variety of factors, including future interpretive guidance, the future level of hedging activity, the types of hedging instruments used, and the effectiveness of such instruments.

3.	Inventories

	The carrying value of inventories consisted of the following:

                                                   December 31,   September 30,
                                                      1998             1999
                                                  ------------    -------------

        Crude oil ...............................    $ 165.3         $  103.6
        Refined and blendstocks .................      186.4            199.0
        LIFO inventory cost excess over market ..     (105.8)              --
        Warehouse stock and other ...............       21.8             24.1
                                                  ------------    -------------
                                                     $ 267.7         $  326.7
                                                  ============    =============

	The market value of the crude oil and refined product inventories at September 30, 1999 was approximately $116.8 million above carrying value.

4.	Other Assets

	Amortization of deferred financing costs for the three-month and nine-month periods ended September 30, 1999 was $1.5 million (1998 - $0.5 million) and
$4.4 million (1998 - $1.5 million), respectively, and was included in
"Interest and finance costs, net."

5.	Interest and Finance Costs, net

	Interest and finance costs, net, consisted of the following:


                                  For the three months  For the nine months
                                   ended September 30,   ended September 30,
                                  --------------------  --------------------
                                    1998        1999      1998       1999
                                  ----------  --------  ---------  ---------

        Interest expense            $  16.0    $ 18.3    $  42.9     $ 55.4
        Financing costs                 0.5       1.7        1.4        4.7
        Interest and finance
          income                       (2.3)     (3.3)      (7.1)      (6.2)
                                  ----------  --------  ---------  ---------
                                       14.2      16.7       37.2       53.9
        Capitalized interest           (0.7)     (2.3)      (1.7)      (7.5)
                                  ----------  --------  ---------  ---------
                                    $  13.5    $ 14.4    $  35.5     $ 46.4
                                  ==========  ========  =========  =========

	Cash paid for interest expense for the three-month and nine-month periods ended September 30, 1999 was $18.7 million (1998 - $12.0 million) and $55.9 million (1998 - $38.7 million), respectively. Accrued interest payable as of September 30, 1999 of $13.0 million (December 31, 1998 - $13.3 million) was included in "Accrued expenses and other."

6.	Income Taxes

The Company received net cash income tax refunds totaling $0.5 million for the three months ended September 30, 1999 (1998 - net cash income tax payments of $0.1 million), and received net cash income tax refunds totaling $0.5 million for the nine-month period ended September 30, 1999 (1998 - net cash income tax payments $1.0 million).

The income tax benefit on the Earnings (Loss) from Continuing Operations of $13.2 million and $15.8 million for the three and nine-month periods ended September 30, 1999 reflects the effects of intraperiod tax allocations resulting from the utilization of net operating losses to offset the income tax provision resulting from the Gain on Disposal of Discontinued Operations and the income tax benefit from Discontinued Operations, as well as the write-down of a net deferred tax asset.

7.	Disposition of Retail Division

	In July 1999, the Company sold its retail marketing operation in a recapitalization transaction to a company controlled by Apollo Management L.P. for approximately $230 million. The retail marketing operation sold included all Company and independently-operated Clark-branded stores and the Clark trade name. After all transaction costs, the sale generated cash proceeds of approximately $215 million. See Exhibit 10.0 Asset Contribution and Recapitalization Agreement filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999. In general, the buyer assumed unknown environmental liabilities at the retail stores they acquired up to $50,000 per site, as well as responsibility for any post closing contamination. Subject to certain risk sharing arrangements, the Company retained responsibility for all pre-existing, known contamination. The Company's indirect parent, Clark Refining Holdings Inc., acquired a six percent equity interest in the retail marketing operation. As part of the sale agreement, the Company also entered into a two-year market-based supply agreement for refined products that will be provided to the retail business through the Company's Midwest refining and distribution network. This network was not included in the sale. The buyer may cancel the supply agreement with 90 days notice. The retail marketing operation was sold in order to allow the Company to focus its human and financial resources on the continued improvement and expansion of its refining business, which it believes will generate higher future returns.

	The retail marketing operations were classified as a discontinued operation and the results of operations were excluded from continuing operations in the consolidated statements of operations beginning with the periods ended March
31, 1998 and 1999. A pre-tax gain on the sale of $59.9 million ($36.6 million, net of income taxes) was recognized in the third quarter of 1999.

The net sales revenue from the retail marketing operation for the three-month and nine-month periods ended September 30, 1999 was $20.2 million (1998 - $238.6 million) and $485.1 million (1998 - $719.7 million), respectively. "Net assets held for sale" included in the Company's Consolidated Balance Sheet as of December 31, 1998 consisted of the following:

                                            December 31,
                                                1998
                                           --------------

        Current Assets ..................   $    43.1
        Noncurrent Assets ...............       187.5
                                           --------------
        Total Assets ....................       230.6
                                           ==============

        Current Liabilities .............        62.7
        Noncurrent Liabilities ..........        24.7
                                           --------------
        Total Liabilities ...............        87.4
                                           ==============
        Net Assets Held For Sale            $   143.2
                                           ==============


8.    Commitments and Contingencies

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

	In March 1998, the Company announced that it had entered into a long-term crude oil supply agreement with P.M.I. Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company.
The contract provided the Company with the foundation necessary to continue developing a project to upgrade its Port Arthur, Texas refinery to process primarily lower-cost, heavy sour crude oil. The project includes the construction of additional coking and hydrocracking capability, and the expansion of crude unit capacity to approximately 250,000 barrels per day. Financing for the new major processing units in the project was arranged by Port Arthur Coker Company L.P., a company that is an affiliate of, but not controlled by, the Company in the third quarter of 1999. The oil supply agreement with PMI and the construction work-in-progress related to the new processing units were transferred for value to Port Arthur Coker Company L.P.
in the third quarter of 1999. In connection with the project, the Company will lease certain existing processing units to Port Arthur Coker Company
L.P. on fair market terms and, pursuant to this lease, will be obligated to make certain modifications, infrastructure improvements and incur certain development costs during 1999 and 2000 at an estimated cost up to $120 million. To secure this commitment, the Company posted a letter of credit in the amount of $97.0 million at the closing, all of which was outstanding at September 30, 1999. As of September 30, 1999, the Company had expended approximately $35.8 million towards this commitment. In addition, the Company entered into agreements with Port Arthur Coker Company L.P. pursuant to which the Company will provide certain operating, maintenance and other services and will purchase the output from the new coking and hydrocracking equipment for further processing into finished products. The Company also entered into agreements under which Port Arthur Coker Company L.P. will process certain hydrocarbon streams owned by the Company. The Company will receive and pay compensation at fair market value under these agreements, which in the aggregate are expected to be favorable to the Company.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Financial Highlights

        The following table reflects Clark Refining & Marketing, Inc.'s (the "Company") financial and operating highlights for the three and nine-month periods ended September 30, 1998 and 1999. The Company is a wholly-owned subsidiary of Clark USA, Inc., which is wholly-owned by Clark Refining Holdings Inc. ("Holdings"). All amounts listed are dollars in millions, except per barrel information. Certain information was restated to reflect current period presentation. The table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.

Operating Income:

                                   For the Three Months    For the Nine Months
                                    Ended September 30,    Ended September 30,
                                   --------------------    --------------------
                                      1998      1999         1998      1999
                                   ---------  ---------    ---------  ---------
Port Arthur Refinery
 Crude oil throughput
    (thousand bbls per day)           223.6      189.8        226.3      205.2
 Production (thousand bbls per day)   219.9      208.6        226.7      217.3
 Gross margin
    ($ per barrel of production)     $ 3.12    $  2.43      $  3.71    $  2.14
 Gulf Coast 3/2/1 crack spread
    ($ per barrel)                     1.99       2.54         2.63       1.73
 Operating expenses                   (44.9)     (44.9)      (132.9)    (124.0)
 Net margin                          $ 18.2    $   1.8      $  96.7    $   3.0

Midwest Refineries and Other
 Crude oil throughput
    (thousand bbls per day)           221.6      245.2        153.4      252.4
 Production (thousand bbls per day)   216.0      257.4        152.7      266.8
 Gross margin
    ($ per barrel of production)     $ 2.74    $  2.24      $  3.44    $  1.97
 Chicago 3/2/1 crack spread
    ($ per barrel)                     3.30       3.72         3.68       2.83
 Operating expenses                   (44.0)     (59.6)      (108.2)    (173.0)
 Net margin                          $ 10.3    $  (6.6)     $  35.1    $ (29.4)

General and administrative expenses   (12.6)     (12.5)       (36.2)     (38.1)
                                   ---------  ---------    ---------  ---------
 Operating contribution (loss)       $ 15.9    $ (17.3)     $  95.6    $ (64.5)
Inventory timing adjustment gain
    (loss) (a)                         21.1       22.0         (1.4)      27.5
Inventory recovery (write-down)
    to market                          20.5        -          (10.4)     105.8
Gain on sale of assets                 69.3        -           69.3        -
Depreciation and amortization         (14.2)     (15.6)       (38.9)     (45.0)
                                   ---------  ---------    ---------  ---------
    Operating income (loss)          $112.6    $ (10.9)     $ 114.2    $  23.8
                                   =========  =========    =========  =========

(a)	Includes gains and losses caused by the timing differences between when crude oil is actually purchased and refined products are actually sold, and a daily "market in, market out" operations measurement methodology.

	The Company recorded net earnings of $15.3 million in the third quarter of 1999 versus net earnings of $109.3 million in the same period a year ago.
For the first nine months of 1999, the Company recorded net earnings of $25.5 million versus net earnings of $88.7 million in the same period a year ago.
Net earnings in the third quarter of 1999 included a pre-tax gain on the sale of the company's retail division of $59.9 million and net earnings in the third quarter of 1998 included a pre-tax gain on the sale of certain pipeline interests of $69.3 million. Earnings in the first nine months of 1999 also benefited from rising petroleum prices as demonstrated by an over $12.00 per barrel increase in benchmark West Texas Intermediate ("WTI") crude oil prices. Associated inventory gains in the first nine months of 1999 were a result of a recovery of previous non-cash inventory writedowns of $105.8 million (1998 - loss of $10.4 million) and the cash benefit of the price increases on the lag between crude oil purchases and product sales of $27.5 million (1998 - loss of $1.4 million).

	Net sales and operating revenues increased approximately 12% and 19% in the three and nine months ended September 30, 1999, respectively, as compared to the same periods of 1998.  These increases were principally due to additional sales volumes resulting from the acquisition of the Lima refinery in August
1998.

	Operating Contribution (earnings before interest, depreciation, amortization, inventory-related items and taxes) from continuing operations was a loss of $17.3 million in the third quarter of 1999 versus a contribution of $15.9 million for the same period a year ago. Operating Contribution from continuing operations was a loss of $64.5 million in the first nine months of 1999 versus a contribution of $95.6 million in the same period of 1998. Operating Contribution in both the third quarter and first nine months of 1999 trailed the prior year due to weaker market conditions and significant planned and unplanned downtime, particularly in the third quarter of 1999.

 Three of the Company's four refineries had curtailed operations during the third quarter of 1999. During September, a planned maintenance turnaround was performed on the Company's Lima, Ohio refinery that reduced production and resulted in a lost gross margin opportunity of an estimated $15 million with similar activities resulting in an estimated $5 million lost gross margin opportunity in the first quarter of 1999. Operating Contribution was further reduced by an estimated $18 million in the third quarter of 1999 due to unplanned downtime. The Lima refinery ran at reduced rates in August due to an interruption of crude oil deliveries caused by a fire in a Chevron crude oil pipeline. In addition, a lightning-induced power outage and related downtime at the Company's Port Arthur, Texas refinery and operating problems with the Hartford, Illinois refinery's coker unit reduced Operating Contribution.

	Industry light product margins improved in the third quarter from anemic first half levels on improving inventory fundamentals, but this improvement was more than offset by lower margins on by-products whose prices did not track third quarter crude price increases and by narrower discounts for heavy and light sour crude oil. Gulf Coast 3/2/1 crack spread refining margin indicators in the first nine months of 1999 decreased to $1.73 per barrel
(1998 - $2.63 per barrel) as the third consecutive warmer-than-normal winter heating season resulted in high industry inventories on a historical basis.
As of November 9, 1999, light product inventories had improved to below 1998 levels and approached five-year averages. The Company believes the narrower crude oil differentials were due principally to Latin American oil exporters disproportionately reducing supplies of heavy crude oil sales as part of the accord reached among OPEC and non-OPEC producers to reduce the world oil glut that existed earlier this year. Discounts for the benchmark Maya/WTI differentials narrowed to $4.35 per barrel (1998 - $5.17) in the third quarter and to $4.67 per barrel (1998 - $5.94) for the year to date. Refining market conditions in the first nine months of 1999 were the most unfavorable of the last 15 years.

	Crude oil throughput and related production in the Company's Midwest refineries was higher in the third quarter and first nine months of 1999 principally because of the addition of the Lima refinery in August 1998. However, the increase in production resulting from the Lima refinery acquisition was partially offset by a reduction in throughput due to the poor refining margins in the first nine months of 1999, leaks in major interstate crude oil pipelines supplying the Midwest refineries and other planned and unplanned downtime. Crude oil throughput and production was also reduced at the Port Arthur refinery in the third quarter and first nine months of 1999 due to weak market conditions.

	Midwest refining operating expenses increased because of the addition of the Lima refinery. Port Arthur operating expenses were reduced in the first nine months of 1999 due to lower maintenance and gain sharing expenses and the positive impact of lower natural gas prices early in 1999 on fuel costs.


Other Financial Highlights

	The Company has expended $5.2 million from inception of its year 2000 systems remediation program through September 30, 1999. The Company believes that as of October 1999 its mission critical embedded processors at refineries and mission critical systems, including hardware and software, were ready for the year 2000. In addition, the Company's mission critical business partners had represented that their mission critical systems were remediated. In the event the Company incurs year 2000-related problems with its mission critical systems or processes, contingency plans have been developed to handle such occurrences. More information on the Company's year 2000 program is discussed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998.

	Depreciation and amortization expenses increased in the three and nine months ended September 30, 1999 over the comparable periods in 1998 principally because of the acquisition of the Lima refinery. Interest and finance costs, net for the three and nine months ended September 30, 1999 increased over the comparable periods in 1998 principally because of increased debt associated with the acquisition of the Lima refinery.

The income tax benefit on the Earnings (Loss) from Continuing Operations of $13.2 million and $15.8 million for the three and nine-month periods ended September 30, 1999 reflects the effects of intraperiod tax allocations resulting from the utilization of net operating losses to offset the income tax provision resulting from the gain on the sale of the retail division ($23.7 million) and the income tax benefit from Discontinued Operations, as well as the write-down of a net deferred tax asset.


Sale of Retail Division

	In July 1999, the Company sold its retail marketing operation in a recapitalization transaction to a company controlled by Apollo Management L.P. for approximately $230 million. The retail marketing operation sold included all Company and independently-operated retail stores and the Clark trade name. After all transaction costs, the sale generated cash proceeds of approximately $215 million. See Exhibit 10.0 Asset Contribution and Recapitalization Agreement filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999. In general, the buyer assumed unknown environmental liabilities at the retail stores they acquired up to $50,000 per site, as well as responsibility for any post closing contamination. Subject to certain risk sharing arrangements, the Company retained responsibility for all pre-existing known contamination. Holdings acquired a six percent equity interest in the retail marketing operation. As part of the sale agreement, the Company also entered into a two-year market-based supply agreement for refined products that will be provided to the retail business through the Company's Midwest refining and distribution network. This network was not included in the sale. The buyer may cancel the supply agreement with 90 days notice. The retail marketing operation was sold in order to allow the Company to focus its human and financial resources on the continued improvement and expansion of its refining business, which it believes will generate higher future returns.

	The retail marketing operations were classified as a discontinued operation and the results of operations were excluded from continuing operations in the consolidated statements of operations beginning with the periods ended March
31, 1998 and 1999.  A pre-tax gain on the sale of $59.9 million ($36.6 million, net of income taxes) was recognized in the third quarter of 1999.

Liquidity and Capital Resources

	Net cash used in operating activities, excluding working capital changes, for the nine months ended September 30, 1999 was $57.8 million compared to cash provided by operating activities of $70.9 million in the year-earlier period. Working capital as of September 30, 1999 was $345.8 million, a 1.78-to-1 current ratio, versus $361.8 million as of December 31, 1998, a 1.99-to-1 current ratio. Working capital at December 31, 1998 included the retail division net assets held for sale. The benefit to working capital from increased petroleum prices and the sale of the retail division for a gain in the first nine months of 1999 was offset by cash flow from operating activities and capital expenditures.

        In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. The Company has in place a credit agreement (the "Credit Agreement") which provides for borrowings and the issuance of letters of credit up to the lesser of $700 million, or the amount of a borrowing base calculated with respect to the Company's cash, short-term investments, eligible receivables and hydrocarbon inventories. Direct borrowings under the Credit Agreement are limited to the principal amount of $150 million. Borrowings under the Credit Agreement are secured by a lien on substantially all of the Company's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The amount available under the borrowing base associated with such facility at September 30, 1999 was $695 million and approximately $426 million of the facility was utilized for letters of credit. As of September 30, 1999, there were no direct borrowings under the Credit Agreement. The Credit Agreement expires on December 31, 1999 and the Company expects to amend or replace the agreement by the end of November 1999.

	Cash flows generated from investing activities in the first nine months of 1999 were $123.2 million as compared to cash flows used in investing activities of $161.2 million in the year-earlier period. The variance between the first nine months of 1999 and 1998 was principally due to proceeds from the sale of the Company's retail division and the transfer of assets to Port Arthur Coker Company L.P. in 1999, while the prior year included expenditures of $177.7 million related to the acquisition the Lima refinery that were only partially offset by the proceeds from the sale of minority pipeline interests. Scheduled maintenance turnaround expenditures in the first nine months of 1999 exceeded that same period in the prior year due to increased turnaround activity at the Lima and Port Arthur refineries. Expenditures for property, plant and equipment totaled $49.9 million in the first nine months of 1999
(1998 - $38.0 million) and included $18.6 million related to the Company's portion of a project being undertaken in conjunction with Port Arthur Coker Company L.P. to upgrade the Port Arthur refinery to allow it to process up to 80% heavy sour crude oil.

	In March 1998, the Company announced that it had entered into a long-term crude oil supply agreement with P.M.I. Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company.
The contract provided the Company with the foundation necessary to continue developing a project to upgrade its Port Arthur, Texas refinery to process primarily lower-cost, heavy sour crude oil. The project includes the construction of additional coking and hydrocracking capability, and the expansion of crude unit capacity to approximately 250,000 barrels per day. Financing for the new major processing units in the project was arranged by Port Arthur Coker Company L.P., a company that is an affiliate of, but not controlled by, the Company and its subsidiaries in the third quarter of 1999.
The oil supply agreement with PMI and the construction work-in-progress related to the new processing units were transferred for value to Port Arthur Coker Company L.P. in the third quarter of 1999. In connection with the project, the Company will lease certain existing processing units to Port
Arthur Coker Company L.P. on fair market terms and, pursuant to this lease, will be obligated to make certain modifications, infrastructure improvements and incur certain development costs during 1999 and 2000 at an estimated cost up to $120 million. To secure this commitment, the Company posted a letter of credit in the amount of $97.0 million at the closing, all of which was outstanding at September 30, 1999. As of September 30, 1999, the Company had expended approximately $35.8 million towards this commitment. In addition, the Company entered into agreements with Port Arthur Coker Company L.P.
pursuant to which the Company will provide certain operating, maintenance and other services and will purchase the output from the new coking and hydrocracking equipment for further processing into finished products. The Company also entered into agreements under which Port Arthur Coker Company
L.P. will process certain hydrocarbon streams owned by the Company.

The Company will receive and pay compensation at fair market value under these agreements, which in the aggregate are expected to be favorable to the Company.

	In June 1999, the Company signed a non-binding letter of intent to pursue the acquisition of Equilon Enterprises, L.L.C.'s ("Equilon") 295,000 barrel per day Wood River, Illinois refinery, which is adjacent to the Company's Hartford, Illinois refinery. Separately, the Company signed a non-binding letter of intent to sell 12 distribution terminals to Equilon.

	Cash flows from financing activities for first nine months of 1999 were reduced compared to the same period in 1998 principally because of the proceeds received in 1998 to partially finance the acquisition of the Lima refinery.

        Funds generated from the Company's operating activities together with existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. Future working capital investments, discretionary and non-discretionary capital expenditures, and acquisitions may require additional debt or equity financing.

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


ITEM 5 - Other Information

Director Change

	Richard C. Lappin, 54,  was appointed director of the Company, Holdings and
Clark R&M effective October 12, 1999.  Mr. Lappin has served as a Senior
Managing Director of The Blackstone Group L.P. since February 1999.  Prior to joining Blackstone, Mr. Lappin served as President of Farley Industries which included West Point-Pepperell, Inc., Acme Boot Company, Inc., Tool and
Engineering, Inc., Magnus Metals, Inc. and Fruit of the Loom, Inc. from 1989 to 1998.  Mr. Lappin replaced David A. Stockman on the board of directors.
Mr. Stockman resigned as a director of the Company, Holdings and Clark R&M effective September 9, 1999.


Sale of Retail Division

	In July 1999, the Company sold its retail marketing operation in a recapitalization transaction to a company controlled by Apollo Management L.P. for approximately $230 million. The retail marketing operation sold included all Company and independently-operated retail stores and the Clark trade name. After all transaction costs, the sale generated cash proceeds of approximately $215 million. See Exhibit 10.0 Asset Contribution and Recapitalization Agreement filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999. In general, the buyer assumed unknown environmental liabilities at the retail stores they acquired up to $50,000 per site, as well as responsibility for any post closing contamination. Subject to certain risk sharing arrangements, the Company retained responsibility for all pre-existing known contamination. Holdings acquired a six percent equity interest in the retail marketing operation. As part of the sale agreement, the Company also entered into a two-year market-based supply agreement for refined products that will be provided to the retail business through the Company's Midwest refining and distribution network. This network was not included in the sale. The buyer may cancel the supply agreement with 90 days notice. The retail marketing operation was sold in order to allow the Company to focus its human and financial resources on the continued improvement and expansion of its refining business, which it believes will generate higher future returns.

	The retail marketing operations were classified as a discontinued operation and the results of operations were excluded from continuing operations in the consolidated statements of operations beginning with the periods ended March
31, 1998 and 1999.  A pre-tax gain on the sale of $59.9 million ($36.6 million, net of income taxes) was recognized in the third quarter of 1999.

ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27.1 - Financial Data Schedule

	(b)	Reports on Form 8-K

                 None

SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CLARK REFINING & MARKETING, INC.
                                        (Registrant)



                                        -------------------------------------
                                        /s/  Dennis R. Eichholz
                                        Dennis R. Eichholz
                                        Controller and Treasurer (Authorized
                                        Officer and Chief Accounting Officer)


November 12, 1999