Form 10-Q/A
period 1999-09-30
CLARK REFINING & MARKETING INC
filed 1999-11-24
CIK 20762

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A



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

                                AMENDMENT NO. 1

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended September 30, 1999 as set forth in the pages attached hereto:

(list all such items, financial statements, exhibits or other portions amended)

1.	Item 1 Financial Statements - Amended to insert $4.3 million omitted from the September 30, 1999 "Discontinued operations" line in the Consolidated Statement of Cash Flows. No other amounts or totals from the Consolidated Statement of Cash Flows or any other financial statement or the notes thereto changed due to this omission.

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

                CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, dollars in millions)

                                                          For the Nine Months
                                                          Ended September 30,
                                                           1998        1999
                                                         ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                            $   88.7    $  25.5
  Discontinued operations                                     (6.3)       4.3
  Adjustments:
       Depreciation                                           20.2       26.5
       Amortization                                           20.3       23.0
       Deferred income taxes                                    --        8.2
       Gain on sale of pipeline and retail interests         (69.3)     (59.9)
       Inventory (recovery) write-down to market              10.4     (105.8)
       Other, net                                              6.9       20.4
  Cash provided by (reinvested in) working capital
       Accounts receivable, prepaid expenses and other      (145.0)     (54.6)
       Inventories                                          (176.2)      48.1
       Accounts payable, accrued expenses,
          taxes other than income and other                  125.2       68.5
                                                         ----------  ---------
            Net cash provided by (used in) operating
               activities Of continuing operations          (125.1)       4.2
            Net cash provided by (used in) operating
               activities of discontinued operations          10.2       (1.6)
                                                         ----------  ---------
            Net cash provided by (used in) operating
               activities                                   (114.9)       2.6
                                                         ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment             (38.0)     (49.9)
  Expenditures for turnaround                                (13.8)     (66.3)
  Refinery acquisition expenditures                         (177.7)        --
  Proceeds from sale of assets                                76.4      214.9
  Proceeds from transfer of assets to Port Arthur
     Coker Company L.P.,net                                   (8.1)      26.6
  Purchases of short-term investments                           --       (3.2)
  Sales and maturities of short-term investments                --        2.9
  Discontinued operations                                       --       (1.8)
                                                         ----------  ---------
      Net cash provided by (used in)
         investing activities                               (161.2)     123.2
                                                         ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                     (5.9)      (2.5)
  Proceeds from issuance of long-term debt                   224.7         --
  Capital contribution returned                               (9.5)     (39.5)
  Deferred financing costs                                    (7.9)        --
                                                         ----------  ---------
      Net cash provided by (used in)
         financing activities                                201.4      (42.0)
                                                         ----------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (74.7)      83.8
CASH AND CASH EQUIVALENTS, beginning of period               228.1      147.5
                                                         ----------  ---------
CASH AND CASH EQUIVALENTS, end of period                  $  153.4   $  231.3
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