Form 10-K405
period 1999-12-31
CLARK REFINING & MARKETING INC
filed 2000-04-13
CIK 20762

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

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to .

                          Commission File No. 1-11392

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Number of shares of registrant's common stock, $.01 par value, outstanding as of March 31, 2000: 100, all of which are owned by Clark USA, Inc.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CLARK REFINING & MARKETING, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

 Items 1 and 2. Business; Properties.....................................    2

 Item 3.        Legal Proceedings........................................   15

 Item 4.        Submission of Matters to a Vote of Security Holders......   16

                                    PART II

 Item 5.             Market for the Registrant's Common Stock and Related
                Shareholder Matters......................................   16

 Item 6.        Selected Financial Data..................................   17

 Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................   18

 Item 8.        Financial Statements and Supplementary Data..............   26

 Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................   26

                                    PART III

 Item 10.       Directors and Executive Officers of the Registrant.......   26

 Item 11.       Executive Compensation...................................   28

 Item 12.             Security Ownership of Certain Beneficial Owners and
                Management...............................................   33

 Item 13.       Certain Relationships and Related Transactions...........   33

                                    PART IV

 Item 14.          Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.................................................   34

 Signatures...............................................................  58

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

   Even though the Company believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. There are many reasons why actual results could, and probably will, differ from those contemplated in the Company's forward-looking statements. These include, among others, changes in:

  . industry-wide refining margins;

  . crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions;

  . market volatility due to world and regional events;

  . availability and cost of debt and equity financing;

  . labor relations;

  . U.S. and world economic conditions;

  . supply and demand for refined petroleum products;

  . reliability and efficiency of the Company's operating facilities. There are many hazards common to operating oil refining and distribution facilities. Such hazards include equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather;

  . actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;

  . civil, criminal, regulatory or administrative actions, claims or proceedings, and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics;

  . other unpredictable or unknown factors not discussed.

   Because of all of these uncertainties and others, you should not place undue reliance on the Company's forward-looking statements.

                                    PART I

Item 1 and 2. Business; Properties

General

   Clark Refining & Marketing, Inc. and subsidiaries ("Clark R&M" or the "Company") is currently one of the five largest independent refiners of petroleum products in the United States based on rated crude oil throughput capacity. The Company has over 547,000 barrels per day of rated crude oil throughput capacity at its two Illinois, one Texas and one Ohio refineries. In July 1999, Clark R&M sold its 672 company-operated retail outlets to a company controlled by Apollo Management L.C. ("Apollo"), and in November 1999, Clark R&M sold 15 distribution terminals to Equilon Enterprises, L.L.C. and its subsidiary ("Equilon"). Both transactions are part of a strategy to focus on refining operations, which the Company believes will offer higher potential future returns.

   Clark R&M was incorporated in Delaware in 1988 as Clark Oil & Refining Corporation. Its principal executive offices are at 8182 Maryland Avenue, St. Louis, Missouri, 63105 and its telephone number is (314) 854-9696. As part of the transaction with Apollo, the Clark trade name was sold. As a result, the Company will change its name in 2000.

   Clark R&M is a wholly-owned subsidiary of Clark USA, Inc. ("Clark USA"), which is a wholly-owned subsidiary of Clark Refining Holdings Inc. ("Clark Holdings"). Much of the debt of Clark USA and Clark R&M is publicly traded. Clark Holdings' equity is privately-held and controlled by Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone") through a 78.7% voting interest (75.3% economic interest) as of December 31, 1999. Originally, Blackstone acquired an interest in Clark USA from Trizec Hahn Corporation (formerly The Horsham Corporation, "TrizecHahn") in November 1997. Clark Holdings' other principal shareholder is an affiliate of Occidental Petroleum Corporation ("Oxy") with a 19.9% voting interest (23.4% economic interest) as of December 31, 1999. Oxy acquired an interest in Clark USA in November 1995 in exchange for rights to future crude oil deliveries that the Company subsequently sold. Blackstone and Oxy exchanged their Clark USA shares for Clark Holdings shares in May 1999 to facilitate, among other things, the construction and financing of a project initiated by the Company to upgrade its Port Arthur, Texas refinery to be able to process more lower-cost, heavy sour crude oil. The Company sold a substantial portion of this project in August 1999 to Port Arthur Coker Company L.P., a subsidiary of Clark Holdings.

Business Strategy

   Clark R&M is focused on becoming a world class refiner to capture the manufacturing value created in refining crude oil into gasoline, diesel fuel, jet fuel, and other petroleum products. Demand for these products has grown at consistent rates since the mid-1980's and the Company believes that the excess capacity resulting from the oil crises of the 1970's and early 1980's have now been almost fully absorbed. Clark R&M has a disciplined business approach with a strategy that has been consistently focused towards the following:

 .  Improving Productivity with Minimum Capital

   The Company continues to implement relatively no or low-cost initiatives designed to increase production, sales volumes and production yields and to improve its sales mix while reducing input costs and operating expenses. Examples of these types of initiatives include improvements at the Port Arthur refinery, other than the heavy oil upgrade project, increased yields and crude oil throughput capability at its Illinois refineries and the creation of value within the retail marketing business and subsequent harvesting of that value to be deployed into expected higher return uses.

 .  Adding Scale Through Acquisitions at Fractions of Replacement Costs

   The Company intends to continue to seek to add scale to its refining operations through the selective acquisition of low-cost, quality assets. Since 1994, the Company has almost quadrupled its refining capacity with the acquisition of the Port Arthur refinery in 1995 and the Lima refinery in 1998. The Company believes there may be additional acquisition opportunities in the future due to continued consolidation in the industry.

 .  Optimizing Capital Investment through a Rigorous Project Review and
   Implementation Process

   The Company emphasizes an entrepreneurial approach to perceived mandatory expenditures, such as those required to comply with reformulated and low-sulfur fuel regulations. For example, the Company may seek to comply with such regulations through the access of alternative markets for existing products if adequate returns on capital investment needed to comply with such regulations are not assured. Discretionary capital expenditures are managed by linking capital investment to internally generated cash flow. The Company seeks to minimize investment risk, while maximizing project returns and most projects approved in the past three years have indicated paybacks of less than four years.

 .  Maintaining Strong Liquidity and Financial Flexibility

   Earnings in the Company's industry have been volatile. As a result of this volatility the Company has historically maintained significant liquidity and utilized long-term financing when possible while retaining some prepayment flexibility. As of December 31, 1999, the Company had cash and short-term investments of approximately $286 million and no material long-term debt maturities prior to 2003.

 .  Promoting Entrepreneurial Culture

   An overall approach in optimizing the above strategies and enhancing financial performance and safety is to promote an entrepreneurial culture where employee incentives are aligned with performance objectives. All of the Company's employees participate in its performance management, profit sharing or other incentive plans, and the Company has a stock incentive plan for certain key employees.

Overview

   In addition to four refineries, the Company owns a product terminal, two crude oil terminals, an LPG terminal and crude oil pipeline interests. The following table shows the rated crude oil throughput capacities of the Company's four refineries in barrels per day as of December 31, 1999:

      Port Arthur, Texas................................................ 232,000
      Lima, Ohio........................................................ 170,000
      Blue Island, Illinois.............................................  80,000
      Hartford, Illinois................................................  65,000
                                                                         -------
          Total......................................................... 547,000
                                                                         =======

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

   The Company currently sells gasoline and diesel fuel on an unbranded basis to approximately 525 distributors and chain retailers through third-party facilities. The Company believes these sales offer higher profitability than spot market alternatives. Wholesale sales are also made to the transportation, agricultural and commercial sectors, including airlines, railroads, barge lines and other industrial end-users. Fuel sales to all channels of trade focus on maximizing netback realizations (revenue less all distribution and working capital investment costs).

 Port Arthur Refinery

   The Port Arthur refinery is located in Port Arthur, Texas, approximately 90 miles east of Houston, on a 4,000-acre site. The Port Arthur refinery was acquired from Chevron U.S.A. Inc. in February 1995. The Port Arthur refinery has the ability to process 100% sour crude oil, including up to 20% heavy crude oil, and has coking capabilities. Heavy sour crude oil has historically been available at substantially lower cost when compared to light sweet crude oil such as West Texas Intermediate ("WTI"). The Port Arthur refinery's Texas Gulf Coast location provides access to numerous cost-effective domestic and international crude oil sources that can be accessed by waterborne delivery or through Sun Pipe Line. The Port Arthur refinery can produce conventional gasoline, 100% low-sulfur diesel fuel and jet fuel. The refinery's products can be sold in the Mid-continent and Eastern U.S. as well as in export markets. These markets can be accessed through the Explorer, Texas Eastern and Colonial pipelines or by ship or barge.

   The Company has an agreement to exchange certain refined products and chemicals at market prices with Chevron Chemical Company, which exchanged amounts averaged approximately 24,000 bpd from 1996 through 1999. This contract is cancelable upon 18 months notice by either party or by mutual agreement.

   Since acquiring the Port Arthur refinery, the Company increased crude oil throughput capability from approximately 178,000 bpd to its current 232,000 bpd and immediately lowered operating expenses by approximately 50c per barrel.

   The average daily feedstocks and production of the Port Arthur refinery for the years ended December 31, 1997, 1998 and 1999 were as follows:

                Port Arthur Refinery Feedstocks and Production

                                           Year Ended December 31,
                                     -------------------------------------
                                      1997 (a)       1998       1999 (a)
                                     -----------  -----------  -----------
                                      Bpd    %     Bpd    %     Bpd    %
                                     ----- -----  ----- -----  ----- -----
                                       (barrels per day in thousands)
Feedstocks
  Light Sweet Crude Oil(b)..........  32.3  15.6%  17.0   7.6%  10.4   5.0%
  Light and Medium Sour Crude
   Oil(b)........................... 138.6  66.8  176.5  79.3  154.7  75.1
  Heavy Sweet Crude Oil(b)..........   2.0   1.0    --    --     0.8   0.4
  Heavy Sour Crude Oil(b)...........  33.6  16.2   25.7  11.6   34.1  16.6
  Unfinished & Blendstocks..........   0.8   0.4    3.4   1.5    6.1   2.9
                                     ----- -----  ----- -----  ----- -----
    Total........................... 207.3 100.0% 222.6 100.0% 206.0 100.0%
                                     ===== =====  ===== =====  ===== =====
Production
  Gasoline
  Unleaded..........................  54.6  26.2   78.5  35.6   75.9  36.4
  Premium Unleaded..................  30.5  14.7   20.4   9.2   15.6   7.5
                                     ----- -----  ----- -----  ----- -----
                                      85.1  40.9   98.9  44.8   91.5  43.9
  Other Products
  Low-Sulfur Diesel Fuel............  58.2  27.9   58.4  26.4   60.4  29.0
  Jet Fuel..........................  22.3  10.7   19.4   8.8   18.1   8.7
  Petrochemical Products............  26.0  12.5   24.7  11.2   21.0  10.0
  Others............................  16.5   8.0   19.3   8.8   17.5   8.4
                                     ----- -----  ----- -----  ----- -----
                                     123.0  59.1  121.8  55.2  117.0  56.1
                                     ----- -----  ----- -----  ----- -----
    Total........................... 208.1 100.0% 220.7 100.0% 208.5 100.0%
                                     ===== =====  ===== =====  ===== =====

--------
(a) Feedstocks and production in 1997 reflect maintenance turnaround downtime of approximately one month on selected units and in 1999 reflect unplanned maintenance downtime.

(b) Light crude oil has an API gravity of greater than 35.0 degrees, medium crude oil ranges from 25.9 to 35.0 degrees API and heavy crude oil has an API gravity of less than 25.9 degrees. Sweet crude oil has a sulfur content of less than 0.5% by weight while sour crude oil's sulfur content exceeds 0.5% by weight.

 Port Arthur Upgrade Project

   In March 1998, the Company entered into a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company. As a result of this contract, the Company began developing a project to upgrade the Port Arthur refinery to process primarily lower-cost, heavy sour crude oil of the type to be purchased from PMI. The heavy oil upgrade project includes the construction of new coking, hydrocracking and sulfur removal capability, and the expansion of the existing crude unit to approximately 250,000 barrels per day. In August 1999, the Company sold for $157.1 million the construction work-in-progress on the new processing units to Port Arthur Coker Company L.P., an affiliate that is not controlled by the Company or its subsidiaries. The Company also sold for $2.2 million the oil supply agreement with PMI and environmental permits which had already been obtained by the Company to Port Arthur Coker Company L.P. The assets were sold at cost, which approximated fair market value. As part of the project the Company is undertaking the upgrading of existing units at the Port Arthur refinery, including the expansion of the crude unit. The Company's portion of the project is expected to cost approximately $120 million, of which $50.7 million was expended through December 31, 1999. As of December 31, 1999, the Company had a letter of credit to the benefit of Foster Wheeler USA for $86.9 million to collateralize its obligations related to the Port Arthur heavy oil upgrade project.

   The heavy oil upgrade project is expected to be mechanically complete by November 2000 with start-up of the project in the first quarter of 2001. The Company entered into agreements with Port Arthur Coker Company L.P. pursuant to which the Company will provide certain operating, maintenance and other services and purchase the output from the new coking and hydrocracking equipment for further processing into finished products. The Company will receive compensation under these agreements at fair market value that is expected to be, in the aggregate, favorable to the Company.

 Lima Refinery

   The Lima refinery is located in Lima, Ohio, approximately halfway between Toledo and Dayton, on a 650-acre site. Most of the processing units in the Lima refinery have been rebuilt since 1970, making the Lima refinery relatively young among Midwest refineries.

   In 1996, British Petroleum ("BP") unsuccessfully attempted to sell the Lima refinery and announced they would close the refinery in two years. Despite such announcement, BP continued to invest at near historical levels for maintenance operating expenses and mandatory capital expenditures during 1997. The Company acquired the Lima refinery, related terminal facilities and non-hydrocarbon inventory from affiliates of BP in August 1998 for $175 million plus approximately $35 million for hydrocarbon inventory and $7 million in assumed liabilities, principally related to employee benefits (the "Lima Acquisition").

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

   The Lima refinery was designed to process light, sweet crude oil, but the refinery does have coking capability allowing it to upgrade lower-valued products. The Lima refinery obtains 100% of its crude oil supply by pipeline from a variety of domestic and foreign sources. The Mid-Valley, Salem-Stoy-Lima (SSL) and Marathon pipeline systems provide final delivery capability to the refinery. These pipelines allow ultimate connection to the Capline, Louisiana Offshore Oil Port, Mobil, Ozark, Interprovincial, West Texas Gulf and other pipeline systems. The Lima refinery can produce conventional gasoline, high sulfur diesel fuel, jet fuel and certain specialty chemical products. Products can be distributed through the Buckeye and Inland Pipeline systems and by rail, truck or non-owned terminal. The Buckeye system allows access to markets in Northern/Central Ohio, Indiana, Michigan and Western Pennsylvania. The Inland Pipeline System is a private intra-state system jointly owned by BP, Shell, Unocal and Sun and available solely for their use. Clark has access to this private system through BP.

   The average daily feedstocks and production of the Lima refinery from the acquisition date of August 10, 1998 through December 31, 1998 and for the full year ended December 31, 1999 were as follows:

                    Lima Refinery Feedstocks and Production

                                      August 10, to           Year Ended
                                   December 31, 1998     December 31, 1999(a)
                                   --------------------  ----------------------
                                      Bpd         %         Bpd          %
                                   ---------- ---------  ----------- ----------
                                   (barrels per day in    (barrels per day in
                                       thousands)              thousands)
Feedstocks
  Light Sweet Crude Oil...........     136.0      105.3%      120.7       103.6%
  Other...........................      (6.9)      (5.3)       (4.2)       (3.6)
                                   ---------  ---------  ----------  ----------
    Total.........................     129.1      100.0%      116.5       100.0%
                                   =========  =========  ==========  ==========
Production
  Gasoline
  Unleaded........................      61.3       47.0        55.2        46.8
  Premium Unleaded................      14.3       10.9        14.3        12.1
                                   ---------  ---------  ----------  ----------
                                        75.6       57.9        69.5        58.9
  Other Products
  Diesel Fuel.....................      27.3       21.0        19.9        16.8
  Jet Fuel........................      13.4       10.3        17.7        15.0
  Others..........................      14.0       10.8        11.0         9.3
                                   ---------  ---------  ----------  ----------
                                        54.7       42.1        48.6        41.1
                                   ---------  ---------  ----------  ----------
    Total.........................     130.3      100.0%      118.1       100.0%
                                   =========  =========  ==========  ==========

--------
(a) Feedstocks and production in 1999 reflect maintenance turnaround downtime and unplanned downtime.

 Illinois Refineries

   Product pipelines connect the Illinois refineries, increasing their flexibility relative to stand-alone operations. Both refineries are situated on major water transportation routes that provide flexibility to receive crude oil or intermediate feedstocks by barge when economical. The Company believes that the Midwest location of these refineries has provided relatively high refining margins with less volatility than comparable operations located in other regions of the U.S., principally because demand for refined products has exceeded production in the region. This excess demand has been satisfied by imports from other regions, providing Midwest refineries with a transportation advantage.

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

   The average daily feedstocks and production of the Blue Island refinery for the years ended December 31, 1997, 1998 and 1999 were as follows:

                Blue Island Refinery Feedstocks and Production

                                                 Year Ended December 31,
                                             ----------------------------------
                                                1997      1998 (a)      1999
                                             ----------  ----------  ----------
                                             Bpd    %    Bpd    %    Bpd    %
                                             ---- -----  ---- -----  ---- -----
                                              (barrels per day in thousands)
Feedstocks
  Light Sweet Crude Oil..................... 51.7  70.1% 48.5  74.9% 53.4  72.9%
  Light Sour Crude Oil...................... 18.1  24.6  14.8  22.8  18.1  24.7
  Unfinished & Blendstocks..................  3.9   5.3   1.5   2.3   1.7   2.4
                                             ---- -----  ---- -----  ---- -----
    Total................................... 73.7 100.0% 64.8 100.0% 73.2 100.0%
                                             ==== =====  ==== =====  ==== =====
Production
  Gasoline
  Unleaded.................................. 39.9  54.0  36.7  56.8  40.0  54.7
  Premium Unleaded..........................  8.4  11.3   6.5  10.1   7.6  10.4
                                             ---- -----  ---- -----  ---- -----
                                             48.3  65.3  43.2  66.9  47.6  65.1
  Other Products
  Diesel Fuel............................... 14.9  20.1  13.1  20.3  16.5  22.6
  Others.................................... 10.7  14.6   8.2  12.8   9.0  12.3
                                             ---- -----  ---- -----  ---- -----
                                             25.6  34.7  21.3  33.1  25.5  34.9
                                             ---- -----  ---- -----  ---- -----
    Total................................... 73.9 100.0% 64.5 100.0% 73.1 100.0%
                                             ==== =====  ==== =====  ==== =====

--------
(a) Feedstocks and production during 1998 were reduced by significant planned and unplanned downtime.

 Hartford Refinery

   The Hartford refinery is located on the Mississippi River in Hartford, Illinois, approximately 17 miles northeast of St. Louis, on a 400-acre site. The Hartford refinery includes a coker unit and, consequently, has the ability to process a variety of crude oil including lower-cost, heavy sour crude oil into higher-value products such as gasoline and diesel fuel. The Hartford refinery has the capability to process approximately 60% heavy sour crude oil and 25% medium sour crude oil. This upgrading capability allows the refinery to benefit from higher margins if heavy sour crude oil is priced at a significant discount to light sweet crude oil. The Hartford refinery has access to foreign and domestic crude oil supplies through the Capline/Capwood pipeline systems and access to Canadian crude oil through the Express pipeline and the Mobil/IPL pipeline system. The Hartford refinery can produce conventional gasoline, high sulfur diesel fuel, residual fuel and petroleum coke. Products can be distributed through the Marathon/Wabash and Explorer pipeline systems or by barge.

   Since 1992, the Company has increased the crude oil throughput capability at the Hartford refinery by approximately 10,000 bpd, improved overall liquid recovery by approximately 3%, improved FCC unit yields by approximately 3%, increased higher-valued crude unit yields by approximately 2,000 bpd and dramatically reduced combined "recordable" and "days away from work" rates from 27 in 1990 to an average of less than three during 1999.

   The average daily feedstocks and production of the Hartford refinery for the years ended December 31, 1997, 1998 and 1999 were as follows:

                  Hartford Refinery Feedstocks and Production

                                                Year Ended December 31,
                                            -----------------------------------
                                             1997 (a)      1998         1999
                                            ----------  -----------  ----------
                                            Bpd    %    Bpd     %    Bpd    %
                                            ---- -----  ----  -----  ---- -----
                                             (barrels per day in thousands)
Feedstocks
  Light Sweet Crude Oil....................  4.2   6.8%  8.2   12.9% 10.8  17.9%
  Light Sour Crude Oil..................... 24.9  40.8  35.1   55.0  44.0  72.6
  Heavy Sour Crude Oil..................... 29.5  48.3  21.7   34.0   4.6   7.6
  Unfinished & Blendstocks.................  2.5   4.1  (1.2)  (1.9)  1.1   1.9
                                            ---- -----  ----  -----  ---- -----
    Total.................................. 61.1 100.0% 63.8  100.0% 60.5 100.0%
                                            ==== =====  ====  =====  ==== =====
Production
  Gasoline
  Unleaded................................. 28.7  47.4  29.5   46.7  30.7  50.4
  Premium Unleaded.........................  2.5   4.1   2.8    4.4   2.4   4.0
                                            ---- -----  ----  -----  ---- -----
                                            31.2  51.5  32.3   51.1  33.1  54.4
  Other Products
  High-Sulfur Diesel Fuel.................. 19.3  32.0  20.9   32.9  21.6  35.6
  Others................................... 10.0  16.5  10.1   16.0   6.1  10.0
                                            ---- -----  ----  -----  ---- -----
                                            29.3  48.5  31.0   48.9  27.7  45.6
                                            ---- -----  ----  -----  ---- -----
    Total.................................. 60.5 100.0% 63.3  100.0% 60.8 100.0%
                                            ==== =====  ====  =====  ==== =====

--------
(a) Feedstocks and production in 1997 reflect maintenance turnaround downtime of approximately one month on selected units and in 1999 reflect unplanned maintenance downtime.

 Terminals and Pipelines

   In December 1999, the Company sold 15 refined product terminals to Equilon. The Company owns one refined product terminal associated with the Blue Island refinery and a 1.1 million-barrel crude oil terminal associated with the Lima refinery. The Company also owns a crude oil terminal and an LPG terminal with a combined capacity of approximately 7.2 million barrels associated with the Port Arthur refinery in Texas. The Company enters into refined product exchange agreements with unaffiliated companies to broaden its geographical distribution capabilities in the Midwest, and through the transaction with Equilon can potentially expand its distribution points nationally through Equilon's terminal network.

   The Company owns and operates a common carrier pipeline system that connects its Port Arthur refinery with three terminals. It also owns proprietary refined products pipelines from the Port Arthur refinery to its LPG terminal in Fannett, Texas.

 Crude Oil Supply

   The majority of the Company's crude oil supply requirements are acquired on the spot market from unaffiliated foreign and domestic sources. The Company has several crude oil supply contracts that total approximately 220,000 bpd with third-party suppliers, including PMI, Bayoil Supply and Trading Limited, Husky Oil Operations Limited, and Koch Petroleum Group, L.P. These contracts are generally cancelable upon one to three months' notice by either party, but are intended to remain in place for the foreseeable future. The following table shows the Company's average daily sources of crude oil in 1999:

                          Sources of Crude Oil Supply

                                                                   1999
                                                           --------------------
                                                                Bpd         %
                                                           -------------- -----
                                                           (in thousands)
      United States.......................................     106.7       23.6%
      Latin America.......................................     150.0       33.2
      Canada..............................................      21.9        4.9
      West Africa.........................................      93.6       20.7
      Middle East.........................................      66.5       14.7
      North Sea...........................................       2.6        0.6
      Other...............................................      10.3        2.3
                                                               -----      -----
          Total...........................................     451.6      100.0%
                                                               =====      =====

 Clean Air Act/Reformulated Fuels

   In December 1999, the United States Environmental Protection Agency ("USEPA") published the Tier II Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. The ruling mandates that the sulfur content of gasoline produced at any refinery not exceed 30 parts per million after January 1, 2006. Starting in 2004, the USEPA will begin a program to phase in the new low sulfur gasoline requirements. Currently the sulfur content in the Company's gasoline pool averages approximately 385 parts per million. These regulations will likely require the Company to make some level of capital investments at its refineries to reduce the sulfur levels in its gasoline. The Company is evaluating its options under the new regulations and does not currently have an estimate of how much of a capital outlay will be required for compliance.

   Under the Clean Air Act, the USEPA promulgated regulations mandating low-sulfur diesel fuel for all on-road consumers and RFG for ozone non-attainment areas, including Chicago, Milwaukee and Houston in the Company's direct market area.

   The USEPA has drafted a proposed regulation which, it is believed, would require a significant reduction in the sulfur content of diesel fuel by the year 2006. The proposed regulation has not yet been released to the public and is currently under the review of the White House Office of Management and Budget. The USEPA anticipates that the regulation will be formally proposed later this spring and formally promulgated as a final rule before the end of the year 2000. Until the regulation is formally proposed and promulgated, and the exact nature of the USEPA's proposal becomes known, the Company cannot assess the impact, if any, of the regulation on its operations.

   The Clean Air Act requires the USEPA to review national ambient air quality standards for certain pollutants every five years. In July 1997, after such a review, the USEPA adopted more stringent national standards for ground level ozone (smog) and particulate matter (soot). These standards, when implemented, are likely to increase significantly the number of non-attainment areas and thus require additional pollution controls, more extensive use of RFG, and possibly new diesel fuel standards. Efforts are being made to influence the legislative branch to repeal the new standards under the Congressional Review Act. A lawsuit filed by the U.S. Chamber of Commerce, the American Trucking Association and the National Coalition of Petroleum Retailers is challenging the implementation of these standards. As a result, it is too early to determine what impact that this ruling could have on the Company.

   Expenditures required to comply with existing reformulated fuels regulations are primarily discretionary, subject to market conditions and economic justification. The reformulated fuels programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenated content, detergent addition and sulfur content. The regulations regarding these fuel properties vary in markets in which the Company operates, based on attainment of air quality standards and the time of the year. The Company's Blue Island refinery has the capability to produce up to approximately 60% of its gasoline production in RFG. Each refinery's maximum RFG production may be limited based on the clean fuels attainment of the Company's total refining system. The Port Arthur refinery has the capability to produce 100% low-sulfur diesel fuel.

 Market Environment

   The profitability of an oil refinery is determined, in large part, by refining margins, the spread between prices for refined products such as gasoline, diesel fuel, and costs of crude oil. The refining margin is driven by the supply and demand for petroleum commodities. Refinery profitability is also influenced by the equipment configuration of the refinery, the refinery's operating cost structure and the refinery's access to crude oil and refined product markets.

   Demand for light refined products (gasoline, diesel, kerosene/jet fuel) grew at an annual rate of 4.2% from 1960 to 1973, according to the U.S. Department of Energy. However, demand for light refined products declined by 0.5% per year from 1973 to 1983. The Company believes that the combination of high prices for petroleum products due to the oil shocks of the early and late 1970's, environmental regulations favoring cleaner burning fuels, and gains in fuel efficiency caused consumption of light refined products to decrease. From 1983 to 1998, light refined product demand increased at a rate of 1.6% per year and from 1993 to 1998, at 2.1% per year. The Company believes the renewed growth in light refined product demand is due to the expansion of U.S. vehicle fleet miles driven, increased seat miles flown on the U.S. airlines, and the reduced improvement in vehicle fuel efficiency due to consumer preference for light trucks and sport-utility vehicles.

   Demand for heavy refined products (residual and other heavy oil) grew at an annual rate of 4.0% from 1960 to 1978, according to the U.S. Department of Energy. The Company believes that the introduction of regulations restricting the use of residual oil in the late 1970's drastically reduced demand for residual oil, as demand decreased from 3 million barrels per day in 1978 to
0.9 million barrels per day in 1998, an annual decrease of 5.9%. During this same period, overall heavy refined product demand has decreased at only approximately 1% per year.

   From 1965 through 1978, crude oil distillation capacity utilization rates averaged approximately 89%, according to the American Petroleum Institute. The Company believes that sagging demand for light and heavy refined products was the primary cause of the utilization rates falling to 69% in 1981. U.S. crude oil distillation capacity decreased from 18.1 million barrels per day in 1980 to 16.4 million barrels per day in 1999, according to the Oil & Gas Journal, as more than 40% of the refineries in the United States closed during this period. As a result of this decrease in capacity and the renewed increase in demand, U.S. crude oil distillation capacity utilization rates increased from 69% in the early 1980s to 95% in 1998 and averaged approximately 93% in 1999. The Company believes U.S. crude oil distillation utilization rates may be approaching long-term sustainable maximums due to the requirements for routine maintenance and the likelihood of unplanned downtime.

   The Company believes the annual growth in refined product demand in the U.S. will average 1-2%, in line with the recent trends, due to the continuing expansion of the U.S. vehicle fleet miles driven and increased seat-miles flown on U.S. airlines with an offset for modest improvements in vehicles efficiency.

   Crude oil represents a refinery's largest single operating cost and is available in a range of prices depending on the equipment required for processing the crude oil, its potential yield of refined products, and the cost of transporting the crude oil to the refinery. Lighter and/or sweeter crude oil is priced higher then heavy and/or sour crude oil because it is easier to process and yields a higher-valued slate of products such as gasoline, diesel fuel, jet fuel, and petrochemicals.

   The economies of crude oil selection compares the discounts offered for lower quality crude oil to the gain on making higher value products instead of residual oil. The refining margin of a heavy coking refinery is highly sensitive to the dollar per barrel price difference between heavy sour crude oil, such as Maya, and light sweet crude oil, such as West Texas Intermediate. This difference is often referred to as the "heavy/light differential". This measurement provides a reliable indication of the profitability advantage of a heavy coking refinery because a wider heavy/light differential typically results in lower cost feedstocks and a higher resulting refinery margin. From 1988 through 1999 the six-month moving average of the heavy/light differential ranged from a high of $8.90 to a low of $3.76 with 1999 averaging $4.75 per barrel.

   In the late 1980's, conversion capacity, the ability to extract more higher-valued products from the same barrel of crude oil, was fully utilized with little or no excess capacity. As a result, returns on investment for refiners motivated new investments in conversion. By the early 1990s, the rate of addition of conversion capacity considerably exceeded the needed level. Many producers added this capacity with the intention of processing heavy sour crude oil into low sulfur diesel and reformulated gasoline. Many refiners found that the most economic way of accomplishing this was to combine various refinery modifications made in response to regulatory changes with expansions of conversion capacity. Since conversion capacity is generally the most profitable component of a refinery, many refiners believed that increasing it was the most effective way to maximize returns on product quality improvement investments. However, because so many refiners recognized the potential benefit of increasing conversion capacity, an overbuilding of capacity resulted. The overabundance of conversion capacity drove up demand for heavy feedstock and resulted in a narrowing of the heavy/light differential through 1995.

   Recovery in the heavy/light differential occurred in 1996 and 1997. The Company believes that while this recovery was due in part to temporary refinery operating problems at several major refinery units, which decreased the availability of conversion capacity, this recovery was primarily driven by the rising output of heavy sour crude oil in the Western Hemisphere. This increasing production of heavy sour crude oil resulted in severe price competition and residual fuel oil oversupply. The differentials reached a peak late in 1997 and early 1998 due to these factors. In April 1998, the trends began to reverse and the heavy/light differential began to narrow. This reversal was brought about by the confluence of a number of factors. These include the effects of the Asian financial crisis, which reduced demand for refined products and opened up capacity worldwide. In addition, low crude oil prices and high natural gas prices in the U.S. caused demand for residual fuel to increase rather dramatically. At the same time, export demand for residual fuel increased sharply due to El Nino related hydropower shortages in Mexico.

   Although the rate of increase in conversion capacity fell sharply after 1994, several major projects are currently underway. In addition, several conversion projects are linked to supplies of heavy sour crude oil from Venezuela and Mexico and the Company believes these projects will absorb increases in heavy sour crude oil production. Net additions in conversion capacity in recent years have been at a rate of 2% per year in the United States and nearly 4% worldwide.

   The Company believes heavy sour crude oil production cuts in 1999, by Mexico, Canada, Venezuela and other OPEC members caused the heavy/light differential to narrow. At the same time, new conversion capacity was being brought on and was absorbing excess heavy feedstock, thereby strengthening heavy feedstock prices and further narrowing the differential. In addition, high natural gas prices coupled with low residual oil prices encouraged the burning of residual fuel, thereby squeezing the heavy feedstock balance and narrowing the heavy/light differential even further.

   The Company believes the heavy/light differential will begin to widen again as many of the key factors determining the heavy/light differential are expected by the Company to turn favorable:

  . as the world economy, particularly Asia, improves, demand will grow rapidly;

  . crude oil prices will increase as demand increases;

  . crude oil production increases, particularly heavy sour crude oil, as demand for OPEC crude oil increases since OPEC crude oil is generally heavier;

  . Venezuela, Mexico, and Canada are expected to expedite heavy oil production; and

  . light product demand and supply of heavy sour crude oil will likely increase faster than conversion capacity can be added.

Sale of Retail Division

   In July 1999, Clark R&M sold its retail marketing division in a recapitalization transaction to Clark Retail Enterprises ("CRE"), which is controlled by Apollo Management L.P., for net cash proceeds of approximately $215 million. A subsidiary of the Company's indirect parent Clark Holdings holds a six-percent equity interest in CRE. The retail marketing division sold included all Company and independently-operated Clark branded stores and the Clark trade name. In general, CRE assumed unknown environmental liabilities at the retail stores they acquired up to $50,000 per site, as well as responsibility for any post-closing contamination. Subject to certain risk sharing arrangements, the Company retained responsibility for all pre-existing, known contamination. As part of the sale agreement, the Company also entered into a market-based supply agreement for refined products that expires in July 2001 and may be canceled with 90 days notice by the buyer. Since the supply agreement is market-based the Company does not expect the expiration of the supply agreement to have a material adverse effect on the results of operations or financial position.

Competition

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

   The principal competitive factors affecting the Company are crude oil and other feedstock costs, refinery efficiency, refinery reliability, refinery product mix and product distribution and transportation costs. Certain of the Company's larger competitors have refineries which are larger and, as a result, could have lower per-barrel costs or higher margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration and production activities. The Company obtains nearly all of its crude oil requirements on the spot market from unaffiliated sources. The Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future. The principal competitive factors affecting the Company's wholesale distribution system are product price and quality, reliability and availability of supply and location of distribution points.

Environmental Matters

 Compliance Matters

   As the current operator of refineries and the former operator of gasoline stores, the Company is subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewater and stormwater, and the handling and disposal of non-hazardous and hazardous waste. Federal, state and local laws and regulations establishing numerous requirements and providing penalties for violations thereof affect nearly all of the current and former operations of the Company. Included among such laws and regulations are the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Also significantly affecting the Company are the rules and regulations of the Occupational Safety and Health Administration. Many of these laws authorize the imposition of civil and criminal sanctions upon companies that fail to comply with applicable statutory or regulatory requirements. As discussed below, federal and state agencies have filed various enforcement actions alleging that the Company has violated a number of environmental laws and regulations. The Company nevertheless believes that, in all material respects, its existing operations are in compliance with such laws and regulations.

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

   The Company anticipates that, in addition to expenditures necessary to comply with existing environmental requirements, it will incur costs in the future to comply with new requirements. The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on the financial position or operations of the Company and could require substantial additional expenditures by the Company for the installation and operation of pollution control systems and equipment. See "-- Legal Proceedings."

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

   The release or discharge of petroleum and other hazardous materials can occur at refineries and terminals. The Company has identified a variety of potential environmental issues at its refineries, terminals, and previously owned retail stores. In addition, each refinery has areas on-site that may contain hazardous waste or hazardous substance contamination and which may have to be addressed in the future at substantial cost. The terminal sites may also require remediation due to the age of tanks and facilities and as a result of current or past activities at the terminal properties including several significant spills and past on-site waste disposal practices.

 Legal And Governmental Proceedings

   The Company is also the subject of various environmental-related legal proceedings. See "--Legal Proceedings."

Employees

   Currently, the Company employs approximately 2,100 people, with approximately 60% covered by collective bargaining agreements at the Blue Island, Hartford, Lima and Port Arthur refineries. The Port Arthur and Hartford refinery contracts expire in February 2002, the Lima refinery contract expires in August 2002, and the Blue Island contract expires in September 2002. Relationships with the unions have been good and the Company has never experienced a work stoppage as a result of labor disagreements.

Item 3. Legal Proceedings

   As a result of its activities, the Company is the subject of a number of legal and administrative proceedings relating to environmental matters. The Company is required by the Commission to disclose all matters that could be material or that involve a governmental authority and could reasonably involve monetary sanctions of $100,000 or greater.

   Hartford Federal Enforcement. In February 1999, the Company was served with a complaint in the matter United States v. Clark Refining & Marketing, Inc., alleging violations of the Clean Air Act, and regulations promulgated thereunder, in the operation and permitting of the Hartford refinery fluid catalytic cracking unit. In July 1999, the Company was served with a civil administrative complaint filed by the USEPA, alleging certain violations of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder, with respect to certain record-keeping and reporting requirements relating to the Hartford refinery. The administrative complaint seeks a civil penalty of $498,000. No estimate can be made at this time of the Company's potential liability, if any, as a result of these matters.

   Hartford State Enforcement. In 1996, the matter People of the State of Illinois v. Clark Refining & Marketing, Inc., PCB No. 95-163 was substantially settled by the parties. Remaining issues are being discussed and resolution is anticipated. No estimate of any liability with respect to this remaining element of the complaint can be made at this time.

   Blue Island Federal Enforcement. The Blue Island refinery is the subject of federal investigations concerning potential violations of certain environmental laws and regulations. In March 1997, the USEPA initiated a multimedia investigation at the Blue Island refinery. The investigation included an on-site visit, requests for information and meetings. In March 1997, the Company received a Grand Jury subpoena requesting certain documents relating to wastewater discharges. The United States Attorney has interviewed a number of current and former Blue Island refinery employees. The investigation is on-going and the Company has cooperated fully in the matter. In September 1998, the Company was served with a complaint in the matter, United States v. Clark Refining & Marketing, Inc., alleging that the Company has operated the refinery in violation of certain federal laws relating to air pollution, water pollution and solid waste management. The Company filed an answer denying the material allegations of the lawsuit. The parties are negotiating the terms and conditions of a potential consent decree which would resolve this matter. While substantial progress has been made on a conceptual level, there is no assurance that a consent decree will be successfully negotiated, nor can any estimate be made at this time of the Company's potential liability, if any, as a result of these matters.

   Blue Island State Enforcement. People ex rel. Ryan v. Clark Refining & Marketing, Inc., is currently pending in the Circuit Court of Cook County, Illinois alleging operation of the Blue Island refinery in violation of environmental laws. The allegations originate from a fire that occurred in the Isomax unit in March 1995, a release of hydrogen fluoride in May 1995 from a processing unit, other releases into the air that occurred in the past three years, and releases of wastewater and stormwater to the Cal Sag Channel. The Company has filed an answer denying the material allegations in the lawsuit. The Illinois Attorney General has also intervened in the federal USEPA case, discussed above. The Company is seeking to settle this case and the USEPA case as a consolidated matter. The parties are negotiating the terms and conditions of a consent decree settling this matter. No estimate of any liability with respect to this matter can be made at this time.

   Sashabaw Road. In May 1993, the Company received correspondence from the Michigan Department of Natural Resources ("MDNR") indicating that the MDNR believes that the Company may be a potentially responsible party in connection with groundwater contamination in the vicinity of one of its previously owned retail stores on Sashabaw Road in Oakland County, Michigan. In July 1994, MDNR commenced suit against the Company alleging that a retail location caused groundwater contamination necessitating the installation of a new $600,000 drinking water system. Michigan is seeking reimbursement of this cost. Although some contamination from the Company site may have occurred, the Company contends that numerous other sources were responsible and that a total reimbursement demand from the Company is excessive. Mediation resulted in a $200,000 finding against the Company, which the Company was willing to pay in settlement, but the state refused any settlement less than $500,000. The matter was tried in November 1999. The parties are awaiting a decision.

   Port Arthur Natural Resource Damage Assessment. On June 7, 1999, Clark R&M and Chevron received a notice from a number of Federal and Texas agencies that a study would be conducted to determine whether any natural resource damage occurred as a result of the operation of the Port Arthur refinery. The Company will cooperate with the government agencies in this investigation.

   Port Arthur and Lima Refineries. The original refineries on the sites of the Port Arthur and Lima refineries began operating in the late 1800s and early 1900s prior to modern environmental laws and methods of operation. While the Company believes as a result there is extensive contamination at these sites, the Company is unable to estimate the cost of remediating such contamination. Under the purchase agreement between the Company and Chevron related to the Port Arthur refinery, Chevron will be obligated to perform the required remediation of more than 97% of pre-closing contamination. The Company estimates its obligation at approximately $8 million. Under the purchase agreement between the Company and BP related to the Lima Refinery, BP indemnified the Company for all environmental and other liabilities and obligations arising from the ownership and operation of the Lima refinery prior to closing, subject to the terms and limitations in the purchase agreement. As a result of these acquisitions, the Company may become jointly and severally liable for the costs of investigation and remediation at these sites. In the event that Chevron or BP is unable (as a result of bankruptcy or otherwise) or unwilling to perform the required remediation at these sites, the Company may be required to do so. The cost of any such remediation could be substantial and could be beyond the Company's financial ability. In June 1997, the Company, Chevron and the State of Texas entered into an agreed order that substantially confirmed the relative obligations of the Company and Chevron.

   As of December 31, 1999, the Company had accrued a total of $36.4 million for legal and environmental-related obligations that may result from the matters noted above, other legal and environmental matters and obligations associated with certain retail sites. While it is not possible at this time to estimate the ultimate amount of liability with respect to the legal proceedings described above, the Company is of the opinion that the aggregate amount of any such liability, in excess of amounts previously accrued, will not have a material adverse effect on its financial position. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

Item 4. Submission of Matters to a Vote of Security-Holders

   Inapplicable

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

   Inapplicable

Item 6. Selected Financial Data

   The selected consolidated financial data set forth below for the Company as of December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of December 31, 1995, 1996 and 1997 and for each of the two years in the period ended December 31, 1996 are derived from audited financial statements not included herein. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

                                       Year Ended December 31,
                          -----------------------------------------------------
                            1995       1996       1997       1998       1999
                          ---------  ---------  ---------  ---------  ---------
                                   (in millions, except as noted)
Statement of Earnings
 Data:
 Net sales and operating
  revenues..............  $ 4,070.5  $ 4,656.9  $ 3,880.0  $ 3,580.5  $ 4,520.3
 Cost of sales..........   (3,787.3)  (4,318.1)  (3,434.6)  (3,115.1)  (4,102.0)
 Operating expenses.....     (251.8)    (291.3)    (293.9)    (341.6)    (402.0)
 General and
  administrative
  expenses..............      (34.4)     (37.8)     (43.0)     (50.0)     (48.3)
 Depreciation and
  amortization (a)......      (32.4)     (35.7)     (46.7)     (54.4)     (63.0)
 Inventory recovery of
  (write-down) to market
  value.................        --         --       (19.2)     (86.6)     105.8
 Recapitalization, asset
  writeoffs and other
  charges...............        --         --       (40.0)       --         --
 Gain on sale of
  pipeline interests....        --         --         --        69.3        --
                          ---------  ---------  ---------  ---------  ---------
 Operating income
  (loss)................      (35.4)     (26.0)       2.6        2.1       10.8
 Interest and financing
  costs, net (b)........      (39.9)     (38.7)     (39.8)     (51.0)     (61.5)
                          ---------  ---------  ---------  ---------  ---------
 Loss from continuing
  operations before
  taxes and
  extraordinary items...      (75.3)     (64.7)     (37.2)     (48.9)     (50.7)
 Income tax (provision)
  benefit...............       28.6       18.6      (10.4)      12.9       16.2
                          ---------  ---------  ---------  ---------  ---------
 Loss from continuing
  operations before
  extraordinary items...      (46.7)     (46.1)     (47.6)     (36.0)     (34.5)
 Discontinued
  operations, net of
  taxes (c).............       21.2        7.6        0.1       15.1       32.3
 Extraordinary items....        --         --       (10.7)       --         --
                          ---------  ---------  ---------  ---------  ---------
 Net loss...............  $   (25.5) $   (38.5) $   (58.2) $   (20.9) $    (2.2)
                          =========  =========  =========  =========  =========
Balance Sheet Data:
 Cash, cash equivalents
  and short-term
  investments...........  $   105.0  $   332.7  $   243.0  $   152.0  $   286.3
 Total assets...........    1,097.6    1,339.0    1,180.4    1,447.0    1,513.8
 Long-term debt.........      419.8      417.0      586.8      805.2      794.9
 Stockholder's equity...      304.1      534.9      260.9      225.0      183.3
Selected Financial Data:
 Cash flows from
  operating activities..  $   (85.6) $    16.9  $    94.9  $   (44.7) $    76.3
 Cash flows from
  investing activities..     (134.1)     212.0     (123.6)    (229.9)     110.9
 Cash flows from
  financing activities..      174.7       30.0      (61.0)     194.0      (49.8)
 Expenditures for
  turnaround............        6.5       13.9       47.4       28.3       77.9
 Expenditures for
  property, plant and
  equipment (d).........       15.7       20.1       26.4      101.3       57.6
 Refinery acquisition
  expenditures..........       71.8        --         --       175.0        --
Operating Data:
 Port Arthur Refinery
  (acquired February 27,
  1995)
 Production (000 bbls
  per day)..............      207.7      210.8      213.5      223.9      218.2
 Gross margin (per
  barrel of production).  $    2.28  $    2.78  $    3.84  $    3.48  $    2.06
 Operating expenses.....      121.6      164.7      170.7      172.7      168.1
 Midwest & Other
  Refining
 Production (000 bbls
  per day)..............      136.5      134.2      135.8      181.1      267.1
 Gross margin (per
  barrel of production).  $    2.51  $    2.56  $    3.79  $    2.95  $    1.84
 Operating expenses.....      130.2      126.6      123.2      168.8      233.9

--------
(a) Amortization includes amortization of turnaround costs.
(b) Interest and financing costs, net, included amortization of debt issuance costs of $6.6 million, $2.2 million, $7.0 million, $6.5 and $5.2 million for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Interest and financing costs, net, also included interest on all indebtedness, net of capitalized interest and interest income.
(c) Discontinued operations is net of an income tax benefit of $2.7 million in 1999 (provision in 1998--$9.2 million, 1997--$0.1 million, 1996--$4.7 million, 1995--$12.9 million)
(d) Expenditures for property, plant and equipment in 1999 were net of sale proceeds of $157.1 million from Port Arthur Coker Company L.P. for the amount the Company had spent on the assets sold, which approximates fair value.

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

 1999 compared with 1998 and 1997:

Financial Results:

                                                        Year Ended December
                                                                31,
                                                       ------------------------
                                                        1997     1998    1999
                                                       -------  ------  -------
                                                        (in millions, except
                                                             as noted)
Operating Income:
Port Arthur Refinery
Crude oil throughput (000 barrels per day)............   206.6   219.3    200.0
Production (000 barrels per day)......................   213.5   223.9    218.2
Gross margin (per barrel of production)............... $  3.84  $ 3.48  $  2.06
Gulf Coast 3/2/1 crack spread (per barrel)............ $  3.24  $ 2.39  $  1.71
Operating expenses....................................  (170.7) (172.7)  (168.1)
  Net margin.......................................... $ 128.6  $112.1  $  (4.4)
Midwest Refineries and Other
Crude oil throughput (000 barrels per day)............   128.5   181.6    251.7
Production (000 barrels per day)......................   135.8   181.1    267.1
Gross margin (per barrel of production)............... $  3.79  $ 2.95  $  1.84
Chicago 3/2/1 crack spread (per barrel)............... $  4.04  $ 3.33  $  2.83
Operating expenses....................................  (123.2) (168.8)  (233.9)
  Net margin.......................................... $  64.9  $ 26.4  $ (54.1)
General and administrative expenses...................   (43.0)  (50.0)   (48.3)
                                                       -------  ------  -------
  Operating Contribution.............................. $ 150.5  $ 88.5  $(106.8)
Inventory timing adjustments gain (loss)(a)...........   (42.0)  (14.7)    20.2
Inventory (write-down) recovery to market.............   (19.2)  (86.6)   105.8
Gain from LIFO inventory reduction....................     --      --      54.6
Recapitalization, asset write-offs and other costs....   (40.0)    --       --
Gain on sale of minority pipeline interests...........     --     69.3      --
Depreciation and amortization.........................   (46.7)  (54.4)   (63.0)
                                                       -------  ------  -------
  Operating income.................................... $   2.6  $  2.1  $  10.8
                                                       =======  ======  =======

--------
(a) Includes adjustments to inventory costs caused by timing differences between when and how crude oil is actually purchased and refined products are actually sold, and a daily "market in, market out" operations measurement methodology.

   Net sales and operating revenues and cost of sales for the Company were higher in 1999 than 1997 or 1998 principally because of higher hydrocarbon prices and production from the Lima refinery that was acquired in August 1998. The Company reported net losses of $2.2 million in 1999, $20.9 million in 1998 and $58.2 million in 1997. Net earnings in each of the past three years were impacted by items the Company considers special. Special items benefited operating income by $180.6 million in 1999, reduced operating income by $32.0 million in 1998 and reduced operating income by $101.2 million in 1997. In 1997, net earnings were reduced by $10.7 million related to an extraordinary item for early retirement of debt. See Note 9 "Long Term Debt" and

Note 14 "Equity Recapitalization and Change in Control" to the Consolidated Financial Statements. These special items consisted of the following:

   Inventory Timing Adjustments. An inventory timing adjustment gain of $20.2 million in 1999, and loss of $14.7 million in 1998 and $42.0 million in 1997 were principally due to the timing impact of changes in petroleum prices in each of the past three years on crude oil purchases and refined product sale commitments. Petroleum prices fell in 1997 and 1998 as world energy markets became oversupplied principally as a result of an increase in OPEC production and reduced demand resulting from the Asian economic slowdown and reduced heating oil demand. OPEC responded by reducing production in 1999, which caused prices to increase. These gains and losses resulted from the fact that feedstock acquisition costs are fixed on average two to three weeks prior to the manufacture and sale of the finished products. The Company does not currently hedge this price risk because of the cost of entering into appropriate hedge-related derivatives and the long-term continuing nature of such risk. The Company does hedge price risk when its total volume-related at-risk position deviates from long-range targets.

   Inventory (Write-down) Recovery to Market. Also as a result of lower petroleum prices in 1997 and 1998, the Company was required to record non-cash accounting charges of $19.2 million and $86.6 million, respectively, to reflect the decline in the value of petroleum inventories below carrying value. When petroleum prices increased in 1999, the Company fully recovered these charges.

   Gain from LIFO Inventory Reduction. The Company recorded a LIFO gain in 1999 of $54.6 million resulting from an 8.9 million barrel reduction in inventory and higher current year liquidation values as compared to LIFO cost.

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

   Gain on sale of minority pipeline interests. In 1997, the Company determined that its minority interests in the Southcap and Chicap crude oil pipelines, and the Wolverine and West Shore product pipelines, were not strategic since the Company's shipping rights are assured due to the pipelines' operation as common carrier pipelines and the Company's historical throughput on these pipelines. In 1998, the Company sold its interests in these pipelines for net proceeds of $76.4 million, which resulted in a before and after-tax book gain of approximately $69.3 million. These pipelines contributed earnings of approximately $5.3 million in 1998 and $8.2 million in 1997 and were recorded as a component of refinery gross margin for the Midwest refineries.

   The Company recorded in 1999 an Operating Contribution loss or loss before interest, taxes, depreciation, amortization, inventory-related items, gain on the sale of minority pipeline interests and recapitalization, asset write-offs and other costs of $106.8 million. This compared to a contribution of $88.5 million in 1998 and $150.5 million in 1997. Operating Contribution decreased in 1999 and 1998 from previous years principally due to significantly lower margins for refined products resulting from higher U.S. refined product inventory levels which depressed prices. These higher inventory levels resulted from warmer winter weather that reduced heating oil demand, high industry refinery utilization rates and the impact on world demand from the Asian economic slowdown that began in late 1997. Oversupply of crude oil led to low crude oil prices in 1998 and early 1999. In 1999, margins were further reduced due to higher feedstock costs caused by the reduction in OPEC production quotas that had the effect of narrowing discounts for heavy and light sour crude oil. OPEC producers met the barrel denominated quotas by eliminating the lowest revenue barrels in their production stream. In addition, Canadian production that was reduced due to the low crude oil prices in 1998 and early 1999 was slow to return to market.

   The decrease in margins from 1997 to 1999 was reflected in the lower Gulf Coast and Chicago industry refining margin indicators or 3/2/1 crack spreads and narrower market discounts for lower quality crude oil. The

3/2/1 crack spread is an indicator of refining margins based on quoted market prices that is calculated by subtracting the price for three barrels of WTI crude oil, a high quality, light sweet crude oil, from the price of two barrels of regular unleaded gasoline and one barrel of high sulfur diesel fuel, and dividing the total by three. In addition to the components of refining margins reflected in the crack spread, benchmark indicators of the discount for lower quality alternative types of crude oil that may be processed in the Company's refineries narrowed from 1997 to 1999. Crude oil quality differential market indicators for light sour crude oil, or West Texas Sour, decreased from $1.71 per barrel in 1997 and $1.56 per barrel in 1998 to $1.30 per barrel in 1999. Market indicators for heavy sour crude oil discounts, or Mexican Maya, decreased from $5.63 per barrel in 1997 and $5.68 in 1998 to $4.83 per barrel in 1999. Discounts for heavy sour Canadian crude oil also narrowed as a result of low absolute crude oil prices in 1998 and early 1999, which caused this lower-cost crude oil to become unavailable.

   Major scheduled maintenance turnarounds at the Lima refinery in 1999, Blue Island refinery in 1998 and Port Arthur and Hartford refineries in 1997 resulted in an opportunity cost from lost production of $23.0 million in 1999, $17.1 million in 1998 and $19.3 million in 1997. Port Arthur refinery crude oil throughput rates were reduced below capacity in 1999 due to poor crude unit distillation margins that favored reduced rates and purchasing partially refined feedstocks to maintain production from other refinery units. Production increased in 1999 and 1998 versus the prior years in the Midwest refineries due to the acquisition in August 1998 of the Lima refinery, which averaged 118,100 barrels per day in 1999 and 130,300 barrels per day during the nearly five months in 1998 it was owned by the Company. Production from Midwest refineries was below capacity in 1999 due to the Lima maintenance turnaround, leaks in third party pipelines that reduced supplies of crude oil to the refineries and unplanned downtime. In addition to the benefit of the Lima refinery, production increased in 1998 due to record rates being achieved on most major units at the Port Arthur and Hartford refineries, including the crude, FCC and coker units.

   Operating expenses for the Midwest refineries increased from 1997 to 1998 primarily due to the acquisition of the Lima refinery. Operating expenses for the Lima refinery were $37.8 million in 1998 and $98.2 million in 1999. Operating expenses for the Port Arthur refinery were relatively flat from 1997 to 1999. General and administrative expenses decreased in 1999 principally due to lower incentive compensation payments under the Company"s annual incentive plan. These expenses were higher in 1998 relative to 1997 principally due to the addition of the Lima refinery, increased employee placement costs and an increase in information services costs related to year 2000 remediation and upgrades and increased consulting services.

 Other Financial Matters

   Depreciation and amortization expenses increased in each of the past three years principally because of the full year impact of the Port Arthur maintenance turnaround performed in 1997, the acquisition of the Lima refinery in 1998, the amortization of the initial Lima refinery maintenance turnarounds performed in 1999 and higher capital expenditures.

   Interest expense and finance income, net increased in 1999 as compared to 1998 due to the full year impact of the issuance in August 1998 of $110 million 8 5/8% Senior Notes due 2008, and the expansion of a $115 million floating rate term loan due 2004 to finance the Lima refinery acquisition. Interest expense and finance income, net were lower in 1998 than 1997 due to reduced borrowing rates and reduced finance cost amortization resulting from the Company's financing activities in late 1997. In late 1997, the Company redeemed its 10 1/2% Senior Notes, due 2001 ("10 1/2% Senior Notes"), issued $100 million 8 3/8% Senior Notes due 2007 ("8 3/8% Senior Notes"), issued $175 million 8 7/8% Senior Subordinated Notes due 2007 ("8 7/8% Senior Subordinated Notes"), and entered into a $125 million floating rate term loan due 2004 ("Floating Rate Loan"). In late 1997, the Company also entered into an amended and restated working capital facility that was subsequently amended and restated in 1999. See Note 8 "Working Capital Facility" and Note 14 "Equity Recapitalization and Change in Control" to the Consolidated Financial Statements.

   The income tax benefit on the loss from continuing operations of $16.2 million for 1999 reflected the effect of intraperiod tax allocations resulting from the utilization of current year operating losses to offset the net gain on the operations and sale of the discontinued retail division, offset by the write-down of a net deferred tax asset. The income tax benefit on the loss from continuing operations of $12.9 million for 1998 reflected the effect of intraperiod tax allocations resulting from the utilization of current year operating losses to offset the earnings from operations of the discontinued retail division. The income tax provision on the loss from continuing operations of $10.4 million for 1997 reflected the recording of a valuation allowance against a net deferred tax asset. See Note 13 "Income Taxes" to the Consolidated Financial Statements.

 Sale of Retail Division

   In July 1999, Clark R&M sold its retail marketing operation in a recapitalization transaction to a company controlled by Apollo for approximately $230 million. The retail marketing operation sold included all Company and independently operated Clark-branded stores and the Clark trade name. After all transaction costs, the sale generated cash proceeds of approximately $215 million. See Exhibit 10.0, Asset Contribution and Recapitalization Agreement filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999. In general, the buyer assumed unknown environmental liabilities at the retail stores they acquired up to $50,000 per site, as well as responsibility for any post-closing contamination. Subject to certain risk sharing arrangements, Clark R&M retained responsibility for all pre-existing known contamination. A subsidiary of Clark Holdings acquired a six- percent equity interest in the retail marketing operation. As part of the sale agreement, Clark R&M also entered into a market-based supply agreement for refined products that expires in July 2001. The buyer may cancel the supply agreement with 90 days notice. In 1999, the Company realized $355.9 million in sales under this contract. The retail marketing operation was sold in order to allow the Company to focus its human and financial resources on the continued improvement and expansion of its refining business, which it believes will generate higher future returns.

   The retail marketing operations were classified as a discontinued operation and the results of operations were excluded from continuing operations in the consolidated statements of operations. A pre-tax gain on the sale of $59.9 million ($36.6 million, net of income taxes) was recognized in the third quarter of 1999.

 Year 2000 Disclosure

   As was widely reported, many computer systems processed dates based on two digits for the year of a transaction and many feared that computers would be unable to process dates in the year 2000 and beyond. There were many risks associated with the year 2000 compliance issue, including, but not limited to, the possible failure of the Company's systems and hardware with embedded systems or those of the Company's business partners. The Company began significant efforts to address its exposures related to the year 2000 issue in 1997. A project team was put in place to assess, remediate or replace, test and implement computer systems and applications so that such systems and related processes would continue to operate and properly process information after December 31, 1999. The Company expended $5.9 million through December 31, 1999 on these efforts. Such costs were expensed as incurred and funded from operations. The Company also developed contingency plans for these systems as well as the business processes and operations that they supported. In addition, the Company communicated with, and evaluated the systems of its customers, suppliers, financial institutions and others with which it does business to identify any year 2000 issues. The Company has not experienced any significant disruptions in its business due to year 2000 problems to date and is committed to making certain that its systems and processes continue to function properly in the future.

 Accounting Standard Not Yet Adopted

   In June 1998, the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended, becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating this new standard, the impact it may have on the Company's accounting and reporting, and planning for when to adopt the standard.

 Outlook

   Since most of the Company's products are commodities, supply and demand for crude oil and refined products have a significant impact on the Company's results. Demand for transportation fuel products has grown by an average of 1-2% per year since 1992, primarily as a result of increased miles driven, little improvement in the fuel efficiency of the U.S. automobile fleet and the strength of the U.S. economy. Warm winters for the past four years, the Asian economic slowdown that began in late 1997 and high industry utilization rates bloated U.S. and world-wide refined product inventories from 1997 to 1999 resulting in downward pressure on margins. However, in late 1999 and early 2000 U.S. refinery utilization rates decreased and lowered U.S. inventory levels for the primary refinery products, gasoline and diesel fuel, to below 10-year averages. Historically, lower U.S. inventory levels have resulted in higher margins. The Company expects that there will continue to be volatility in refining margins and the Company's earnings because of the seasonal nature of refined product demand and the commodity nature of the Company's refined products. This is especially true in 2000, given the uncertainty over crude oil production restrictions by OPEC and non-OPEC countries and the impact this may have on feedstock costs.

Liquidity and Capital Resources

   Net cash provided by operating activities, excluding working capital changes, or Operating Cash Flow, for the year ended December 31, 1999 was negative $43.5 million, which compared to cash flow of $33.1 million in 1998 and $46.6 million in 1997. Working capital as of December 31, 1999 was $309.3 million, a 1.66 to 1 current ratio, versus $361.8 million, a 1.99 to 1 current ratio, at December 31, 1998. Operating Cash Flow decreased in 1999 and 1998 as compared to 1997 and working capital decreased in 1999 as compared to 1998 principally due to lower refining margins resulting from weak refining market conditions.

   As part of its overall inventory management and crude acquisition strategies, the Company routinely buys and sells, in varying degrees, crude oil in the spot market. Such ongoing activities carry various payment terms and require the Company to maintain adequate liquidity and working capital facilities. The Company's short-term working capital requirements fluctuate with the pricing and sourcing of crude oil. The credit agreement is used for the issuance of letters of credit primarily for the purchase of crude oil and other feedstocks and refined products. The Company's liquidity benefited in 1999 from the sale of its retail division, a partially completed coker project at its Port Arthur refinery and refined product terminal assets. In addition, during 1999 the Company sold crude oil linefill in the pipeline system supplying the Lima refinery. The Company has an agreement in place that requires it to repurchase approximately 2.8 million barrels of crude oil in this pipeline system in September 2000 at market prices, unless extended by mutual consent.

   In November 1999, the Company entered into a credit agreement that provides for borrowings and the issuance of letters of credit expiring on June 30, 2001. The credit agreement allows the Company to borrow the lesser of $620 million, or the amount of a borrowing base calculated with respect to the Company's cash and cash equivalents, eligible investments, eligible receivables and eligible petroleum inventories. Direct cash borrowings under the facility are limited to $50 million. The facility is secured by liens on substantially all of the Company's cash and cash equivalents, receivables, crude oil, refined product inventories and other inventories and trademarks and other intellectual property. The amount available under the facility at December 31, 1999 was $620 million and approximately $435 million of the facility was utilized for letters of credit. As of December 31, 1999, there were no direct cash borrowings under the credit agreement and the Company was in compliance with all covenants.

   The credit agreement contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments and contingent obligations. It also requires the Company to maintain its property and insurance, to pay all taxes and comply with all laws, and to provide periodic information and conduct periodic audits on behalf of the lenders. The Company is also required to comply with certain financial covenants. The financial covenants are (i) maintenance of working capital of at least $150 million;

(ii) maintenance of tangible net worth (as defined) of at least $150 million; and (iii) maintenance of minimum levels of balance sheet cash (as defined) of $50 million at all times and $75 million at the end of any month. The covenants also provide for a cumulative cash flow test (as defined) from October 1, 1999 which must not be less than zero with a beginning balance of $200 million. The credit agreement also limits the amount of future additional indebtedness that may be incurred by the Company to $75 million, subject to certain limitations and exceptions.

   Cash flows provided by investing activities in 1999 was $110.9 million with cash flow uses of $229.9 million in 1998 and $123.6 million in 1997. Net cash flow was provided by investing activities in 1999 due to the sale of the retail division of $214.8 million, the sale of the terminals of $33.7 million and the sale of the Port Arthur heavy oil upgrade project to Port Arthur Coker Company L.P. for $157.1 million. Cash used in investing activity was greater in 1998 than 1997 principally due to the Lima Acquisition, which was partially offset by proceeds from the sale of the minority pipeline interests.

   Capital expenditures for property, plant and equipment totaled $214.7 million in 1999 (1998--$101.3 million; 1997--$26.4 million). Expenditures for refinery maintenance turnarounds totaled $77.9 million in 1999 (1998--$28.3 million; 1997--$47.4 million) with the Lima refinery undergoing its first major turnaround in 1999. Expenditures for property, plant and equipment in 1999, 1998 and 1997 included $164.1 million, $42.6 million and $1.1 million, respectively related to the Port Arthur heavy oil upgrade project, of which $157.1 million was sold to Port Arthur Coker Company in August 1999. The remaining amount related to the Company's portion of the project. The assets were sold at cost, which approximated fair market value. Expenditures for property, plant and equipment in 1999 included $27.7 million related to mandatory capital expenditures (1998--$33.7 million; 1997--$30.9 million).

   In August 1998, the Company acquired BP's 170,000 barrel per day Lima, Ohio refinery, related terminal facilities, and non-hydrocarbon inventories for a purchase price of approximately $175.0 million plus related acquisition costs of $11.3 million. Hydrocarbon inventories were purchased for $34.9 million. The Company assumed liabilities mainly related to employee benefits of $7.0 million. BP retained permanent responsibility for all known pre-existing environmental liabilities and responsibility for a minimum of twelve years for pre-existing but unknown environmental liabilities. The total cost of the acquisition was accounted for using the purchase method of accounting with $175.0 million allocated to the refinery long-term assets and $53.2 million allocated to current assets for hydrocarbon and non-hydrocarbon inventories and catalysts. From 1991 to 1997 the Company believes BP invested an aggregate of approximately $212 million in the Lima refinery. Based on the Company's due diligence, it expects mandatory capital expenditures for the Lima refinery to average approximately $20 million per year for the period from 2000 to 2002 and maintenance turnaround expenditures to total approximately $60 million over five years. The Company expects cash flows from the Lima refinery to be more than adequate to cover incremental financing and mandatory capital and turnaround costs.

   The Company classifies its capital expenditures into two categories, mandatory and discretionary. Mandatory capital expenditures are required to maintain safe and reliable operations, or to comply with regulations pertaining to ground, water and air contamination and occupational, safety and health issues. The Company estimates that total mandatory capital and turnaround expenditures will average approximately $90 million per year over the next three years. Costs to comply with future regulations cannot be estimated.

   In March 1998, the Company entered into a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company. As a result of this contract, the Company began developing a project to upgrade the Port Arthur refinery to process primarily lower-cost, heavy sour crude oil of the type to be purchased from PMI. The heavy oil upgrade project includes the construction of new coking, hydrocracking and sulfur removal capability, and the expansion of the existing crude unit to approximately 250,000 barrels per day. In August 1999, the Company sold for $157.1 million the construction work-in-progress on the new processing units to Port Arthur Coker Company L.P., an affiliate that is not controlled by the Company or its subsidiaries. The Company also sold the oil supply agreement with PMI and environmental permits which had already been obtained by the Company for $2.2 million to Port Arthur Coker Company L.P. The assets were sold at cost, which approximated fair market value. As part of the project the Company is undertaking the upgrading of existing units at the Port Arthur refinery, including the expansion of the crude unit. The Company's portion of the project is expected to cost approximately $120 million, of which $50.7 million was expended through December 31, 1999. As of December 31, 1999, the Company had a letter of credit to the benefit of Foster Wheeler USA for $86.9 million outstanding to collateralize its obligations related to the Port Arthur heavy oil upgrade project.

   The heavy oil upgrade project is expected to be mechanically complete by November 2000 with start-up of the project in the first quarter of 2001. The Company entered into agreements with Port Arthur Coker Company L.P. pursuant to which the Company will provide certain operating, maintenance and other services and purchase the output from the new coking and hydrocracking equipment for further processing into finished products. The Company will receive compensation under these agreements at fair market value that is expected to in the aggregate favorable to the Company.

   The Company has a philosophy to link routine capital expenditures to cash generated from operations. The Company has a total capital and refinery maintenance turnaround expenditure budget, excluding the Company's portion of the Port Arthur refinery upgrade project, of approximately $93 million in 2000 with another approximately $97 million budgeted for the Company's portion of the Port Arthur heavy oil upgrade project. Total capital expenditures may be less than budget if cash flow is lower than expected, and higher than budget if cash flow is better than expected.

   Cash flow used in financing activities was $49.8 million in 1999 and $61.0 million in 1997 as compared to $194.0 million provided by financing activities in 1998. Cash flow used in financing activities in 1999 was principally related to a return of capital of $39.5 million to Clark USA. In 1998, the Company funded the acquisition of the Lima refinery and related costs with cash on hand and the proceeds of a private placement to institutional investors of $110 million 8 5/8% Senior Notes due 2008 and a $115 million floating rate term loan due 2004. In 1997, the Company received net proceeds of $398 million from the issuance of 8 3/8% Senior Notes, 8 7/8% Senior Subordinated Notes and a floating rate term loan. Also in 1997, the Company returned capital of $215 million to Clark USA and redeemed all $225 million of its 10 1/2% Senior Notes outstanding at a price of $1,032.96 for each $1,000.00 principal amount of the notes.

   Clark USA relies on Clark R&M for substantially all of its liquidity in order to meet its interest and other costs. Clark USA is required to make interest payments on its 10 7/8% Notes due 2005 of $9.5 million on June 1 and December 1 of each year and expects its other costs to total less than $1 million per year. As of December 31, 1999, cash, cash equivalents and short-term investments owned by Clark USA without restriction amounted to $21.3 million. However, Clark R&M's ability to return capital to Clark USA from operating activities is limited by covenants governing certain of Clark R&M's outstanding debt securities. As of December 31, 1999, Clark R&M was unable under the terms of such debt securities to dividend or otherwise distribute any additional funds to Clark USA. Clark USA believes it will have adequate liquidity to meet its working capital needs for the next year, but, unless such Clark R&M debt securities are amended or repaid, will require additional liquidity to make its June 1, 2001 interest payment and to fund its needs beyond June 2001. Such debt securities are currently redeemable at par by Clark R&M.

   Funds generated from operating activities together with existing cash, cash equivalents and short-term investments and proceeds from asset sales are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the next year. Due to the commodity nature of its products, the Company's operating results are subject to rapid and wide fluctuations. While the Company believes that its maintenance of large cash, cash equivalents and short-term investment balances and its operating philosophies will be sufficient to provide the Company with adequate liquidity through the next year, there can be no assurance that market conditions will not be worse than anticipated. Future working capital, discretionary capital expenditures, environmentally mandated spending and acquisitions may require additional debt or equity capital.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. None of the Company's market risk sensitive instruments are held for trading.

Commodity Risk

   The Company's earnings, cash flow and liquidity are significantly affected by a variety of factors beyond its control, including the supply of, and demand for, commodities such as crude oil, which is the Company's single greatest cost component, as well as gasoline and other refined products, which are the Company's only products. The demand for these refined products depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. As a result, crude oil and refined product prices fluctuate significantly, which directly impact the Company's net sales and operating revenues and costs of sales.

   The movement in petroleum prices does not necessarily have a direct long-term relationship to net earnings. The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. The Company is required to fix the price of its crude oil purchases approximately two to three weeks prior to when the crude oil can be processed and sold. As a result, the Company is exposed to crude oil price movements during such period. In addition, in 1997 and 1998 the market value of the Company's petroleum inventory was below original cost, which resulted in a writedown of inventory to fair market value. The Company expects earnings will continue to be impacted by these writedowns, or recovery of writedowns, to market value.

 Earnings Sensitivity

   The following table illustrates the estimated pre-tax earnings impact based on average historical operating rates, fixed price purchase commitments and inventory levels resulting from potential changes in several key refining market margin indicators and crude oil prices described below. This analysis may differ from actual results because the Company produces many other products and uses many other feedstocks that are not reflected in these indicators.

  . Sweet crude oil cracking margins--the spread between gasoline and diesel fuel prices and input costs (e.g., a benchmark light sweet crude oil)

  . Sweet/sour differentials--the spread between a benchmark light sour crude oil and a benchmark light sweet crude oil

  . Heavy/light differentials--the spread between a benchmark light sweet crude oil and a benchmark heavy sour crude oil

  . Fixed price purchase commitments--fixed price purchase commitments for crude oil required for the two to three weeks prior to when products are refined and sold.

  . Lower of cost or market adjustment--physical inventory subject to lower of cost or market adjustments while carrying value is below original cost

                                      Assumed       Annual     Pre-tax Earnings
                                       Change       Barrels         Impact
                                    ------------ ------------- ----------------
                                    (per barrel) (in millions)  (in millions)
      Refining margins
        Sweet crude oil cracking
         margin....................    $0.10          180            $18
        Sweet/sour differentials...     0.10           70              7
        Heavy/light differentials..     0.10           20              2
      Crude oil prices
        Fixed price purchase
         commitments...............     2.00            2              4
        Lower of cost or market
         adjustment................     2.00           12             24

   The Company utilizes limited risk management tools to mitigate risk associated with fluctuations in petroleum prices on its normal operating petroleum inventories. The Company believes this policy is appropriate since inventories are required to operate the business and are expected to be owned for an extended period of time. The Company believes the cost of the extensive use of such tools to manage short-term fluctuations outweigh the benefits.

   The Company occasionally uses several strategies to minimize the impact on profitability of volatility in feedstock costs and refined product prices. These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of six months or less. In addition, the Company to a lesser extent uses energy swap agreements similar to those traded on the exchanges, such as crack spreads and crude oil options, to better match the specific price movements in the Company's markets as opposed to the delivery point of the exchange-traded contract. These strategies are designed to minimize, on a short-term basis, the Company's exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed and subject to internally established risk standards. The results of these hedging activities affect refining cost of sales and inventory costs. The Company does not engage in speculative futures or derivative transactions.

   A sensitivity analysis was prepared to estimate the Company's exposure to market risk associated with derivative commodity positions. This analysis may differ from actual results. The fair value of each derivative commodity position was based on quoted futures prices. As of December 31, 1999, a 10% change in quoted futures prices would result in a $1.5 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income.

Interest Rate Risk

   The Company's principal interest rate risk is associated with its long-term debt. The Company manages this rate risk by maintaining a high percentage of its long-term debt with fixed rates. In addition, the Company has no material principal payments due prior to 2003, but as of December 31, 1999 had the flexibility to call $411.7 million of its long term debt, including all of its floating rate bank term loan. A 1% change in the interest rate on long-term debt would result in a $9.7 million change in operating income. This determination is based on 1% of the Company's long-term debt outstanding at December 31, 1999. The Company is subject to interest rate risk on its floating rate bank term loan and any direct borrowings under Clark R&M's credit facility. As of December 31, 1999, $240.0 million of the Company's long-term debt was based on floating interest rates. There were no direct cash borrowings under Clark R&M's credit facility.

Item 8. Financial Statements and Supplementary Data

   The information required by this item is incorporated herein by reference to Part IV Item 14(a) 1 and 2, Financial Statements and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable

Item 10. Directors and Executive Officers of the Registrant

   The directors, executive officers, Controller, Treasurer and Secretary of the Company and their respective ages and positions are set forth in the table below.

        Name        Age                        Position
        ----        ---                        --------
 William C. Rusnack  55 President, Chief Executive Officer and Chief Operating
                        Officer; Director

 Maura J. Clark      41 Executive Vice President--Corporate Development and
                        Chief Financial Officer

 Jeffry N. Quinn     41 Executive Vice President--Legal, Human Resources, and
                        Public Affairs and General Counsel

 Dennis R. Eichholz  46 Vice President, Controller and Treasurer

 Richard A. Keffer   45 Secretary

 Marshall A. Cohen   65 Director; Chairman of the Board

 David I. Foley      32 Director

 Robert L. Friedman  57 Director

 Richard C. Lappin   55 Director

   The board of directors of the Company currently consists of five directors who serve until the next annual meeting of stockholders or until a successor is duly elected. With the exception of Mr. Cohen, directors do not receive any compensation for their services as such. In 1999, for his services as a director of the Company and Clark Holdings, Mr. Cohen received a total of 65,656 shares of common stock of Clark USA, that were subsequently converted to shares of Clark Holdings, and options to purchase up to 50,505 shares of common stock of Clark Holdings for services rendered to the Company and Clark Holdings. Executive officers of the Company serve at the discretion of the board of directors of the Company.

   William C. Rusnack has served as President, Chief Operating Officer, Chief Executive Officer and a director of the Company since April 1998. Mr. Rusnack has served as President, Chief Executive Officer and a director of Clark USA since April 1998. Mr. Rusnack has served as President, Chief Operating Officer, Chief Executive Officer and a director of Clark Holdings since its formation in April 1999. Mr. Rusnack previously served 31 years with Atlantic Richfield Corporation ("ARCO") and was involved in all areas of its energy business, including refining operations, retail marketing, products transportation, exploration and production, and human resources. He most recently served as President of ARCO Products Company from 1993 to 1997 and was President of ARCO Transportation Company from 1990 to 1993. He has served as a director of Flowserve (a NYSE-listed corporation) since 1993.

   Maura J. Clark has served as Executive Vice President--Corporate Development and Chief Financial Officer of the Company and Clark USA since August 1995. Ms. Clark has served as Executive Vice President--Corporate Development and Chief Financial Officer of Clark Holdings since its formation in April 1999. Ms. Clark previously served as Vice President--Finance at North American Life Assurance Company, a financial services company, from September 1993 through July 1995.

   Jeffry N. Quinn has served as Executive Vice President--Legal, Human Resources, and Public Affairs of the Company and Executive Vice-President of Clark USA and Clark Holdings since March 1, 2000. Mr. Quinn previously served as Senior Vice President, Law and Human Resources, Secretary & General Counsel at Arch Coal, Inc., a NYSE-listed coal mining corporation, from 1995 to February 2000.

   Dennis R. Eichholz, who joined the Company in November 1988, has served as Vice President--Controller of the Company and Controller and Treasurer of Clark USA since February 1995. Mr. Eichholz has served as Vice President-- Treasurer of the Company since December 1991. Mr. Eichholz has served as Controller and Treasurer of Clark Holdings since its formation in April 1999.

   Richard A. Keffer has served as Secretary of the Company, Clark USA, and Clark Holdings since October 1999. Mr. Keffer has served as legal counsel for the Company since January 1996. Mr. Keffer previously served as an independent consultant from June 1995 to January 1996. Mr. Keffer previously served as assistant general counsel with Pet Incorporated from May 1984 to May 1995.

   Marshall A. Cohen has served as a director of the Company and Clark USA since November 1997 and as Chairman since January 27, 1998. Mr. Cohen has also served as a director of Clark Holdings since its formation in April 1999. Mr. Cohen has served as Counsel at Cassels Brook & Blackwell since October 1996. Mr. Cohen previously served as President and Chief Executive Officer of The Molson Companies Limited from November 1988 to September 1996. Mr. Cohen also serves as a member of the board of directors of American International Group, Barrick Gold Corporation, GoldFarb Corporation, Golf Town, Haynes International Inc., Lafarge, Republic Engineered Steels, Inc., SMK Speedy International, and Toronto Dominion Bank.

   David I. Foley has served as a director of the Company and Clark USA since November 1997. Mr. Foley has also served as a director of Clark Holdings since its formation in April 1999. Mr. Foley is a Principal at The Blackstone Group L.P., which he joined in 1995. Prior to joining Blackstone, Mr. Foley was a member of AEA Investors, Inc. and The Monitor Company. He currently serves on the board of directors of Rose Hills Company.

   Robert L. Friedman has served as a director of the Company, Clark USA, and Clark Holdings since July 1999. Mr. Friedman has served as a Senior Managing Director of The Blackstone Group L.P. since March 1999. Prior to joining Blackstone, Mr. Friedman was a partner with Simpson Thacher & Bartlett, a New York law firm, since 1974. He currently serves on the board of directors of American Axle & Manufacturing Inc., Corp Group, and Republic Technologies International Inc.

   Richard C. Lappin, has served as a director of the Company, Clark USA, and Clark Holdings since October 1999. Mr. Lappin has served as a Senior Managing Director of The Blackstone Group L.P. since February 1999. Prior to joining Blackstone, Mr. Lappin served as President of Farley Industries which included West Point-Pepperell, Inc., Acme Boot Company, Inc., Tool and Engineering, Inc., Magnus Metals, Inc. and Fruit of the Loom, Inc. from 1989 to 1998. He currently serves on the board of directors of American Axle & Manufacturing Inc., Collins & Aikman Corporation, Haynes International Inc., Imperial Home Decor Group, Inc., and Republic Technologies International Inc.

   Except as described above, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which such person was elected or appointed as a director or executive officer. There are no family relationships between any director or executive officer and any other director or executive officer.

Item 11. Executive Compensation

   The following table sets forth all cash compensation paid by the Company to its Chief Executive Officer and its other executive officers whose total annual compensation exceeded $100,000 for each of the years in the three-year period ended December 31, 1999.

                           Annual Compensation                    Long-Term
   Name and Principal     ----------------------  Other Annual   Compensation    All Other
        Position          Year  Salary   Bonus   Compensation(a)  Payouts (b) Compensation(c)
   ------------------     ---- -------- -------- --------------- ------------ ---------------
William C. Rusnack......  1999 $454,808 $370,000     $ 1,535      $      --            --
 President and            1998  300,077  270,000         --              --     $    5,746
 Chief Executive Officer  1997      --       --          --              --            --

Bradley D. Aldrich (d)..  1999  317,500  175,000      17,500             --        826,344
 Executive Vice
  President--             1998  270,000  175,000      15,442       1,130,354        16,214
 Refining                 1997  252,611  219,600         --              --         14,980

Maura J. Clark..........  1999  300,769  180,000         --              --          2,534
 Executive Vice
  President--             1998  238,847  170,000         --              --         13,793
 Corporate Development
  and                     1997  220,998  153,300         --              --            --
 Chief Financial Officer

Brandon K. Barnholt (e).  1999  123,600      --          --              --      3,614,600
 Executive Vice
  President--             1998  270,000  175,000         --          845,878        19,391
 Marketing                1997  253,003  154,600         --              --         15,230

--------
(a) Represents amounts paid for unused vacation and relocation expenses.
(b) Represents amounts received by Mr. Aldrich and Mr. Barnholt upon the exercise of options to acquire TrizecHahn Subordinate Voting Shares ("TrizecHahn Shares") received as compensation from TrizecHahn for services performed for the Company under the TrizecHahn Amended and Restated 1987 Stock Option Plan (the "TrizecHahn Option Plan").
(c) Represents amount accrued for the account of such individuals under the Clark Retirement Savings Plan (the "Savings Plan"), Supplemental Savings Plan and, with respect to Mr. Aldrich and Mr. Barnholt, for 1999 represents separation benefits paid or accrued with respect to the termination of their employment with the Company.
(d) Mr. Aldrich resigned from the Company effective January 31, 2000, and his other compensation for 1999 included $825,000 of severance.
(e) Mr. Barnholt's employment was terminated July 7, 1999, due to the sale of the retail division, and his other compensation for 1999 represented a termination bonus.

Stock Option Grants

   The following table sets forth information concerning grants of stock options made during the year ended December 31, 1999, to each of the executive officers.

                                                                  Potential
                                                             Realizable Value At
                                                               Assumed Annual
                                                               Rates of Stock
                                Individual Grants(1)         Price Appreciation
                         ----------------------------------- For Option Term(4)
                              Number of        % of Total
                             Securities      Options Granted
                             Underlying      To Employees in
Name                     Options Granted (#)   Fiscal Year     5%($)    10%($)
----                     ------------------- --------------- --------- ---------
William C. Rusnack......       600,000(2)         31.5       3,274,890 8,066,209
Maura J. Clark..........       250,000(3)         13.1       1,364,538 3,360,920

--------
(1) All options are options to purchase shares of the common stock of Clark Refining Holdings, Inc. ("Clark Holdings"), the ultimate parent of the Company. All options were granted pursuant to the 1999 Clark Refining Holdings Stock Incentive Plan (the "Incentive Plan") which was formally adopted on September 28, 1999. The options expire September 30, 2008 and are exercisable at a price of $9.90 per share.
(2) 300,000 of the options granted to Mr. Rusnack are time vested as described in the following description of the Incentive Plan. The remaining 300,000 of options are performance vested options and vest seven years from the date of the grant or following certain events upon the attainment of certain target stock prices as described in the following description of the Incentive Plan.
(3) 140,000 of the options granted to Ms. Clark are time vested. 50,000 of such time vested options were granted as fully vested options while the remainder vest as described in the following description of the Incentive Plan. The remaining 110,000 of the options are performance vested options and vest seven years from the date of the grant or following certain events upon the attainment of certain target stock prices as described in the following description of the Incentive Plan.
(4) For the purposes of determining the potential realizable value since the date of the grant, the date of formal adoption of the Incentive Plan, September 28, 1999, has been used.

Year-End Stock Option Values

   The following table sets forth information with respect to the number and value of unexercised stock options of Clark Holdings held by the named executive officers as of December 31, 1999.

                                                Number of Securities      Value of Unexercised
                           Shares              Underlying Unexercised     In-The-Money Options
                          Acquired    Value     Options at FY-End(#)          At FY-End($)
                         On Exercise Realized ------------------------- -------------------------
Name                         (#)       ($)    Exercisable/Unexercisable Exercisable/Unexercisable
----                     ----------- -------- ------------------------- -------------------------
William C. Rusnack......     -0-       -0-         150,000/450,000              -0- / -0-
Maura J. Clark..........     -0-       -0-          95,000/155,000              -0- / -0-
Bradley D. Aldrich(1)...     -0-       -0-             -- / --                  -0- / -0-
Brandon K. Barnhold(2)..     -0-       -0-          50,000/ --                  -0- / -0-

--------
(1) As of December 31, 1999, Mr. Aldrich held 30,000 options that were previously granted under the 1995 Clark USA Incentive Plan. These options were cancelled and terminated as part of Mr. Aldrich's separation agreement relating to his resignation from the Company effective January 31, 2000.
(2) As of December 31, 1999, Mr. Barnholt held 50,000 options that were previously granted under the 1995 Clark USA Long-Term Performance Plan at an exercise price of $15.00 per share. Pursuant to the terms and conditions of the termination of employment with the Company as part of the sale of the retail business on July 8, 1999, it was agreed that Mr. Barnholt's options can be exercised until the earlier of July 8, 2004 or the expiration of the term thereof. A grant of an option to purchase 50,000 shares of Clark Holdings under the Incentive Plan was approved effective April 11, 2000 by the Board of Directors of Clark Holdings, and the options granted under the 1995 Clark USA Long-Term Performance Plan were terminated.

Short-Term Performance Plan

   Employees of the Company participate in an annual incentive plan that places at risk an incremental portion of their total compensation based on Company and/or individual performance. The targeted at-risk compensation increases with the ability of the individual to affect business performance, ranging from 12% for support personnel to 200% for the Chief Executive Officer. The other executive officers have the opportunity to earn an annual incentive equal to 150% of the individual's base salary. The actual award is determined based on financial performance with individual and executive team performance evaluated against pre-established operating objectives designed to achieve planned financial results. For essentially all other employees, annual incentives are based on specific performance indicators utilized to operate the business, principally productivity and profitability measures.

Long-Term Performance Plan

   In 1999, the 1995 Clark USA Long-Term Performance Plan was terminated, and Clark Holdings adopted the Clark Refining Holdings Inc. 1999 Stock Option Incentive Plan ("Incentive Plan"). Under the Incentive Plan, employees of Clark Holdings and its subsidiaries are eligible to receive awards of options to purchase shares of the common stock of Clark Holdings. The Incentive Plan is intended to attract and retain executives and other selected employees whose skills and talents are important to the operations of Clark Holdings and its subsidiaries, including the Company. Options on an aggregate amount of 2,215,250 shares of Clark Holdings' Common Stock may be awarded under the Incentive Plan, either from authorized, unissued shares which have been reserved for such purpose or from authorized, issued shares acquired by or on behalf of Clark Holdings. The current aggregate amount of stock available to be awarded is subject to a stock dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of stock. In 1999, options for the purchase of 1,752,500 shares of the common stock of Clark Holdings were granted at an exercise price of $9.90 per share and options for the purchase of 152,500 shares of the common stock of Clark Holdings were granted at an exercise price of $15.00 per share. As of December 31, 1999, 1,752,500 stock options for the purchase of the common stock of Clark Holdings were outstanding at an exercise price of $9.90 per share and 152,500 stock options were outstanding at an exercise price of $15.00 per share under the Incentive Plan.

   The Board of Directors of Clark Holdings ("Board") administers the Incentive Plan, but may delegate certain responsibilities to the Compensation Committee of the Board. Subject to the provisions of the Incentive Plan, the Board is authorized to determine who may participate in the Incentive Plan and the number and types of awards made to each participant, and the terms, conditions, requirements, and limitations applicable to each award. Awards may also be made in combination or in tandem with, in replacement of, or as alternates to, grants or rights under any other employee plan of Clark Holdings and its subsidiaries. Subject to certain limitations, the Board is authorized to amend, modify or terminate the Incentive Plan to meet any changes in legal requirements or for any other purpose permitted by law.

   For options granted in 1999, including grants to the named executive officers, there are two vesting options, time vesting and performance vesting, under the Incentive Plan. Under time vesting, options are vested 50% at the date of grant and 25% on each January 1 thereafter. Under performance vesting, options are fully vested on and after the seventh anniversary of the date of grant; or following a public offering of the common stock or upon a change in control, the vesting is accelerated based on the achievement of certain per share prices of the common stock. The accelerated vesting schedule is as follows:

          Average Closing Price Per Share of
                 Capital Stock for Any
      180 Consecutive Days; or Change in Control   % of Shares With Respect to
                         Price                     Which Option is Exercisable
      ------------------------------------------   ---------------------------
      Below $12.00...............................               0%
      $12.00-$14.99..............................              10%
      $15.00-$17.99..............................              20%
      $18.00-$19.99..............................              30%
      $20.00-$24.99..............................              50%
      $25.00-$29.99..............................              75%
      Above $29.99...............................             100%

   The change in control price is defined as the highest price per share received by any holder of the common stock from the purchaser(s) in a transaction or series of transactions that result in a Change in Control. All options expire no more than ten years after the date of grant.

   If the employment of a participant terminates, subject to certain exceptions for death, disability, or cause (as defined in the applicable employment agreement), all shares not exercisable will be canceled immediately, unless the award agreement provides otherwise. All exercisable shares will terminate 90 days after the participant's termination of employment. Subject to certain exceptions for death or disability, no award or other benefit under the Incentive Plan is assignable or transferable, or payable to or exercisable by anyone other than the participant to whom it was granted.

   In the event of a "Change of Control" of Clark Holdings, the Board with respect to any award may take such actions that cause (i) the acceleration of the award, (ii) the payment of a cash amount in exchange for the cancellation of an award and/or (iii) the requiring of the issuance of substitute awards that will substantially preserve the value, rights, and benefits of any affected awards.

Clark Savings Plan

   The Clark Savings Plan, which became effective in 1989, permits employees to make before-tax and after-tax contributions and provides for employer incentive matching contributions. Under the Savings Plan, each employee of the Company (and such other related companies as may adopt the Savings Plan) who has completed at least six months of service may become a participant. Participants are permitted to make before-tax contributions to the Savings Plan, effected through payroll deduction, of from 1% to 15% of their compensation. The Company makes matching contributions equal to 200% of a participant's before-tax contributions up to 3% of compensation. Additionally, for represented employees at the Port Arthur and Lima refineries, the Company makes matching contributions equal to 100% of a participants before-tax contributions above 3% up to 6% of compensation. Participants are also permitted to make after-tax contributions through payroll deduction, of from 1% to 5% of compensation, which are not matched by employer contributions; provided that before-tax contributions and after-tax contributions, in the aggregate, may not exceed the lesser of 15% of compensation or $10,500 in 2000. All employer contributions, except those for union represented employees, are fully vested from the onset of eligibility in the plan. Amounts in employees' accounts may be invested in a variety of permitted investments, as directed by the employee. Participants' vested accounts are distributable upon a participant's disability, death, retirement or separation from service. Subject to certain restrictions, employees may make loans or withdrawals of employee contributions during the term of their employment.

Compensation Committee Interlocks and Insider Participation

   Compensation of the Company's executive officers has historically been determined by the Company's board of directors. Mr. Rusnack, the Company's President and Chief Executive Officer, is a member of the Company's board of directors. Other than reimbursement of their expenses, the Company's directors do not receive any compensation for their services as directors, except Mr. Cohen. See Item 10. Directors and Executive Officers of the Registrant. There are no interlocks between the Company and other entities involving the Company's executive officers and board members who serve as executive officers or board members of other entities, except with respect to Clark R&M, Clark USA, Sabine River Holding Corp., Neches River Holding Corp., Port Arthur Finance Corp., Clark Holdings, and Clark Holdings' principal shareholders, Blackstone and Oxy.

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

   The Agreement also provides that: (i) the Executive shall be Chief Executive Officer and President of the Company and Clark USA, (ii) the Executive's base salary shall not be less than $415,000 (the "Salary"), (iii) the Executive's bonus opportunity shall be equal to 200% of the salary and his target bonus (the "Target Bonus") shall be equal to 100% of the Salary, (iv) the Executive will be provided with welfare benefits and other fringe benefits to the same extent and on the same terms as those benefits are provided to the Company's other senior management employees, (v) the Executive shall participate in the Company's relocation policy at level 4, and (vi) the Executive shall receive a gross-up for any parachute excise taxes that may result from any payment, whether under the Agreement or otherwise.

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

Employment Agreement for Maura J. Clark

   On July 8, 1997, the Company entered into an employment agreement with Maura J. Clark (the "Agreement") which expires in five years with a provision for automatic extension on an annual basis unless either party gives 90 days' notice of cancellation. The Agreement provides that if a Change of Control occurs within two years prior to the scheduled expiration date, then the expiration date will be automatically extended until the second anniversary of the Change of Control date.

   During the term of the Agreement, the employee is precluded from soliciting or encouraging proposals regarding the acquisition of Clark USA or its subsidiaries (or of another material part of the business of Clark USA), absent explicit approval of the Chief Executive Officer of the Company.

   The Agreement provides separation benefits to the employee if the employee's employment is terminated by the Company without "Cause" prior to the expiration date of the agreement. "Cause" is defined to include the employee's failure to substantially perform her duties, willful misconduct that materially injures Clark USA or its affiliates, or conviction of a criminal offense involving dishonesty or moral turpitude. The Agreement also provides that if the employee resigns for "Good Reason" prior to the expiration date of the agreement, the employee will receive separation benefits. "Good Reason" is defined to include certain demotions, reductions in compensation, and relocation.

   The separation benefits payable under the Agreement generally include a lump sum payment of three times annual salary and bonus, acceleration of stock option exercisability, continuation of the Company's life, medical, accident and disability arrangements for one year after termination of employment (subject to the employee's continuing to pay the employee share of the premiums), payment of the cost of job relocation counseling, and payment of legal fees in connection with termination.

   The Agreement also provides for gross-up payments to be made to the employee to cover certain penalty taxes in connection with a Change of Control.

   As a condition of receiving the separation benefits under the Agreement, an employee is required to maintain the confidentiality of information relating to the Company and its affiliates and to release the Company and its affiliates from certain claims.

Employment Agreement for Jeffry N. Quinn

   The Company has entered into an employment agreement (the "Agreement") with Jeffry N. Quinn (the "Executive"). The Agreement expires on February 28, 2003, provided that if neither the Executive nor the Company gives 60 days notice prior to the expiration of the primary term or any extension thereof then the Agreement shall automatically extend for an additional one year period (a "Renewal Term").

   The Agreement also provides that: (i) the Executive shall serve as Executive Vice President--Legal, Human Resources, and Public Affairs and General Counsel of the Company and Executive Vice President of Clark USA and Clark Holdings, (ii) the Executive's base salary shall not be less than $282,500 (the "Salary"), (iii) the Executive's bonus opportunity shall be equal to 150% of the Salary and his target bonus (the "Target Bonus") shall be equal to 100% of the Salary (with a minimum bonus of $100,000 for 2000), (iv) the Executive shall receive a one-time signing bonus of $125,000, (v) the Executive will be provided with welfare benefits and other fringe benefits to the same extent and on the same terms as those benefits are provided to the Company's other senior management employees, and (vi) the Executive shall be granted an option to purchase 120,000 shares of common stock of Clark Holdings under the Incentive Plan. The Executive is subject to specified confidentiality requirements pertaining to the business of the Company during employment and two-years following termination. The Executive is also restricted from solicitation of business from clients or customers of the Company and restricted from making employment offers to Company employees for twelve months following termination of the Executive.

   In the event that Executive's employment is (a) terminated by the Company without Cause (as defined therein), (b) terminated by the Executive for Good Reason (as defined therein), or (c) terminates at the end of the Initial Term (or a Renewal Term) because the Company gave notice preventing the occurrence of a Renewal Term, then the Executive shall receive from the Company, in addition to any other compensation and benefits accrued but unpaid, a lump sum equal to the product of (a) two and (b) the sum of the Salary and Target Bonus. In the event the above termination situations occur after a Change in Control, the Executive shall receive from the Company, in addition to any other compensation and benefits accrued but unpaid, a lump sum equal to the product of (a) three and (b) the sum of the Salary and Target Bonus.

Item 12. Security Ownership of Certain Owners and Management

   All of the Company's common stock is owned by Clark USA, which is solely owned by Clark Holdings. The following table and the accompanying notes set forth certain information concerning the beneficial ownership of the Common Stock and Class F Common Stock of Clark Holdings, as of the date hereof: (i) each person who is known by the Company to own beneficially more than 5% of the common stock of Clark Holdings, (ii) each director and each executive officer who is the beneficial owner of shares of common stock of Clark Holdings, and (iii) all directors and executive officers as a group.

                                            Number of  Percent  Percent of Total
     Name and Address        Title of Class   Shares   of Class Voting Power(a)
     ----------------        -------------- ---------- -------- ----------------
Blackstone Management        Common         20,940,828   96.6%        77.4%
 Associates III L.L.C.(b)..
 345 Park Avenue, New York,
 NY 10154
Marshall A. Cohen(c).......  Common            116,161    0.5          0.4
William C. Rusnack(c)......  Common            225,000    1.1          0.9
Maura J. Clark(c)..........  Common            117,500    0.5          0.4
Occidental Petroleum         Class F Common  6,101,010  100.0         19.9
 Corporation...............
 10889 Wilshire Boulevard
 Los Angeles, California
 90024
All directors and executive  Common            458,661    2.1          1.7
 officers as a group(d)....

--------
(a) Represents the total voting power of all shares of common stock beneficially owned by the named stockholder.
(b) The 20,940,828 shares held by Blackstone are directly held as follows:
    16,707,667.576 shares by Blackstone Capital Partners III Merchant Banking Fund L.P., 2,976,705.546 shares by Blackstone Offshore Capital Partners III L.P. and 1,256,455.151 shares by Blackstone Family Investment Partnership III L.P., each of which Blackstone Management Associates III L.L.C. is the general partner having voting and dispositive power.
(c) Includes shares under option for which the individual holds or will have the right to hold within the next 60 days after March 31, 2000. The shares are as follows: Mr. Cohen--50,505; Mr. Rusnack--225,000; and Ms. Clark-- 117,500.
(d) Richard C. Lappin and Robert L. Friedman, both directors of Clark Holdings, are members of Blackstone Management Associates III L.L.C., which has investment and voting control over the shares held or controlled by Blackstone and as such may be deemed to share beneficial ownership of the shares held or controlled by Blackstone. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of Blackstone and as such may also be deemed to share beneficial ownership of the shares held or controlled by Blackstone. Stephen I. Chazen, a director of Clark Holdings, is an executive officer of Occidental Petroleum Corporation and to the extent he may be deemed to be a control person of Occidental Petroleum Corporation may be deemed to be a beneficial owner of shares of common stock owned by Occidental Petroleum Corporation. Each of such persons disclaims beneficial ownership of such shares.

Item 13. Certain Relationships and Related Transactions

   The Company accrues a monitoring fee equal to $2.0 million per annum due to an affiliate of Blackstone. Affiliates of Blackstone may in the future receive customary fees for advisory services rendered to the Company. Such fees will be negotiated from time to time with the independent members of the Company's board of directors on an arm's-length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

   During 1999, the Company returned capital of $39.5 million to Clark USA to facilitate Clark USA's payment of interest on its debt.

   As of December 31, 1999, the Company had a payable to Clark Holdings for management fees paid by Clark Holdings on the Company's behalf of $3.8 million.

   In conjunction with the supply agreement with CRE, the Company's billings to CRE in 1999 totaled $482.5 million of which $355.9 million were product sales and $126.6 million were related Federal and state excise and motor fuel taxes that the Company collected and then remitted to governmental agencies. The taxes were not included in "Net sales and operating revenue", "Cost of sales", or "Operating expenses". The Company had a $44.0 million receivable from CRE as of December 31, 1999.

   At December 31, 1999, the Company had a net outstanding receivable of $0.4 million from Port Arthur Coker Company L.P. for services rendered and fees paid on behalf of Port Arthur Coker Company L.P.

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

  3.2    Certificate of Amendment to Certificate of Incorporation of Clark
          Refining & Marketing, Inc. (Incorporated by reference to Exhibit 3.2 filed with Clark Oil & Refining Corporation Annual Report on Form 10-
          K (Registration No. 1-11392))

  3.3 By-laws of Clark Refining & Marketing, Inc. (Incorporated by reference to Exhibit 3.2 filed with Clark Oil & Refining Corporation
          Registration Statement on Form S-1 (Registration No. 33-28146))

  4.1    Indenture dated as of August 10, 1998 between Clark Refining &
          Marketing, Inc. and Bankers Trust Company, as Trustee, including the form of the 8 5/8% Senior Notes due 2008 (Incorporated by reference to Exhibit 4.1 filed with Clark Refining & Marketing, Inc. Form S-4
          (Registration No. 333-64387))

  4.2    Indenture between Clark Refining & Marketing, Inc. (formerly Clark Oil
          & Refining Corporation) and NationsBank of Virginia, N.A. including the form of 9 1/2% Senior Notes due 2004 (Incorporated by reference to Exhibit 4.1 filed with Clark Oil & Refining Corporation
          Registration Statement on Form S-1 (File No. 33-50748))

  4.3    Supplemental Indenture between Clark Refining & Marketing, Inc. and
          NationsBank of Virginia, N.A., dated February 17, 1995 (Incorporated by reference to Exhibit 4.6 filed with Clark USA, Inc. Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 33-
          59144))

  4.4    Indenture between Clark Refining & Marketing, Inc. and Bankers Trust
          Company, dated as of November 21, 1997, including the form of 8 3/8%
          Senior Notes due 2007 (Incorporated by reference to Exhibit 4.5 filed with Clark Refining & Marketing, Inc. Registration Statement on Form
          S-4 (Registration No. 333-42431))


 Exhibit
 Number                                Description
 -------                               -----------
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

 10.10 Amended and Restated Credit Agreement, dated as of November 19, 1999, among Clark Refining & Marketing, Inc., Bankers Trust Company, as
          Administrative and Collateral Agent, The Toronto-Dominion Bank, as
          Syndication Agent, BankBoston, N.A., as Documentation Agent, and the other financial institutions party thereto.

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

 10.20   Clark Refining Holdings Inc. 1999 Stock Incentive Plan

 10.21   Clark Refining & Marketing, Inc. Savings Plan, as amended and restated
          effective as of October 1, 1989 (Incorporated by reference to Exhibit
          10.6 filed with Clark Oil & Refining Corporation Annual Report on
          Form 10-K for the year ended December 31, 1989 (Commission File No.1-
          11392))

 10.22   Amendment to the Clark Refining & Marketing, Inc. Savings Plan dated
          July 6, 1999.

 10.23   Amendment to the Clark Refining & Marketing, Inc. Savings Plan dated
          December 30, 1999.

 10.24 Employment Agreement of William C. Rusnack (Incorporated by reference to Exhibit 10.15 filed with Clark Refining & Marketing, Inc.
          Registration Statement on Form S-4 (Registration No. 333-64387))

 10.25   Employment Agreement, dated as of March 1, 2000 between Clark Refining
          & Marketing, Inc. and Jeffry N. Quinn

 10.26   Memorandum of Agreement, dated as of July 8,1997, between Clark
          Refining & Marketing, Inc. and Maura J. Clark (Incorporated by reference to Exhibit 10.25 filed with Clark Refining & Marketing,
          Inc. Registration Statement on Form S-4 (Registration No. 333-42431))

 10.30 Agreement for the Purchase and Sale of Lima Oil Refinery, dated as of July 1, 1998 between BP Exploration & Oil Inc., The Standard Oil
          Company, BP Oil Pipeline Company, BP Chemicals Inc. and Clark
          Refining & Marketing, Inc. (Incorporated by reference to Exhibit 2.1 filed with Clark Refining & Marketing, Inc. Current Report on Form 8-
          K, dated August 21, 1998 (File No. 1-11392))

 10.31   Letter Amendment No. 1, dated August 10, 1998, to Agreement for
          Purchase and Sale of Lima Oil Refinery dated July 1, 1998
          (Incorporated by reference to Exhibit 2.2 filed with Clark Refining &
          Marketing, Inc. Current Report on Form 8-K, dated August 21, 1998
          (File No. 1-11392))

 10.32   Services and Supply Agreement between Clark Refining & Marketing, Inc.
          and Port Arthur Coker Company L.P. dated August 19, 1999.

 10.33   Product Purchase Agreement between Clark Refining & Marketing, Inc.
          and Port Arthur Coker Company L.P. dated August 19, 1999.

 10.34   Asset Contribution and Recapitalization Agreement by and among Clark
          USA, Inc., Clark Refining & Marketing, Inc., OTG, Inc. and CM
          Acquisition, Inc. dated as of May 8, 1999. (Incorporated by reference to Exhibit 10.0 filed with Clark Refining & Marketing, Inc. Form 10-Q for the quarter ended March 31, 1999 (Commission File No. 1-11392)

 27.0    Financial Data Schedule

(b) Reports on Form 8-K

  None

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Clark Refining & Marketing, Inc. and Subsidiaries:

  Annual Financial Statements

    Independent Auditors' Report..........................................  37

    Consolidated Balance Sheets as of December 31, 1998 and 1999..........  38

    Consolidated Statements of Operations for the years ended December 31,
     1997, 1998 and 1999..................................................  39

    Consolidated Statements of Cash Flows for the years ended December 31,
     1997, 1998 and 1999..................................................  40

    Consolidated Statements of Stockholder's Equity for the years ended
     December 31, 1997, 1998 and 1999.....................................  41

    Notes to Consolidated Financial Statements............................  42

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Clark Refining & Marketing, Inc.:

   We have audited the accompanying consolidated balance sheets of Clark Refining & Marketing, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                          Deloitte & Touche LLP

St. Louis, Missouri
February 16, 2000

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (dollars in millions except share data)

                                                              December 31,
                                                  Reference ------------------
                                                    Note      1998      1999
                                                  --------- --------  --------
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................      2    $  147.5  $  284.9
  Short-term investments.........................      4         4.5       1.4
  Accounts receivable............................      4       130.7     197.1
  Receivable from affiliates.....................                2.3       7.4
  Inventories....................................   2, 5       267.7     252.2
  Prepaid expenses and other.....................               31.6      37.1
  Net assets held for sale.......................      3       143.2       --
                                                            --------  --------
    Total current assets.........................              727.5     780.1

PROPERTY, PLANT, AND EQUIPMENT, NET..............   2, 6       627.4     615.3
OTHER ASSETS.....................................   2, 7        92.1     118.4
                                                            --------  --------
                                                            $1,447.0  $1,513.8
                                                            ========  ========
      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable...............................   2, 8    $  250.3  $  331.1
  Payable to affiliates..........................               25.2      26.9
  Accrued expenses and other.....................      9        64.3      73.4
  Accrued taxes other than income................               25.9      39.4
                                                            --------  --------
    Total current liabilities....................              365.7     470.8

LONG-TERM DEBT...................................      9       805.2     794.9
OTHER LONG-TERM LIABILITIES......................     12        51.1      64.8
COMMITMENTS AND CONTINGENCIES....................     16         --        --

STOCKHOLDER'S EQUITY:
  Common stock ($.01 par value per share; 1,000
   shares authorized and 100 shares issued and
   outstanding)..................................                --        --
  Paid-in capital................................     11       234.2     194.7
  Retained earnings (deficit)....................               (9.2)    (11.4)
                                                            --------  --------
    Total stockholder's equity...................              225.0     183.3
                                                            --------  --------
                                                            $1,447.0  $1,513.8
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in millions)

                                                For the year ended December
                                                            31,
                                     Reference -------------------------------
                                       Note      1997       1998       1999
                                     --------- ---------  ---------  ---------
NET SALES AND OPERATING REVENUES....           $ 3,880.0  $ 3,580.5  $ 4,520.3

EXPENSES:
  Cost of sales.....................            (3,434.6)  (3,115.1)  (4,102.0)
  Operating expenses................              (293.9)    (341.6)    (402.0)
  General and administrative
   expenses.........................               (43.0)     (50.0)     (48.3)
  Depreciation......................       2       (26.2)     (28.7)     (36.0)
  Amortization......................    2, 7       (20.5)     (25.7)     (27.0)
  Inventory recovery (write-down) to
   market...........................       5       (19.2)     (86.6)     105.8
  Recapitalization, asset write-
   offs, and other charges..........      14       (40.0)       --         --
                                               ---------  ---------  ---------
                                                (3,877.4)  (3,647.7)  (4,509.5)

GAIN ON SALE OF PIPELINE INTERESTS..       3         --        69.3        --
                                               ---------  ---------  ---------

OPERATING INCOME....................                 2.6        2.1       10.8
  Interest expense and finance
   income, net......................       9       (39.8)     (51.0)     (61.5)
                                               ---------  ---------  ---------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEMS................               (37.2)     (48.9)     (50.7)

  Income tax (provision) benefit....   2, 13       (10.4)      12.9       16.2
                                               ---------  ---------  ---------

LOSS FROM CONTINUING OPERATIONS
 BEFORE EXTRAORDINARY ITEMS.........               (47.6)     (36.0)     (34.5)

  Discontinued operations, net of
   income tax benefit of $2.7
   (1998--$9.2 tax provision, 1997--
   $0.1 tax provision)..............       3         0.1       15.1       (4.3)
  Gain on disposal of discontinued
   operations, net of tax provision
   of $23.3.........................       3         --         --        36.6
  Extinguishment of debt............       9       (10.7)       --         --
                                               ---------  ---------  ---------
NET LOSS............................           $   (58.2) $   (20.9) $    (2.2)
                                               =========  =========  =========



        The accompanying notes are an integral part of these statements.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                             For the year ended Deccember 31,
                                             --------------------------------
                                                1997        1998        1999
                                             ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................. $    (58.2) $    (20.9) $     (2.2)
  Discontinued operations...................       (0.1)      (15.1)        4.3
  Extraordinary item........................       10.7         --          --
  Adjustments:
    Depreciation............................       26.2        28.7        36.0
    Amortization............................       27.5        28.2        33.5
    Deferred income taxes...................        0.2       (10.9)        8.2
    Gain on disposition of retail marketing
     operations and pipeline interests......        --        (69.3)      (36.6)
    Inventory write-down (recovery) to
     market.................................       19.2        86.6      (105.8)
    Recapitalization, asset write-offs, and
     other charges..........................       21.0         --          --
    Other...................................        0.1         5.8        19.1
  Cash provided by (reinvested in) working
   capital--
    Accounts receivable, prepaid expenses
     and other..............................       79.7       (45.5)      (68.8)
    Inventories.............................        2.4      (125.5)      122.6
    Accounts payable, accrued expenses,
     taxes other than income and other......      (71.7)       75.0        90.8
                                             ----------  ----------  ----------
      Net cash provided by (used in)
       operating activities of continuing
       operations...........................       57.0       (62.9)      101.1
      Net cash provided by (used in)
       operating activities of discontinued
       operations...........................       37.9        18.2       (24.8)
                                             ----------  ----------  ----------
      Net cash provided by (used in)
       operating activities.................       94.9       (44.7)       76.3
                                             ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant, and
   equipment................................      (26.4)     (101.3)     (214.7)
  Expenditures for turnaround...............      (47.4)      (28.3)      (77.9)
  Refinery acquisition expenditures.........        --       (175.0)        --
  Proceeds from sale of assets..............        0.1        76.4       248.5
  Proceeds from sale of assets to Port
   Arthur Coker Company L.P.................        --          --        157.1
  Purchases of short-term investments.......       (3.0)       (3.2)       (3.2)
  Sales and maturities of short-term
   investments..............................        3.0        13.6         2.9
  Discontinued operations...................      (49.9)      (12.1)       (1.8)
                                             ----------  ----------  ----------
      Net cash provided by (used in)
       investing activities.................     (123.6)     (229.9)      110.9
                                             ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments...................     (234.2)       (6.7)       (3.3)
  Proceeds from issuance of long-term debt..      398.0       224.7         --
  Capital contribution returned.............     (215.0)      (15.0)      (39.5)
  Deferred financing costs..................       (9.8)       (9.0)       (7.0)
                                             ----------  ----------  ----------
      Net cash provided by (used in)
       financing activities.................      (61.0)      194.0       (49.8)
                                             ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................      (89.7)      (80.6)      137.4
CASH AND CASH EQUIVALENTS, beginning of
 period.....................................      317.8       228.1       147.5
                                             ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of period.... $    228.1  $    147.5  $    284.9
                                             ==========  ==========  ==========

        The accompanying notes are an integral part of these statements.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (dollars in millions)

                                                              Retained
                                              Common Paid-in  Earnings
                                              Stock  Capital  (Deficit)  Total
                                              ------ -------  --------- -------
Balance--January 1, 1997.....................  $--   $ 464.2   $ 69.9   $ 534.1

  Capital contribution returned..............   --    (215.0)     --     (215.0)
  Net loss...................................   --       --     (58.2)    (58.2)
                                               ----  -------   ------   -------
Balance--December 31, 1997...................   --     249.2     11.7     260.9

  Capital contribution returned..............   --     (15.0)     --      (15.0)
  Net loss...................................   --       --     (20.9)    (20.9)
                                               ----  -------   ------   -------
Balance--December 31, 1998...................   --     234.2     (9.2)    225.0

  Capital contribution returned..............   --     (39.5)     --      (39.5)
  Net loss...................................   --       --      (2.2)     (2.2)
                                               ----  -------   ------   -------
Balance--December 31, 1999...................  $--   $ 194.7   $(11.4)  $ 183.3
                                               ====  =======   ======   =======





        The accompanying notes are an integral part of these statements.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the years ended December 31, 1997, 1998, and 1999
              (Tabular dollar amounts in millions of US dollars)

1. Nature of Business

   Clark Refining & Marketing, Inc., a Delaware corporation ("Clark R&M" or "the Company") is wholly owned by Clark USA, Inc., a Delaware corporation ("Clark USA"), which is a wholly owned subsidiary of Clark Refining Holdings Inc. ("Clark Holdings"). Clark R&M's principal operations include the refining of crude oil into gasoline, diesel fuel, jet fuel and other petroleum products. The Company also sold petroleum products and convenience store items in retail stores in the central United States until July 8, 1999 when the Company sold these retail marketing operations. Accordingly, the retail marketing operation's net assets have been segregated from the continuing operations in the consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

   The Company's earnings and cash flow from continuing operations are primarily dependent upon processing crude oil and selling quantities of refined petroleum products at margins sufficient to cover operating expenses. Crude oil and refined petroleum products are commodities, and factors largely out of the Company's control can cause prices to vary, in a wide range, over a short period of time. This potential margin volatility can have a material effect on financial position, current period earnings, and cash flow.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Clark Refining & Marketing, Inc. and its wholly owned subsidiaries, principally Clark Port Arthur Pipeline, Inc., a Delaware Corporation and Clark Investments, Inc. a Nevada Corporation. The Company consolidates the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest. Investments in companies in which the Company owns 20 percent to 50 percent voting control are generally accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments, such as time deposits, money market instruments, commercial paper and United States and foreign government securities, purchased with an original maturity of three months or less, to be cash equivalents.

 Inventories

   Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out "LIFO" method for hydrocarbon inventories including crude oil, refined products, and blendstocks. The cost of warehouse stock and other inventories is determined under the first-in, first-out method "FIFO".

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

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

 Property, Plant, and Equipment

   Property, plant, and equipment additions are recorded at cost. Depreciation of property, plant, and equipment is computed using the straight-line method over the estimated useful lives of the assets or group of assets. The Company capitalizes the interest cost associated with major construction projects based on the effective interest rate on aggregate borrowings. The useful lives of the plant and equipment used for depreciation are as follows:

      Process units, buildings, and oil storage & movement....... 25 to 30 years
      Office equipment and furniture............................. 10 years
      Computer and computer equipment............................ 3 to 5 years
      Autos...................................................... 3 years

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

 Deferred Turnaround

   A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and generally occurs approximately every three to five years. Turnaround costs include actual direct and contract labor, and material costs incurred for the overhaul, inspection, and replacement of major components of refinery processing and support units performed during turnaround. Turnaround costs, which are included in "Other assets", are amortized over the period until the next scheduled turnaround, beginning the month following completion. The amortization of the turnaround costs is presented as "Amortization" on the consolidated statements of operations.

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

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

 Income Taxes

   Clark R&M files a consolidated U.S. federal income tax return with Clark Holdings but computes its provision on a separate company basis. Deferred taxes are classified as current or noncurrent depending on the classification of the assets and liabilities to which the temporary differences relate. Deferred taxes arising from temporary differences that are not related to a specific asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company records a valuation allowance when necessary to reduce the net deferred tax asset to an amount expected to be realized.

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

 Fair Value of Financial Instruments

   Cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these items. See Footnote 9 "Long-Term Debt" for determination of fair value of long-term debt.

 New Accounting Standards

   In June 1998, the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended, becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating this new standard, the impact it may have on the Company's accounting and reporting, and planning for when to adopt the standard.

3. Acquisition and Dispositions

   In July 1999, Clark R&M sold its retail marketing division in a recapitalization transaction to Clark Retail Enterprises ("CRE"), which is controlled by Apollo Management L.P., for net cash proceeds of $215 million. A subsidiary of the Company's indirect parent, Clark Holdings, holds a six percent equity interest in CRE. The retail marketing division sold included all Company and independently-operated Clark branded stores and the Clark trade name. In general, the buyer assumed unknown environmental liabilities at the retail stores they acquired up to $50,000 per site, as well as responsibility for any post closing contamination. Subject to certain risk sharing arrangements, the Company retained responsibility for all pre-existing, known contamination. As part of the sale agreement, the Company also entered into a two-year market-based supply agreement for refined products that may be canceled with 90 days notice by the buyer.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

   The retail marketing operations were classified as discontinued and the results of operations were excluded from continuing operations in the consolidated statements of operations and cash flows. The net sales revenue from the retail marketing operation for the year ended December 31, 1999 was $485.1 million (1998--$938.8 million; 1997--$1,151.3 million). "Net assets held for sale" included in the consolidated balance sheet as of December 31, 1998 consisted of the following:

      Current Asset...................................................... $ 43.1
      Noncurrent Assets..................................................  187.5
                                                                          ------
          Total Assets................................................... $230.6
                                                                          ------
      Current Liabilities................................................ $ 62.7
      Noncurrent Liabilities.............................................   24.7
                                                                          ------
          Total Liabilities.............................................. $ 87.4
                                                                          ------
      Net Assets Held for Sale........................................... $143.2
                                                                          ======

   In December 1999, Clark R&M sold 15 distribution terminals to Equilon Enterprises L.L.C. ("Equilon") and a subsidiary of Equilon for net cash proceeds of $34 million. The Company now has exchange and through-put agreements at many of these terminal locations as well as new locations for the distribution of refined products.

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

   In 1998, the Company sold minority interests in Westshore Pipeline Company, Wolverine Pipeline Company, Chicap Pipeline Company, and Southcap Pipeline Company, for net proceeds of $76.4 million that resulted in a before and after-tax gain of $69.3 million. Income from these interests for the year ended December 31, 1998 was $5.3 million (1997--$8.2 million).

4. Financial Instruments

 Short-term Investments

   Short-term investments consist of investments, including United States government security funds, maturing more than three months from date of purchase. The Company invests only in AA rated or better fixed income marketable securities or the short-term rated equivalent. The Company's short-term investments are all considered Available-for-Sale and are carried at fair value. Realized gains and losses are presented in "Interest and finance costs, net" and are computed using the specific identification method. As of December 31, 1999, short-term investments consisted of U.S. Debt Securities of $1.4 million and were pledged as collateral for the

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

Company's self-insured workers compensation programs (1998--$4.5 million pledged as collateral for the Company's self-insured workers compensation programs and certain retail leases).

   For the years ended December 31, 1997, 1998 and 1999, there were no material unrealized or realized gains or losses on the short-term investments. The amortized cost of short-term investments as of December 31, 1999 was $1.5 million maturing in one year or less.

 Derivative Financial Instruments

   Clark R&M enters into crude oil and refined products futures and options contracts to limit risk related to hydrocarbon price fluctuations created by a potentially volatile market. As of December 31, 1999, Clark R&M's open contracts represented 2.5 million barrels of crude oil and refined products, and had terms extending into June 2000. As of December 31, 1998, Clark R&M's open contracts represented 1.2 million barrels of crude oil and refined products and had terms extending into September 1999. As of December 31, 1999, the Company had net unrealized gains on open futures and options contracts of $6.6 million (1998--net unrealized gains of $1.3 million) all of which were recognized and reflected as a component of operating income.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. Credit risk on trade receivables is minimized as a result of the credit quality of the Company's customer base and industry collateralization practices. The Company conducts ongoing evaluations of its customers and requires letters of credit or other collateral as appropriate. Trade receivable credit losses for the three years ended December 31, 1999 were not material.

   As of December 31, 1999, the Company had $24.5 million (1998--$11.4 million) due from Chevron USA Products Co. ("Chevron"). Sales to Chevron in 1999 totaled $392.5 million (1998--$340.1 million; 1997--$455.7 million).

   In conjunction with the supply agreement with CRE, the Company's billings to CRE in 1999 totaled $482.5 million of which $355.9 million were product sales and $126.6 million were related Federal and state excise and motor fuel taxes that the Company collected and then remitted to governmental agencies. The taxes were not included in "Net sales and operating revenue", "Cost of sales", or "Operating expenses". The Company had $44.0 million receivable from CRE as of December 31, 1999.

   The Company does not believe that it has a significant credit risk on its derivative instruments which are transacted through the New York Mercantile Exchange or with counterparties meeting established collateral and credit criteria.

5. Inventories

   The carrying value of inventories consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1998     1999
                                                                -------  ------
      Crude oil................................................ $ 165.3  $ 95.1
      Refined products and blendstocks.........................   186.4   134.6
      LIFO inventory value excess over market..................  (105.8)    --
      Warehouse stock and other................................    21.8    22.5
                                                                -------  ------
                                                                $ 267.7  $252.2
                                                                =======  ======

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

   With the sale of the retail marketing operations as well as an overall reduction in refining-related inventories, inventory volumes decreased during 1999 creating a LIFO liquidation that resulted in increased pretax earnings of $54.6 million.

   Any reserve for LIFO inventory value in excess over market is reversed if physical inventories turn and prices recover. The reserve recorded in 1998 was fully reversed in 1999. As of December 31, 1999, the market value of crude oil, refined products, and blendstocks inventories was approximately $78.3 million above carrying value.

6. Property, Plant, and Equipment

   Property, plant, and equipment consisted of the following:

                                                                December 31,
                                                               ----------------
                                                                1998     1999
                                                               -------  -------
      Real property........................................... $  12.4  $   8.6
      Refineries..............................................   699.3    752.8
      Product terminals and pipelines.........................    69.1     20.3
      Other...................................................    17.1     17.9
                                                               -------  -------
                                                               $ 797.9  $ 799.6
      Accumulated depreciation and amortization...............  (170.5)  (184.3)
                                                               -------  -------
                                                               $ 627.4  $ 615.3
                                                               =======  =======

   As of December 31, 1999, property, plant, and equipment included $112.3 million of construction in progress, of which $50.7 million related to an upgrade to the Port Arthur refinery including increasing crude unit capacity to approximately 250,000 barrels per day. The upgrade at the Port Arthur refinery is being done in conjunction with the construction of additional coking and hydrocracking capability at the Port Arthur refinery site by Port Arthur Coker Company L.P. This project is scheduled to be complete by January 2001. The remaining $61.6 million of construction in progress related to refinery unit upgrades of $25.0 million and other projects such as information system, piping, metering, tank, utility, and control room modifications and upgrades of $36.6 million. All of these projects were being prepared for their intended use and were not being depreciated as of December 31, 1999.

   As of December 31, 1998, property, plant, and equipment included $90.1 million of construction in progress, of which $43.7 million related to an upgrade to the Port Arthur refinery as described above. The remaining $46.4 million of construction in progress related to refinery unit upgrades of $20.7 million and other projects, such as information system, tank, utility, and control room modifications and upgrades of $25.7 million.

   Capital lease assets, net of depreciation, of $18.9 million (1998--$20.1 million) were included in property, plant, and equipment as of December 31, 1999.

7. Other Assets

   Other assets consisted of the following:

                                                                   December 31,
                                                                   ------------
                                                                   1998   1999
                                                                   ----- ------
      Deferred financing costs.................................... $19.5 $ 20.3
      Deferred turnaround costs...................................  46.5   97.3
      Deferred tax asset..........................................  24.2    --
      Other.......................................................   1.9    0.8
                                                                   ----- ------
                                                                   $92.1 $118.4
                                                                   ===== ======

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

   The company incurred deferred financing costs of $7.0 million in 1999 associated with the new working capital facility (See Footnote 8--"Working Capital Facility").

8. Working Capital Facility

   In November 1999, Clark R&M entered into a secured revolving credit facility expiring June 30, 2001, that replaced an existing secured revolving credit facility, that provides for borrowings and the issuance of letters of credit of up to the lesser of $620 million or the amount available under a defined borrowing base calculation. The defined borrowing base calculation takes into consideration Clark R&M's cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts that totaled $690.8 million as of December 31, 1999. Clark R&M uses the facility primarily for the issuance of letters of credit to secure purchases of crude oil. As of December 31, 1999, $435.4 million (1998--$244.8 million) of the line of credit was utilized for letters of credit, of which $183.7 million supported commitments for future deliveries of petroleum products. The credit facility also allows for the issuance of additional cash-secured letters of credit outside the $620 million committed facility of up to $50 million as collateral for the Port Arthur upgrade project and up to $20 million as collateral for non-hydrocarbon items such as Marine Preservation Association dues and insurance bonds. As of December 31, 1999, letters of credit for $50.0 million and $10.8 million were outstanding for the Port Arthur upgrade project and the non-hydrocarbon items, respectively.

   Clark R&M is required to comply with certain financial covenants including maintaining defined levels of working capital, cash, cash equivalents and qualifying investments, tangible net worth, and cumulative cash flow. Direct cash borrowings under the credit facility are limited to $50 million and would be subject to interest rates related to prime lending rates in both the United States of America and Eurodollar markets plus an applicable margin. This margin ranges from 75 to 325 basis points depending on a matrix of the Standard and Poors' and Moody's ratings of the Company's debt and the Company's average cash, as defined, as a percentage of average outstanding letters of credits under the credit facility. There were no direct cash borrowings under any revolving credit facility as of December 31, 1999 and 1998.

9. Long-Term Debt

                                                                  December 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
      8 5/8% Senior Notes due August 15, 2008 ("8 5/8% Senior
       Notes")................................................... $109.7 $109.8
      8 3/8% Senior Notes due November 15, 2007 ("8 3/8% Senior
       Notes")...................................................   99.3   99.4
      8 7/8% Senior Subordinated Notes due November 15, 2007 ("8
       7/8% Senior Subordinated Notes")..........................  173.9  174.0
      Floating Rate Term Loan due November 15, 2003 and 2004
       ("Floating Rate Loan")....................................  240.0  240.0
      9 1/2% Senior Notes due September 15, 2004 ("9 1/2% Senior
       Notes")...................................................  171.7  171.7
      Obligations under capital leases and other notes...........   13.8   10.5
                                                                  ------ ------
                                                                   808.4  805.4
        Less current portion.....................................    3.2   10.5
                                                                  ------ ------
                                                                  $805.2 $794.9
                                                                  ====== ======

   The estimated fair value of long-term debt as of December 31, 1999 was $478.4 million (1998--$760.2 million), determined using quoted market prices for these issues.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

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

   Clark R&M borrowed $125.0 million in November 1997, and an additional $115.0 million in August 1998, under a floating rate term loan agreement expiring in 2004. In 2003, $31.3 million of the outstanding principal amount is due with the remainder of the outstanding principal due in 2004. The Floating Rate Loan is a senior unsecured obligation of Clark R&M and bears interest at LIBOR plus a margin of 275 basis points. The loan may be repaid in whole or in part at 100% of principal amount.

   The 9 1/2% Senior Notes were issued by Clark R&M in September 1992 and are unsecured. The 9 1/2% Senior Notes are currently redeemable at the Company's option at a redemption price of 100% of principal.

   The Clark R&M note indentures contain certain restrictive covenants including limitations on the payment of dividends, limitations on the payment of amounts to related parties, limitations on the incurrence of debt, redemption provisions related to change of control, and incurrence of liens and maintenance of a minimum net worth.

   The scheduled maturities of long-term debt during the next five years are (in millions): 2000--$10.5 (included in "Accrued expenses and other"); 2001 and 2002--$0.0; 2003--$117.0; 2004 and thereafter--$679.7.

 Extinguishment of Debt

   In 1997, the Company redeemed its 10 1/2% Senior Notes. As a result, the Company recorded an extraordinary loss of $10.7 million for the redemption premiums ($5.9 million), the write-off of deferred financing costs ($3.7 million) and other related costs ($1.1 million).

 Interest and finance costs, net

   Interest and finance costs, net, included in the consolidated statements of operations, consisted of the following:

                                                            1997   1998   1999
                                                            -----  -----  -----
      Interest expense..................................... $44.7  $61.4  $73.6
      Finance costs........................................  11.0    2.4    6.8
      Interest and finance income.......................... (14.5)  (9.8)  (9.9)
                                                            -----  -----  -----
                                                            $41.2  $54.0  $70.5
      Capitalized interest.................................  (1.4)  (3.0)  (9.0)
                                                            -----  -----  -----
      Interest and finance costs, net...................... $39.8  $51.0  $61.5
                                                            =====  =====  =====

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

   Cash paid for interest in 1999 was $73.5 million (1998--$56.6 million; 1997--$44.8 million). Accrued interest payable as of December 31, 1999 of $13.6 million (December 31, 1998--$13.3 million) was included in "Accrued expenses and other."

10. Lease Commitments

   The Company leases refinery equipment, catalyst, tank cars, office space, and office equipment with lease terms ranging from 1 to 8 years with the option to purchase some of the equipment at the end of the lease term at fair market value. The leases generally provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets. As of December 31, 1999, net future minimum lease payments under non-cancelable operating leases were as follows (in millions): 2000--$7.2; 2001--$5.8; 2002-- $4.3; 2003--$3.5; 2004--$1.5; and $1.5 in the aggregate thereafter. Rental expense during 1999 was $12.6 million (1998--$10.6 million; 1997--$10.4 million).

11. Related Party Transactions

   Related party transactions that are not discussed elsewhere in the footnotes are as follows:

 Clark USA, Inc.

   During 1999 and 1998, the Company returned capital to Clark USA of $39.5 million and $15.0 million, respectively, for Clark USA's payment of interest regarding the 10 7/8% Senior Notes. During 1997, the Company returned $215.0 million of capital to Clark USA for its repurchase of the Zero Coupon Notes.

 Clark Refining Holdings Inc.

   As of December 31, 1999, the Company had a payable to Clark Holdings for management fees paid by Clark Holdings on the Company's behalf of $3.8 million.

 Management Services

   As of December 31, 1999, the Company had a payable to The Blackstone Group ("Blackstone"), an affiliate of its principal shareholder, of $0.6 million (December 31, 1998--$3.2 million for annual monitoring fees and transaction fees related to the Lima Acquisition) for annual monitoring fees. The Company has an agreement with an affiliate of Blackstone under which Blackstone would receive a monitoring fee equal to $2.0 million per annum subject to increases relating to inflation and in respect of additional acquisitions by the Company. Affiliates of Blackstone may in the future receive customary fees for advisory services rendered to the Company. Such fees will be negotiated from time to time with the independent members of the Company's board of directors on an arm's-length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

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

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

   The following table sets forth the changes in the benefit obligation for the unfunded post retirement health and life insurance plans for 1998 and 1999:

                                                                    December
                                                                       31,
                                                                   ------------
                                                                   1998   1999
                                                                   -----  -----
      Change in benefit obligation
      Benefit obligation at beginning of year..................... $25.2  $35.0
      Service costs...............................................   1.1    1.5
      Interest costs..............................................   2.1    2.8
      Actuarial loss..............................................   3.3    1.6
      Benefits paid...............................................  (1.5)  (1.5)
      Lima acquisition............................................   4.8    --
                                                                   -----  -----
      Benefit obligation at end of year........................... $35.0  $39.4
                                                                   -----  -----
      Unrecognized net gain.......................................   0.5    --
      Unrecognized prior service benefit..........................   0.2    0.2
                                                                   -----  -----
      Accrued postretirement benefit liability.................... $35.7  $39.6
                                                                   =====  =====

   The components of net periodic postretirement benefit costs were as follows:

                                                                1997 1998  1999
                                                                ---- ----  ----
      Service costs............................................ $0.8 $1.1  $1.5
      Interest costs...........................................  1.7  2.1   2.8
      Amortization of prior service costs......................  --  (0.2) (0.1)
                                                                ---- ----  ----
      Net periodic postretirement benefit cost................. $2.5 $3.0  $4.2
                                                                ==== ====  ====

   In measuring the expected postretirement benefit obligation, the Company assumed a discount rate of 7.50% (1998--7.00%), a rate of increase in the compensation level of 4.00% (1998--4.00%), and a health care cost trend ranging from 7.75% to 6.75% in 1999 to an ultimate rate of 5.25% in 2002. The effect of increasing the average health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 1999, by $6.5 million and increase the annual aggregate service and interest costs by $0.8 million. The effect of decreasing the average health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation, as of December 31, 1999, by $7.8 million and decrease the annual aggregate service and interest costs by $1.0 million.

 Employee Savings Plan

   The Clark Refining & Marketing, Inc. Retirement Savings Plan and separate Trust (the "Plan"), a defined contribution plan, covers substantially all employees of Clark. Under terms of the Plan, Clark R&M matches the amount of employee contributions, subject to specified limits. Company contributions to the Plan during 1999 were $8.4 million (1998--$6.4 million; 1996-- $5.4 million).

13. Income Taxes

   Clark provides for deferred taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

   The income tax provision (benefit) was summarized as follows:

                                                     1997     1998     1999
                                                   --------  -------  -------
      Earnings (loss) before provision for income
       taxes:
        Continuing operations....................  $  (37.2) $ (48.9) $ (50.7)
        Extraordinary item.......................     (10.7)     --       --
                                                   --------  -------  -------
                                                   $ (47.9)  $ (48.9) $ (50.7)
                                                   ========  =======  =======
      Income tax provision (benefit):
        Continuing operations....................  $   10.4  $ (12.9) $ (16.2)
        Extraordinary item.......................       --       --       --
                                                   --------  -------  -------
                                                   $   10.4  $ (12.9) $ (16.2)
                                                   ========  =======  =======
      Current provision (benefit)--Federal.......  $    8.7  $  (1.7) $ (21.9)
      --State....................................       1.5     (0.4)    (2.5)
                                                   --------  -------  -------
                                                       10.2     (2.1)   (24.4)
                                                   --------  -------  -------
      Deferred provision (benefit)--Federal......       --     (10.4)     8.1
      --State....................................       0.2     (0.4)     0.1
                                                   --------  -------  -------
                                                        0.2    (10.8)     8.2
                                                   --------  -------  -------
      Income tax provision (benefit).............  $   10.4  $ (12.9) $ (16.2)
                                                   ========  =======  =======

   A reconciliation between the income tax provision computed on pretax income at the statutory federal rate and the actual provision for income taxes was as follows:

                                                         1997    1998    1999
                                                        ------  ------  ------
      Federal taxes computed at 35%.................... $(16.8) $(17.1) $(17.7)
      State taxes, net of federal effect...............    1.1    (0.5)   (1.6)
      Nontaxable dividend income.......................   (1.9)   (0.4)    --
      Valuation allowance..............................   28.4     2.3     4.6
      Other items, net.................................   (0.4)    2.8    (1.5)
                                                        ------  ------  ------
      Income tax provision (benefit)................... $ 10.4  $(12.9) $(16.2)
                                                        ======  ======  ======

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

   The following represents the approximate tax effect of each significant temporary difference giving rise to deferred tax liabilities and assets:

                                                                December 31,
                                                                --------------
                                                                 1998    1999
                                                                ------  ------
Deferred tax liabilities:
  Property, plant and equipment................................ $ 84.9  $ 87.8
  Turnaround costs.............................................   14.1    33.6
  Inventory....................................................    --      6.8
  Other........................................................    3.6     1.6
                                                                ------  ------
                                                                $102.6  $129.8
                                                                ------  ------
Deferred tax assets:
  Alternative minimum tax credit............................... $ 18.8  $ 20.0
  Environmental and other future costs.........................   19.5    30.4
  Tax loss carryforwards.......................................   67.0   111.3
  Inventory....................................................   44.8     --
  Other........................................................   13.5     9.2
                                                                ------  ------
                                                                $163.6  $170.9
                                                                ------  ------
Valuation allowance............................................  (36.8)  (41.4)
                                                                ------  ------
Net deferred tax asset (liability)............................. $ 24.2  $ (0.3)
                                                                ======  ======

   As of December 31, 1999, Clark has made net cumulative payments of $20.0 million under the Federal alternative minimum tax system which are available to reduce future regular income tax payments. As of December 31, 1999, Clark had a Federal net operating loss carryforward of $277.4 million and Federal business tax credit carryforwards in the amount of $4.2 million. Such operating losses and tax credit carryforwards have carryover periods of 15 years (20 years for losses and credits originating in 1998 and years thereafter) and are available to reduce future tax liabilities through the year ending December 31, 2019. The tax credit carryover periods will begin to terminate with the year ending December 31, 2003 and the net operating loss carryover periods will begin to terminate with the year ending December 31, 2010.

   The valuation allowance as of December 31, 1999 was $41.4 million (1998-- $36.8 million). In calculating the increase in the valuation allowance, Clark assumed as future taxable income only future reversals of existing taxable temporary differences and available tax planning strategies.

   Section 172 of the Internal Revenue Code ("Code") allows a 10-year carryback period for specified liability losses, as defined. During 1997, 1998 and 1999 Clark filed federal and state refund claims based upon the carryback of $104.0 million of specified liability losses arising in years 1994 through 1998. During 1999 the Internal Revenue Service ("IRS") concluded an audit examination, subject to Joint Committee review, of the taxable years ended December 31, 1995 and 1996. As part of the audit examination, the IRS reduced the amount of the federal refund claims arising from the carryback of specified liability losses arising in years 1994, 1995 and 1996. The carryback of specified liability losses has reduced Clark's federal net operating loss carryforward as of December 31, 1999 to $277.4 million. The Internal Revenue Service has not yet audited the refund claims arising from the carryback of specified liability losses arising in years 1997 and 1998. The unaudited refund claims, if fully recovered, would provide a current tax benefit of $9.3 million. In addition, the unaudited refund claims, if fully recovered, would recharacterize $7.6 million of deferred tax assets from tax loss carryforwards to alternative minimum tax credit carryforwards. However, Section 172 of the Code is an unsettled area of the law and the unaudited refund claims are expected to come under audit examination. Of the total unaudited potential current tax benefit, the Company has recognized $4.1 million.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

   During 1999, Clark USA made net federal cash tax payments of $0.3 million (1998--$10.2 million net cash refunds; 1997--$5.0 million net cash payments). The Company provides for its portion of such consolidated refunds and liability under its tax sharing agreement with Clark USA. During 1999, Clark received net cash state tax refunds of $0.4 million (1998--$1.3 million net cash payments; 1997--$2.6 million net cash payments).

   The income tax benefit on the loss from continuing operations of $16.2 million for 1999 reflected the effect of intraperiod tax allocations resulting from the utilization of current year operating losses to offset the net gain on the operations and sale of the discontinued retail division, offset by the write-down of a net deferred tax asset.

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

14. Equity Recapitalization and Change in Control

   Pursuant to a share exchange agreement dated April 27, 1999, all the shares of Clark R&M's parent Clark USA were exchanged on a one-for-one basis for shares of Clark Holdings resulting in Clark Holdings being the sole shareholder of Clark USA.

   On November 3, 1997, Blackstone acquired the 13.5 million shares of Common Stock of Clark USA previously held by TrizecHahn and certain of its subsidiaries (the "Blackstone Transaction"), as a result of which Blackstone obtained a controlling interest in Clark USA. In 1997, the Company recorded a charge to operations in the amount of $40.0 million for recapitalization expenses, asset write-offs, and other charges incurred in connection with the Company's equity recapitalization and change in control. The total charge included $20.3 million of asset write-offs principally related to an investment in a project initiated to produce low-sulfur diesel fuel at the Hartford refinery (the "DHDS Project"); $10.7 million of transaction, advisory, and monitoring fees related to the Blackstone Transaction; and $9.0 million resulting from a change in strategic direction primarily for certain environmental, legal and other accruals related to existing actions.

   In 1992, the DHDS Project was delayed based on internal and third party analysis that indicated an oversupply of low-sulfur diesel fuel capacity in the Company's market. Based on the analysis, the Company projected relatively narrow price differentials between low and high sulfur products. The Company intended to complete the DHDS Project when differentials between low and high sulfur diesel fuel prices widened. From 1992 to 1996 the Company performed a cash flow analysis each year assuming the project would be completed to determine whether the DHDS Project was impaired as defined under Statement of Financial Accounting Standard No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." In December 1997, subsequent to the Blackstone Transaction, the Company determined that certain equipment purchased for the DHDS Project would yield a higher value being utilized at the Hartford and Port Arthur refineries, rather than remaining idle until the diesel fuel differentials widened sufficiently to justify completing the DHDS Project. As a result of this decision, the equipment was written down to its fair market value as determined utilizing estimated used equipment market values, and engineer costs were determined to have no value due to the engineering being only useful for a DHDS unit.

15. Stock Option Plans

   In 1999, the 1995 Clark USA Long-Term Performance Plan was terminated, and Clark Holdings adopted the Clark Refining Holdings Inc. 1999 Stock Option Incentive Plan ("Incentive Plan"). Under the Incentive

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

Plan, employees of Clark Holdings and its subsidiaries are eligible to receive awards of options to purchase shares of the common stock of Clark Holdings. The Incentive Plan is intended to attract and retain executives and other selected employees whose skills and talents are important to the operations of Clark Holdings and its subsidiaries. Options on an aggregate amount of 2,215,250 shares of Clark Holdings' Common Stock may be awarded under the Incentive Plan, either from authorized, unissued shares which have been reserved for such purpose or from authorized, issued shares acquired by or on behalf of the Company. The current aggregate amount of stock available to be awarded is subject to a stock dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of stock. In 1999, options for the purchase of 1,752,500 shares of the common stock of Clark Holdings were granted at an exercise price of $9.90 per share and options for the purchase of 152,500 shares of the common stock of Clark Holdings were granted at an exercise price of $15.00 per share. As of December 31, 1999, 1,752,500 stock options for the purchase of the common stock of Clark Holdings were outstanding at an exercise price of $9.90 per share and 152,500 stock options were outstanding at an exercise price of $15.00 per share under the Incentive Plan. Stock granted under this plan was priced at the fair market value at the date of grant as determined based on the latest third party sales price available.

   For options granted in 1999, there are two vesting options, time vesting and performance vesting, under the Incentive Plan. Under time vesting, options are vested 50% at the date of option, 25% on each January 1 thereafter. Under performance vesting, options are fully vested on and after the seventh anniversary of the date of option; or following a public offering of the common stock or upon a change in control, the vesting is accelerated based on the achievement of certain per share prices of the common stock. The accelerated vesting schedule was as follows:

         Average
      Closing Price
      Per Share of
      Capital Stock
         for Any
           180
       Consecutive
        Days; or      % of Shares With Respect to
        Change in            Which Option
      Control Price         is Exercisable
      -------------   ---------------------------
      Below $12.00                 0%
      $12.00-$14.99               10%
      $15.00-$17.99               20%
      $18.00-$19.99               30%
      $20.00-$24.99               50%
      $25.00-$29.99               75%
      Above $29.99               100%

The change in control price is defined as the highest price per share received by any holder of the common stock from the purchaser(s) in a transaction or series of transactions that result in a Change in Control. All options expire no more than ten years after the date of its grant.

   In the event of a "Change of Control" of Clark Holdings, the Board with respect to any award may take such actions (i) the acceleration of the award,
(ii) the payment of a cash amount in exchange for the cancellation of an award and/or (iii) the requiring of the issuance of substitute awards that will substantially preserve the value, rights, and benefits of any affected awards.

   Under SFAS 123 No. 123, "Accounting for Stock-Based Compensation", the granting of the 1,905,000 options for shares of Clark Holdings would have impacted operating income as of December 31, 1999, by less than $1.0 million.

   Under the Clark USA Long-Term Performance Plan, which was terminated in 1999, 323,750 stock options were outstanding as of December 31, 1998 (1997-- 531,500) at an exercise price of $15 per share. No shares were granted under this plan in 1998 or 1997.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

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

     As of December 31, 1999, the Company had accrued a total of $36.4 million for legal and environmental-related obligations that may result from the matter above and other legal and environmental matters and obligations associated with certain previously owned retail sites. While it is not possible at this time to establish the ultimate amount of liability with respect to the Company's contingent liabilities, Clark R&M is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on its financial position; however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

     In March 1998, the Company entered into a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company. As a result of this contract, the Company began developing a project to upgrade the Port Arthur refinery to process primarily lower-cost, heavy sour crude oil of the type to be purchased from PMI. The heavy oil upgrade project includes the construction of new coking, hydrocracking and sulfur removal capability, and the expansion of the existing crude unit to approximately 250,000 barrels per day. In August 1999, the Company sold for $157.1 million the construction work-in-progress on the new processing units to Port Arthur Coker Company L.P., an affiliate that is not controlled by the Company or its subsidiaries. The Company also sold the oil supply agreement with PMI and environmental permits which had already been obtained by the Company for $2.2 million to Port Arthur Coker Company L.P. The assets were sold at cost, which approximated fair market value. As part of the project the Company is undertaking the upgrading of existing units at the Port Arthur refinery, including the expansion of the crude unit. The Company's portion of the project is expected to cost approximately $120 million, of which $50.7 million was expended through December 31, 1999. As of December 31, 1999, the Company had a letter of credit to the benefit of Foster Wheeler USA for $86.9 million outstanding to collateralize its obligations related to the Port Arthur heavy oil upgrade project.

     The heavy oil upgrade project is expected to be mechanically complete by November 2000 with start-up of the project in the first quarter of 2001. The Company entered into agreements with Port Arthur Coker Company L.P. pursuant to which the Company will provide certain operating, maintenance and other services and purchase the output from the new coking and hydrocracking equipment for further processing into finished products. The Company will receive compensation under these agreements at fair market value that is expected to in the aggregate favorable to the Company. At December 31, 1999, the Company had a net outstanding receivable of $0.4 million from Port Arthur Coker Company for services rendered and fees paid on behalf of Port Arthur Coker Company.

               CLARK REFINING & MARKETING, INC. AND SUBSIDIARIES

     In December 1999, the United States Environmental Protection Agency ("USEPA") published the Tier II Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. The ruling mandates that the sulfur content of gasoline produced at any refinery not exceed 30 parts per million after January 1, 2006. Starting in 2004, the USEPA will begin a program to phase in new low sulfur gasoline requirements. Currently the sulfur content in the Company's gasoline pool averages approximately 385 parts per million. These regulations will likely require the Company to make some level of capital investments at its refineries to reduce the sulfur levels in its gasoline. The Company is evaluating its options under the new regulations and does not currently have an estimate of how much of a capital outlay will be required for compliance.

     The USEPA has drafted a proposed regulation which, it is believed, would require a significant reduction in the sulfur content of diesel fuel by the year 2006. The proposed regulation has not yet been released to the public and is currently under review of the White House Office of Management and Budget. The USEPA anticipates that the regulation will be formally proposed later this Spring and formally promulgated as a final rule before the end of the year 2000. Until the regulation is formally proposed and promulgated, and the exact nature of the USEPA's proposal becomes known, the Company cannot assess the impact, if any, of the regulation on our operations.

     During 1999 the Company sold crude oil linefill in the pipeline system supplying the Lima refinery. The Company has an agreement in place that requires it to repurchase approximately 2.8 million barrels of crude oil in this pipeline system in September 2000 at market prices, unless extended by mutual agreement.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Clark Refining & Marketing, Inc.

                                                /s/ William C. Rusnack
                                          By:__________________________________
                                                     William C. Rusnack
                                               President and Chief Executive
                                                          Officer

April 4, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


     /s/ William C. Rusnack          Director, Chief Executive       April 4, 2000
____________________________________  Officer and President
         William C. Rusnack

     /s/ Marshall A. Cohen           Director and Chairman of the    April 4, 2000
____________________________________  Board
         Marshall A. Cohen

      /s/ David I. Foley             Director                        April 4, 2000
____________________________________
           David I. Foley

     /s/ Robert L. Friedman          Director                        April 4, 2000
____________________________________
         Robert L. Friedman

     /s/ Richard C. Lappin           Director                        April 4, 2000
____________________________________
         Richard C. Lappin

       /s/ Maura J. Clark            Executive Vice President,       April 4, 2000
____________________________________  Corporate Development and
           Maura J. Clark             Chief Financial Officer
                                      (Principal Financial
                                      Officer)

    /s/ Dennis R. Eichholz           Controller and Treasurer        April 4, 2000
____________________________________  (Principal Accounting
         Dennis R. Eichholz           Officer)


April 4, 2000