Form 10-Q
period 2000-09-30
PREMCOR REFINING GROUP INC
filed 2000-11-14
CIK 20762

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Number of shares of registrant's common stock, $.01 par value, outstanding as of November 10, 2000, 100, all of which were owned by Premcor USA Inc.

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of The Premcor Refining Group Inc:


     We have reviewed the accompanying consolidated balance sheet of The Premcor Refining Group Inc. and Subsidiaries (the "Company") as of September 30, 2000 and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 and 2000, and consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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




St. Louis, Missouri
November 7, 2000

                   THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                       (dollars in millions, except share data)


                                            Reference          December 31,    September 30,
                                              Note                1999             2000
                                            ------------       ------------    -------------
   ASSETS                                                                       (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                     $ 284.9              $ 226.1
   Short-term investments                                            1.4                  1.4
   Accounts receivable                                             197.1                283.6
   Receivable from affiliates                    8                   7.4                  5.8
   Inventories                                   3                 252.2                401.6
   Prepaid expenses and other                                       37.1                 35.0
                                                                  ------------ -------------
          Total current assets                                     780.1                953.5


PROPERTY, PLANT, AND EQUIPMENT, NET                                615.3                698.6
OTHER ASSETS                                     4                 118.4                113.0

                                                               ------------       ------------
                                                               $ 1,513.8            $ 1,765.1
                                                               ============       ============


       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $ 331.1              $ 538.9
   Payable to affiliates                         8                  26.9                 27.9
   Accrued expenses and other                    5                  73.4                 60.8
   Accrued taxes other than income                                  39.4                 31.7
                                                              -----------        ------------
          Total current liabilities                                470.8                659.3

LONG-TERM DEBT                                                     794.9                795.1
OTHER LONG-TERM LIABILITIES                                         64.8                 65.6
COMMITMENTS AND CONTINGENCIES                     9                 --                    --

COMMON STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per share;
      1,000 shares authorized and 100 shares
      issued and outstanding)                                       --                    --
   Paid-in capital                                                 194.7                168.7
   Retained earnings (deficit)                                     (11.4)                76.4
                                                             ------------       -------------
           Total stockholder's equity                              183.3                245.1
                                                             ------------       -------------

                                                               $ 1,513.8            $ 1,765.1
                                                             ============       =============






           The accompanying notes are an integral part of these statements.

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited, dollars in millions)


                                                                                  For the Three Months
                                                      Reference                   Ended September 30,
                                                         Note               -----------------------------------
                                                        -----                  1999                    2000
                                                                            -----------           -------------

NET SALES AND OPERATING REVENUES                                            $ 1,137.5             $ 2,032.6


EXPENSES:
    Cost of sales                                                            (1,015.8)             (1,862.8)
    Operating expenses                                                         (104.5)               (115.0)
    General and administrative expenses                                         (12.5)                (12.3)
    Depreciation                                                                 (9.1)                 (9.7)
    Amortization                                          4                      (6.5)                 (9.2)
                                                                           ------------           -----------
                                                                             (1,148.4)             (2,009.0)
                                                                           ------------           -----------

OPERATING INCOME (LOSS)                                                         (10.9)                 23.6

    Interest and finance costs, net                     4, 5                    (14.4)                (15.8)

                                                                           ------------           -----------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                         (25.3)                  7.8

    Income tax (provision) benefit                        7                      13.2                  (0.2)
                                                                           ------------           -----------


EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                      (12.1)                  7.6



    Discontinued operations, net of income tax provision
       of $5.7                                                                   (9.2)                   --
    Gain on disposal on discontinued operations, net of
       taxes of $23.3                                                            36.6                    --


                                                                           ------------           ------------

NET EARNINGS                                                                   $ 15.3                 $ 7.6
                                                                           ============           ============









        The accompanying notes are an integral part of these statements.

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited, dollars in millions)



                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                   ---------------------------------
                                                                Reference
                                                                  Note                 1999                2000
                                                               ------------        -------------        ------------


NET SALES AND OPERATING REVENUES                                                      $ 3,094.1           $ 5,312.4

EXPENSES:
    Cost of sales                                                                      (2,796.0)           (4,762.7)
    Operating expenses                                                                   (297.0)             (327.9)
    General and administrative expenses                                                   (38.1)              (34.9)
    Depreciation                                                                          (26.5)              (26.6)
    Amortization                                                  4                       (18.5)              (25.6)
    Inventory recovery to market                                  3                       105.8                  --
                                                                                   -------------        ------------
                                                                                       (3,070.3)           (5,177.7)
                                                                                   -------------        ------------

OPERATING INCOME                                                                           23.8               134.7

    Interest and finance costs, net                             4, 5                      (46.4)              (46.3)
                                                                                   -------------        ------------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                                                   (22.6)               88.4

    Income tax (provision) benefit                                7                        15.8                (0.6)
                                                                                   -------------        ------------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                                                 (6.8)               87.8

    Discontinued operations, net of income tax provision
      of $2.7                                                                              (4.3)                  -
    Gain on disposal of discontinued operations, net of
      taxes of $23.3                                                                       36.6                   -

                                                                                    ------------        ------------
NET EARNINGS                                                                             $ 25.5              $ 87.8
                                                                                    ============        ============





        The accompanying notes are an integral part of these statements.

                         THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited, dollars in millions)


                                                                          For the Nine Months
                                                                          Ended September 30,
                                                                  -------------------------------------

                                                                     1999                     2000
                                                                  ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                         $ 25.5                   $ 87.8
  Discontinued operations                                                 4.3                       --
  Adjustments:
       Depreciation                                                      26.5                     26.6
       Amortization                                                      23.0                     31.6
       Deferred income taxes                                              8.2                       --
       Gain on sale of retail interests                                 (36.3)                      --
       Inventory recovery to market                                    (105.8)                      --
       Other, net                                                        20.5                      0.4

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses and other                  (54.6)                   (84.4)
       Inventories                                                       48.1                   (149.5)
       Accounts payable, accrued expenses, taxes other than
          income and other                                               68.5                    197.2
                                                                  ------------             ------------
            Net cash provided by operating activities
               of continuing operations                                  27.9                    109.7
            Net cash used in operating activities of
               discontinued operations                                  (25.3)                      --
                                                                  ------------             ------------

            Net cash provided by operating activities                     2.6                    109.7
                                                                  ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                       (180.4)                  (110.3)
  Expenditures for turnaround                                           (66.3)                   (23.8)
  Proceeds from sale of assets                                          214.9                      0.5
  Proceeds from sale of upgrade assets to Port Arthur Coker Company LP  157.1                       --
  Purchases of short-term investments                                    (3.2)                    (1.5)
  Sales and maturities of short-term investments                          2.9                      1.5
  Discontinued operations                                                (1.8)                      --
                                                                  ------------             ------------
           Net cash provided by (used in) investing activities          123.2                   (133.6)
                                                                  ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital lease payments                                                 (2.5)                    (7.0)
  Capital contribution returned                                         (39.5)                   (26.0)
  Deferred financing costs                                                 --                     (1.9)
                                                                  ------------             ------------
           Net cash used in financing activities                        (42.0)                   (34.9)
                                                                  ------------             ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     83.8                    (58.8)
CASH AND CASH EQUIVALENTS, beginning of period                          147.5                    284.9
                                                                  ------------             ------------
CASH AND CASH EQUIVALENTS, end of period                              $ 231.3                  $ 226.1
                                                                  ============             ============










        The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

The Premcor Refining Group Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000
(tabular dollar amounts in millions of U.S. dollars)

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

3.   Inventories

     The carrying value of inventories consisted of the following:

                                                                            December 31,     September 30,
                                                                                1999             2000
                                                                            -----------      -------------
           Crude oil ..................................................     $     95.1        $   184.5
           Refined products and blendstocks............................          134.6            193.6
           Warehouse stock and other...................................           22.5             23.5
                                                                            -----------      -------------
                                                                            $    252.2        $   401.6
                                                                            ===========      =============

     The market value of crude oil and refined product inventories at September 30, 2000 was approximately $131 million (December 31, 1999 - $78 million) above carrying value. In the first nine months of 1999 there was a $105.8 million recovery of a prior year write-down of inventory costs to market. Included in inventory at September 30, 2000 were 0.4 million barrels of crude oil, valued at $10.4 million, for which the Company did not hold title but was obligated to repurchase at a fixed price on a future date.

4.   Other Assets

     Amortization of deferred financing costs for the three- and nine-month periods ended September 30, 2000 was $2.0 million (1999 - $1.5 million) and $5.9 million (1999 - $4.4 million), respectively, and was included in "Interest and finance costs, net."

     Amortization of refinery maintenance turnaround costs for the three- and nine-month periods ended September 30, 2000 was $9.2 million (1999 - $6.5 million) and $25.6 million (1999 - $18.5 million), respectively.

5.   Interest and Finance Costs, net

     Interest and finance costs, net, consisted of the following:

                                                For the Three Months            For the Nine Months
                                                Ended September  30,            Ended September  30,
                                                -------------------             -------------------
                                                  1999         2000                1999         2000
                                                 ------       ------              ------      ------
         Interest expense.................      $  18.3     $   18.6            $   55.4    $  55.3
         Financing costs..................          1.7          2.1                 4.7        6.1
         Interest and finance income......         (3.3)        (3.1)               (6.2)      (9.9)
                                                 ------       ------              ------      ------
                                                   16.7         17.6                53.9       51.5
         Capitalized interest.............         (2.3)        (1.8)               (7.5)      (5.2)
                                                 ------       ------              ------      ------
                                                $  14.4     $   15.8            $   46.4     $ 46.3
                                                =======     ========            ========     ========

     Cash paid for interest expense for the three- and nine-month periods ended September 30, 2000 was $19.1 million (1999 - $18.7 million) and $55.6 million (1999 - $55.9 million), respectively. Accrued interest payable as of September 30, 2000 of $13.2 million (December 31, 1999 - $13.3 million) was included in "Accrued expenses and other."

6.       Working Capital Facility

     In September 2000, the Company entered into a cash-collateralized working capital facility of $75 million to be used for issuing letters of credit for crude oil purchases. This facility is in addition to the Company's existing credit facility and was necessary to address the higher crude oil price environment. As crude oil prices have risen in 2000, the availability to issue letters of credit under the existing $625 million working capital facility was significantly reduced as it was sized for maximum $30 per barrel crude oil. As of September 30, 2000, there were $56.7 million of letters of credit issued against this facility. This new facility matures on June 30, 2001, concurrent with the Company's existing facility.

7.       Income Taxes

     The Company made net cash income tax payments during the three- and nine-month periods ended September 30, 2000 of $2.5 million (1999 - net cash income tax refunds received of $0.5 million) and $3.3 million (1999 - net cash income tax refunds received of $0.5 million), respectively.

     The income tax benefit from Continuing Operations of $13.2 million and $15.8 million for the three- and nine-month periods ended September 30, 1999, respectively, reflect the effects of intraperiod tax allocations resulting from the utilization of net operating losses to offset the income tax provision resulting from the Gain on Disposal of Discontinued Operations ($23.3 million) and the income tax benefit from Discontinued Operations, as well as the write-down of a net deferred tax asset.

8.       Related Party Transactions

     At September 30, 2000, the Company had a net outstanding receivable balance of $0.9 million (December 31, 1999 - $0.4 million) from Port Arthur Coker Company L.P. ("PACC"), consisting of a receivable of $1.0 million for services provided under a services and supply agreement and fees paid by the Company on PACC's behalf and a $0.1 million payable for the overpayment of such services in a prior period. These amounts may be offset.

9.       Commitments and Contingencies

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


     ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Financial Highlights

     The following table reflects The Premcor Refining Group Inc.'s (formerly Clark Refining & Marketing, Inc., the "Company") financial and operating highlights for the three- and nine-month periods ended September 30, 1999 and 2000. All amounts listed are dollars in millions, except barrel and per barrel information. Certain information was restated to reflect current period presentation. The table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.

Operating Income:
                                                        For the Three Months        For the Nine Months
                                                         Ended September 30,        Ended September 30,
                                                         -------------------        -------------------
                                                          1999          2000         1999         2000
                                                          ----          ----         ----         ----
Port Arthur Refinery
   Crude oil throughput (000 barrels per day)               189.8        247.3        205.2         187.3
   Production (000 barrels per day)                         199.2        233.0        207.3         201.1
   Gross margin (per barrel of production)             $     2.52    $    4.72    $    2.23    $     4.55
   Gulf Coast 3/2/1 crack spread (per barrel)                2.54         4.37         1.73          4.32
   Operating expenses                                       (44.9)       (55.7)      (124.0)       (153.7)
   Net margin                                          $      1.1    $    45.4    $     2.0    $     97.3

Midwest Refineries and Other
   Crude oil throughput (000 barrels per day)               245.2        284.5        252.4         267.1
   Production (000 barrels per day)                         242.5        279.3        251.3         266.5
   Gross margin (per barrel of production)             $     2.32    $    2.78    $    2.07    $     4.64
   Chicago 3/2/1 crack spread (per barrel)                   3.72         5.09         2.83          5.92
   Operating expenses                                       (59.6)       (59.3)      (173.0)       (174.2)
   Net margin                                          $     (7.8)   $    12.2    $   (31.0)   $    164.9

General and administrative expenses                         (12.5)       (12.3)       (38.1)        (34.9)
                                                       -----------   ----------   ----------   -----------
     Operating Contribution (loss)                     $    (19.2)   $    45.3    $   (67.1)   $    227.3
Inventory timing adjustment gain (loss) (a)                  23.9         (2.8)        30.1         (40.4)
Inventory recovery to market                                  --            --        105.8           --
Depreciation and amortization                               (15.6)       (18.9)       (45.0)        (52.2)
                                                       -----------   ----------   ----------   -----------
     Operating income (loss)                           $    (10.9)   $    23.6    $    23.8    $    134.7
                                                       ===========   ==========   ==========   ===========

     (a) Includes adjustments to inventory costs caused by differences between when and how crude oil is actually purchased, refined products are actually sold and inventories managed, and a daily "market in, market out" operations measurement methodology.

     The Company had net earnings from continuing operations of $7.6 million in the third quarter of 2000 as compared to a net loss from continuing operations of $12.1 million in the same period a year ago. For the nine-month period ended September 30, 2000, the Company had net earnings from continuing operations of $87.8 million as compared to a net loss from continuing operations of $6.8 million for the same period last year. Net earnings from continuing operations in the nine-month period ended September 30, 1999 included a $105.8 million after-tax recovery of previous writedowns of inventory costs to market value. Excluding this non-cash item, net earnings from continuing operations improved $200.4 million in the first nine months of 2000 from the year-ago period. Net sales and operating revenues increased approximately 79% and 72% in the third quarter and first nine months of 2000 as compared to the same periods of 1999, and cost of sales increased approximately 83% and 70% in the third quarter and first nine months of 2000 as compared to the same period of 1999. The increase in net sales and operating revenues and cost of sales was principally due to higher petroleum prices.

     Operating Contribution (earnings before interest, depreciation, amortization, inventory-related items and taxes) of $45.3 million in the third quarter of 2000 was improved versus an Operating Contribution loss of $19.2 million in the same period of 1999. Operating Contribution of $227.3 million in the first nine months of 2000 was also improved versus an Operating Contribution loss of $67.1 million in the same period of 1999. Both the third quarter and year-to-date 2000 results were impacted by dramatic improvements in margins for light products (gasoline and distillates) versus 1999. Operating income was reduced by $2.8 million and $40.4 million in the third quarter and first nine months of 2000 due to the negative impact of inventory timing adjustments. These inventory timing adjustment losses were mainly due to managing inventory in volatile and backwardated market conditions. Backwardation occurs when the future price of a product is less than the price in the current trading month.

     Operating Contribution improved in the third quarter and first nine months of 2000 as compared to the same periods last year due to the continued strong refined product market conditions. The market conditions for the first nine months of 2000 started improving over prior year levels during the first quarter and remained above prior year levels on a year-to-date basis. These improved market conditions were due mainly to low U.S. inventory levels, solid demand, the mandated introduction of a new summer-grade reformulated gasoline, and supply disruptions. The improvement in light product margins was reflected by improvements in benchmark 3/2/1 crack spreads, which are indicators of refining margins based on quoted market prices. The 3/2/1 crack spread is calculated by subtracting the price for three barrels of WTI crude oil from the price of two barrels of regular unleaded gasoline and one barrel of high sulfur diesel fuel, and dividing the total by three. In the third quarter of 2000, the Gulf Coast crack spread averaged $4.37 per barrel versus $2.54 per barrel in 1999, and the average Chicago crack spread increased to $5.09 per barrel compared to $3.72 per barrel last year. In the first nine months of 2000, 3/2/1 crack spreads in the Gulf Coast market averaged $4.32 per barrel versus only $1.73 per barrel for the same period in 1999, and the Chicago market averaged $5.92 per barrel versus $2.83 per barrel for the same period in 1999. Midwest markets were weak early in the third quarter of 2000 relative to the exceptional levels experienced in the second quarter, and over-supplied relative to other areas in the U.S., but still remained strong against the prior year. Crack spreads in both markets began the fourth quarter of 2000 at higher levels than the same period in 1999 with continued tight supply and demand balances, heavy turnaround activity in the Midwest, and favorable market sentiment. The improved light product margins were partially offset by poor heavy product margins as prices for such products as petroleum coke and residual fuel did not track the high feedstock prices in the period. This trend has continued in the fourth quarter.

     Crude oil throughput rates at the Port Arthur refinery reached record levels in the third quarter of 2000 after the modifications made to the crude unit during the second quarter maintenance turnaround. In the first nine months of 2000, the Port Arthur refinery experienced reduced rates principally due to the maintenance turnaround and subsequent unplanned downtime in the second quarter and reduced rates associated with weak margins early in the first quarter. During the third quarter of 2000, the Midwest refineries also achieved record crude oil throughput rates. The Lima refinery ran at essentially full economic capacity as it continues to be restricted from achieving its full rated capacity of 170,000 barrels per day by a limited market for high sulfur diesel fuel in its sales area. During the first nine months of 2000, the Midwest refineries were below full economic utilization due to reduced rates associated with weak margins early in the first quarter and unplanned downtime.

     Operating expenses at the Port Arthur refinery increased during the third quarter and first nine months of 2000 due to higher energy and repair and maintenance expenses. Natural gas prices increased in the third quarter and first nine months of 2000, increasing operating expenses by $10 million and $22 million, respectively, versus 1999. General and administrative expenses in the first nine months of 2000 were lower than 1999 due to costs eliminated by the sale of the Company's refined product terminals and Y2K remediation costs incurred in 1999 slightly offset by an increase in incentive compensation accruals for 2000 due to improved financial results.


Other Financial Highlights

     Depreciation and amortization expenses increased in the three- and nine-month periods ended September 30, 2000 over the comparable periods in 1999 principally because of higher amortization of turnaround costs associated with the Lima refinery maintenance turnaround performed in the third quarter of 1999. Interest and finance costs, net for the quarter ended September 30, 2000 were higher than 1999 principally due to higher interest rates on the Company's floating interest rate loans. Interest and finance costs, net for the nine-month period ended September 30, 2000 were lower than 1999 principally due to increased interest income resulting from higher invested balances and interest rates partially offset by the higher interest rates on the Company's floating interest rate loans.

Liquidity and Capital Resources

     Net cash provided by operating activities, excluding working capital changes, for the nine months ended September 30, 2000 was $146.4 million compared to cash used of $34.1 million in the year-earlier period. Working capital as of September 30, 2000 was $294.2 million, a 1.45-to-1 current ratio, versus $309.3 million as of December 31, 1999, a 1.66-to-1 current ratio. The improvement in net cash provided by operating activities, excluding working capital changes, principally resulted from the improved industry market conditions.

     In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. The Company has in place a credit agreement which provides for the issuance of letters of credit up to the lesser of $625 million or the amount of a borrowing base calculated with respect to the Company's cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts. The credit agreement also provides for direct cash borrowings up to $50 million. Borrowings under the credit agreement are secured by a lien on substantially all of the Company's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The borrowing base associated with such facility at September 30, 2000 was $797 million and approximately $578 million of the facility was utilized for letters of credit. As of September 30, 2000, there were no direct borrowings under the credit agreement. In September 2000, the Company entered into an additional cash-collateralized working capital facility of $75 million that is outside of the existing credit facility and will be used for issuing letters of credit for crude oil purchases. This facility was necessary to address the higher crude oil price environment. As crude oil prices have risen in 2000, the availability to issue letters of credit under the existing $625 million working capital facility was significantly reduced as it was sized for maximum $30 per barrel crude oil. As of September 30, 2000, there were approximately $57 million of letters of credit issued against this new facility. Both of these credit facilities expire on June 30, 2001.

     In addition, the Company had cash-collateralized arrangements with certain lenders to issue up to $70 million of letters of credit for the Company's commitments associated with a heavy oil upgrade project at its Port Arthur refinery and for non-hydrocarbon items. The total outstanding letters of credit under these arrangements were $26 million for the heavy oil upgrade project and $19 million for non-hydrocarbon items as of September 30, 2000.

      In 1999, the Company sold crude oil linefill in the pipeline system supplying the Lima refinery. The Company has an agreement in place that requires it to repurchase approximately 2.6 million barrels of crude oil in this pipeline system in March 2001 at market prices, unless extended by mutual consent.

     In 1998, the Company began an upgrade project at its Port Arthur refinery that included the construction of new coking, hydrocracking, sulfur removal capability, and the expansion of the existing crude unit capacity to 250,000 barrels per day (the "Refinery Upgrade Project"). The Refinery Upgrade Project will allow the refinery to process primarily lower-cost, heavy sour crude oil. In the third quarter of 1999, the Company sold a portion of the work in progress and certain other assets to Port Arthur Coker Company L.P. ("PACC"), a company that is an affiliate of, but not controlled by, the Company. PACC financed and is completing the construction of the new coking, hydrocracking, and sulfur removal facilities. The Company has completed the expansion of its crude unit capacity to 250,000 barrels per day from 232,000 barrels per day and is making certain other improvements that are part of the Refinery Upgrade Project. As of September 30, 2000, the Company 's portion of the Refinery Upgrade Project was over 95% complete. PACC and the Company have entered into certain agreements associated with the Refinery Upgrade Project and continuing operations.

     The Refinery Upgrade Project is expected to begin operations and revenue generation in the fourth quarter of 2000 with operations in the initial three to six months at less than full capacity. The sulfur complex began operations in early November, and the coker and hydrocracker units are expected to begin operations later in the fourth quarter. In early November, a supplier-built hydrogen plant that will provide steam, electricity and hydrogen to the Company and PACC under a long-term agreement also began operations. Additional information regarding the Refinery Upgrade Project is included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

     Cash flows used in investing activities in the first nine months of 2000 were $133.6 million as compared to cash flows provided from investing activities of $123.2 million in the year-earlier period. Capital expenditures were $134.1 million in the first nine months of 2000 versus $246.7 million in the same period of 1999. A significant portion of the 1998 and 1999 capital expenditures totaling $157.1 million, related to the Refinery Upgrade Project discussed above, were sold to PACC in the third quarter of 1999. Capital expenditures in 2000 included $79.4 million related to the Company's portion of the Refinery Upgrade Project. The Company has invested $130.2 million, net, in the Refinery Upgrade Project since its inception. In the first nine months of 1999, the Lima, Port Arthur, and Blue Island refineries had maintenance turnaround activity totaling $66.3 million, while most of the $23.8 million of maintenance turnaround costs in 2000 was due to the Port Arthur refinery turnaround in the second quarter. Funds from investing activities in the first nine months of 1999 also included proceeds from the sale of the Company's retail operations.

     Cash flows used in financing activities for the first nine months of 2000 were lower as compared to the same period in 1999 principally because of a higher return of capital to Premcor USA Inc. in 1999 than in 2000. Cash flow uses in the first nine months of 2000 included a balloon payment due upon expiration of a capital lease and additional costs of expanding the Company's credit agreement to $625 million from the $540 million originally put into place in November 1999.

     Premcor USA Inc., the 100% owner of the Company, relies on the Company for substantially all of its liquidity in order to meet its interest and other costs. Premcor USA Inc. is required to make interest payments on its 10 7/8% Notes due 2005 of $9.5 million on June 1 and December 1 of each year and expects its other costs to total less than $1 million per year. Premcor USA Inc. currently pays dividends on its 11 1/2% Exchangeable Preferred Stock in kind. In August 2000, the Company returned capital of $26 million to Premcor USA Inc. for future costs. As of September 30, 2000, cash, cash equivalents, and short-term investments owned by Premcor USA Inc. amounted to $38.5 million, and the most restrictive covenant at the Company would have allowed an additional $29 million to be returned to Premcor USA Inc. These amounts are restricted primarily for financing costs.

   In December 1999, the United States Environmental Protection Agency ("USEPA") published the Tier II Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. The ruling mandates that the sulfur content of gasoline at any refinery not exceed 30 parts per million after January 1, 2006. Starting in 2004, the USEPA will begin a program to phase in new low sulfur gasoline requirements. Currently the sulfur content in the Company's gasoline pool averages approximately 385 parts per million.

   After preliminary analysis, the Company believes it will be required to make material capital investments at each of its refineries to reduce the sulfur levels in its gasoline in order to meet these regulations beginning with some preliminary engineering in 2001. The Company is currently evaluating strategic options for its current refining asset portfolio relative to this potential investment to determine when, how and whether investment is warranted. Until this analysis is completed, the Company is unable to estimate its cost of meeting the new low sulfur gasoline standards. The USEPA has also drafted a proposed regulation which, it is believed, would require a significant reduction in the sulfur content of diesel fuel by the year 2006 and require additional capital investment.

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

     Even though the Company believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. There are many reasons why actual results could, and probably will, differ from those contemplated in the Company's forward-looking statements. These include, among others, changes in:

o        Industry-wide refining margins
o Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions
o        Market volatility due to world and regional events
o        Availability and cost of debt and equity financing
o        Labor relations
o        U.S. and world economic conditions
o        Supply and demand for refined petroleum products
o        Reliability and efficiency of the Company's operating facilities.
         There are many hazards common to operating oil refining and distribution facilities. Such hazards include equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather

o Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity
o        The enforceability of contracts
o Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics
o        Other unpredictable or unknown factors not discussed

     Because of all of these uncertainties, and others, you should not place undue reliance on the Company's forward-looking statements.



PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

     During the start up of the fluid catalytic cracking unit at the Blue Island refinery in June 2000, following a power outage, a malfunction resulted in the accidental release into the air of an estimated 22 tons of non-toxic catalyst. The Company immediately commenced and is continuing an effort to address and resolve the claims and concerns of the communities and local residents impacted by the release. However, as a result of this release two class actions (Madrigal et al. v. Clark and Mason et al. v. Clark) were filed against the Company seeking unspecified recovery for alleged property damage and personal injury. The Company plans to vigorously defend these lawsuits.

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

     The criminal proceeding arising out of the multimedia investigation was commenced by issuance of a grand jury subpoena in March 1997 requesting certain documents relating to wastewater discharges. The Company cooperated fully in the grand jury investigation. The grand jury investigation resulted in the indictment of the Company and two former employees in August 2000. The Company resolved the allegations against itself by agreeing prior to the announcement of the indictments to plead guilty to two felonies, pay a $2 million fine and be placed on probation for three years. The two former Company employees are scheduled for trial in April 2001 regarding their individual indictments.

     A resolution has been reached in a civil administrative action initiated by the federal government at the Hartford refinery in July 1999. This action alleged violations of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder with respect to certain record keeping and reporting requirements. The matter was resolved by agreement by the Company to pay a civil penalty of $50,000 and undertake a supplemental environmental project valued at $175,000.

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

Ultimate Parent:
     Premcor Inc.                            Clark Refining Holdings Inc.

Parent Company and Subsidiary:
     Premcor USA Inc.                        Clark USA, Inc.
     The Premcor Pipeline Co.                Clark Pipe Line Company

Subsidiaries:
     Premcor Investments Inc.                Clark Investments, Inc.
     Premcor P.A. Pipeline Company           Clark Port Arthur Pipe Line Company

ITEM 6 - Exhibits and Reports on Form 8-K

         (a)    Exhibits
                Exhibit 10.0 - Letter of Credit Reimbursement Agreement dated as of September 28, 2000 between The Premcor Refining Group Inc. and Bankers Trust Company
                Exhibit 27.1 - Financial Data Schedule

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


                                                 THE PREMCOR REFINING GROUP INC.
                                                                    (Registrant)




                                         /s/  Dennis R. Eichholz
                                         --------------------------------
                                         Dennis R. Eichholz
                                         Controller and Treasurer (Principal
                                            Accounting Officer and Duly
                                            Authorized Officer)



November 13, 2000