Form 10-K405
period 2000-12-31
PREMCOR REFINING GROUP INC
filed 2001-04-02
CIK 20762

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission File Number: 1-11392

THE PREMCOR REFINING GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-1491230 (I.R.S. Employer Identification No.)

8182 Maryland Avenue St. Louis, Missouri (Address of Principal Executive Offices)	63105-3721 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (314) 854-9696

CLARK REFINING & MARKETING, INC.
(Former name of registrant)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
9 1 /2% Senior Notes, due 2004	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓              No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

          Number of shares of registrant’s common stock, $.01 par value, outstanding as of March 1, 2001: 100, all of which are owned by Premcor USA Inc.

THE PREMCOR REFINING GROUP INC.

FORWARD-LOOKING STATEMENTS

          Certain statements in this document, including statements in Item 1 and 2. “Business; Properties—Business Strategy,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “will” and similar expressions typically identify such forward-looking statements.

          Even though The Premcor Refining Group Inc. believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from those contained in the Company’s forward-looking statements include, among others, changes in:

•	industry-wide refining margins;

•
crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions;

•	market volatility due to world and regional events;

•	availability and cost of debt and equity financing;

•	labor relations;

•	U.S. and world economic conditions;

•	supply and demand for refined petroleum products;

•
reliability and efficiency of the Company’s operating facilities. There are many hazards common to operating oil refining and distribution facilities. Such hazards include equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather;

•	actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;

•
civil, criminal, regulatory or administrative actions, claims or proceedings, and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics;

•	other unpredictable or unknown factors not discussed.

          Additional factors which could cause actual results to differ materially from those contained in the Company’s forward-looking statements are discussed in Item 1 and 2. “Business; Properties—Competition” and “—Environmental Matters” and Item 3. “Legal Proceedings,” as well as in the Company’s other filings with the Securities and Exchange Commission. Because of all of these uncertainties and others, you should not place undue reliance on the Company’s forward-looking statements.

PART I

ITEM 1 AND 2. BUSINESS; PROPERTIES

General

          The Premcor Refining Group Inc., formerly known as Clark Refining & Marketing, Inc., and its subsidiaries (collectively the “Company”) is currently the sixth largest independent refiner of petroleum products in the United States, based on rated crude oil throughput capacity. The Company owns and operates three refineries in Texas, Ohio and Illinois with a combined throughput capacity of approximately 490,000 barrels per day (“bpd”). The Company produces conventional and reformulated grades of gasoline, low-sulfur diesel, high-sulfur diesel and jet fuel. These products are sold into the spot market or through an extensive wholesale rack marketing system in the central and eastern United States. The Company also produces significant volumes of liquified petroleum gas (“LPG’s”) and petroleum coke.

          The Company is a wholly owned subsidiary of Premcor USA Inc., formerly known as Clark USA, Inc., (“Premcor USA”), which is a wholly owned subsidiary of Premcor Inc., formerly known as Clark Refining Holdings Inc. (“Premcor Inc.”). Much of the debt of Premcor USA and the Company is publicly traded. Premcor Inc.’s common equity is privately-held and controlled by Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates (“Blackstone”) through its current voting interest of 79.1%. Blackstone acquired an interest in Premcor USA from Trizec Hahn Corporation, formerly The Horsham Corporation, (“TrizecHahn”) in November 1997. Premcor Inc.’s other principal shareholder is an affiliate of Occidental Petroleum Corporation (“Oxy”) with a current voting interest of 18.1%. Oxy acquired an interest in Premcor USA in November 1995 in exchange for rights to future crude oil deliveries that the Company subsequently sold. Blackstone and Oxy exchanged their Premcor USA shares for Premcor Inc. shares in May 1999 to facilitate the construction and financing of a heavy oil upgrade project at the Company’s Port Arthur, Texas refinery.

          The Company was incorporated in Delaware in 1988 as Clark Oil & Refining Corporation. In May 2000, the Company changed its name to The Premcor Refining Group Inc., after selling the Clark trade name as part of the sale of its retail division in July 1999. The Company’s principal executive offices are at 8182 Maryland Avenue, St. Louis, Missouri, 63105 and its telephone number is (314) 854-9696.

Business Strategy

          The Company’s vision is to be the premier unbranded, independent refiner in the United States. Fulfillment of this vision will allow the Company to aggressively capture the value created by refining crude oil into transportation fuels and other petroleum products.

          In recent years, the Company has distinguished itself by creatively focusing on opportunities to improve refinery complexity, crude slate flexibility, and operational reliability. The Company believes that this focus has positioned it to capture additional value by processing lower-cost crude oil into light products. With the completion of the upgrade project at Port Arthur, the Company believes that it is situated to generate strong cash flow levels, even in weak margin periods. This improved cash flow will permit the Company to reduce existing debt levels, increase financial flexibility, and enable it to opportunistically entertain acquisitions as the refinery sector continues to consolidate.

          In order to achieve its vision, the Company employs the following strategies:

          Dedication to Operational Excellence. The Company is focused on achieving pacesetter performance in reliability, cost structure, safety and environmental performance at each of its refineries. This strategy has been the cornerstone of continuous improvement over the last three years in each of these areas. The

Company takes a proactive approach in dealing with the issues that are of utmost concern to its employees, those who live in direct proximity of its operations and with the governmental agencies that oversee our industry.

           Upgrading Refineries in a Cost-Effective Manner. The Company plans to continue to upgrade and expand its existing refining operations. In certain refining regions, the Company believes that the best way for it to compete is to have a greater ability than its competitors to process low-value heavy sour crude oil into high-value transportation fuels. An example of this strategy is the recently completed Port Arthur project. At the Company’s other refineries, it intends to exploit opportunities to debottleneck and increase production rates and yields through low-cost, high return capital investments.

          Focus on Key Refinery Supply Areas. The Company plans to create a competitive advantage by focusing on certain defined geographic markets in which it has refinery assets. This strategy, driven by a belief that in certain markets there is an opportunity to capture the benefit of lower crude transportation costs and product distribution logistics, will be employed in geographic markets with significant entry barriers. The Company believes that both the Lima, Ohio and Hartford, Illinois refineries, which supply the Midwest region, known as Petroleum Area for Defense District (“PADD II”), are located in such markets. Both refineries are capable of producing light products at attractive margins as a result of lower crude transportation costs than are incurred by competitors moving product from other regions.

          Becoming the Supplier of Choice to the Wholesale Unbranded Class of Trade. Unlike the majority of its competitors, the Company is not encumbered by having to supply its own retail operations and support its own brand. This allows the Company to focus on the unbranded wholesale class of trade, which the Company believes is the class of trade having the greatest potential for growth. The Company believes that by concentrating on the wholesale arena, it can fill a void in the marketplace. The Company plans to execute this strategy by dependably meeting the customers’ specific needs for product, information, and services and by being a producer of designer gasoline to meet fuel specifications required in the large metropolitan cities in the areas where the Company’s refineries are located.

Recent Initiatives

          Over the last several years, the Company has entered into several strategic initiatives as part of the Company’s strategy to focus on refining operations. Each of these initiatives is briefly discussed below:

•	Port Arthur, Texas Refinery Heavy Oil Upgrade Project

     The Company, along with Port Arthur Coker Company L.P. (“PACC”), an indirect 90% owned subsidiary of Premcor Inc., recently began operation of the heavy oil upgrade project at the Port Arthur refinery. The project allows the refinery to process primarily lower-cost, heavy sour crude oil. The project achieved substantial mechanical completion in December 2000 and final performance and reliability testing is expected to be completed in the second quarter of 2001. The project is currently on time and on budget. The heavy oil upgrade project included the construction of new coking, hydrocracking and sulfur removal capability by PACC at an approximate cost of $715 million and upgrades to existing units and infrastructure by the Company at an approximate cost of $135 million. The upgrades performed by the Company included improvements and changes made to the crude unit in 2000 that increased crude oil throughput capacity from 232,000 barrels per day to 250,000 barrels per day. The project as a whole is expected to begin operating at full design capacity during the second quarter of 2001. The Company anticipates that operation of the heavy oil upgrade project will have a significant positive impact on the financial performance of the Company and PACC.

•	Closure of Blue Island, Illinois Refinery

     At the end of January 2001, the Company ceased operations at its 80,000 bpd Blue Island, Illinois refinery due to economic factors and a decision that the capital expenditures necessary to produce low sulfur transportation fuels required by impending Environmental Protection Agency regulations could not produce an acceptable return. The Company continues to supply selected markets in the Chicago and upper Midwest region with products from the Company’s Port Arthur and Hartford refineries to take advantage of favorable market conditions. The Company continues to utilize its petroleum products storage facility and the refined product terminal at the refinery site to supply products to these markets.

•	Sale of Non-Refining Assets

Terminals

     In December 1999, the Company sold 15 refined product terminals, mainly located in the Midwest, to Motiva Enterprises L.L.C. (“Motiva”), Equilon Enterprises L.L.C. (“Equilon”) and a subsidiary of Equilon. The Company has entered into refined product exchange agreements with Motiva and Equilon to broaden its geographical wholesale distribution capabilities in the Midwest and expand its distribution points nationally.

Retail Division

     In July 1999, the Company sold its retail marketing division to Clark Retail Enterprises (“CRE”), which is controlled by Apollo Management L.P. The retail division included all Company and independently-operated Clark branded stores and the Clark trade name. As part of the transaction, an affiliate of the Company acquired approximately five-percent of the equity of CRE.

Minority Pipeline Interests

In 1998, the Company sold its minority interests in the Southcap and Chicap crude oil pipelines and the Wolverine and Westshore product pipelines.

•	Acquisition of Lima, Ohio Refinery

     The Company acquired its Lima, Ohio refinery, along with a crude oil terminal, a products terminal and non-hydrocarbon inventory from affiliates of BP Amoco PLC (“BP”) (formerly known as British Petroleum PLC) in August 1998. The product terminal was sold to Equilon in December 1999 as part of the transaction described above.

Overview of Operations

          The Company’s principal refined products are gasoline, on and off-road diesel fuel, jet fuel, LPG’s, petroleum coke and residual oil. Gasoline, on-road (low sulfur) diesel fuel and jet fuel are principally used for transportation purposes. Off-road (high sulfur) diesel fuel is principally used as a fuel for agriculture and trains. LPG’s are primarily used for home heating and as chemical and refining feedstocks. Petroleum coke is a by-product of the coking process and is a coal-like substance that can be burned for power generation or used in processing metals. Residual oil (slurry oil and vacuum tower bottoms) is used mainly for heavy industrial fuel (e.g. power generation) and in the manufacturing of roofing flux or for asphalt used in highway paving. The Company also produces many unfinished petrochemical products that are sold to neighboring chemical plants at the Port Arthur and Lima refineries. The Company’s products are sold into the spot market or through an extensive wholesale rack marketing system in the central and eastern United States.

          The Company currently sells gasoline and diesel fuel on an unbranded basis to approximately 560 distributors and chain retailers through third-party facilities. The Company believes these sales offer higher profitability than spot market alternatives. Wholesale sales are also made to the transportation, agricultural and commercial sectors, including airlines, railroads, barge lines and other industrial end-users. Fuel sales to all channels of trade focus on maximizing netback realizations which is revenue less all distribution and working capital investment costs.

           The following table shows the rated crude oil throughput capacities of the Company’s four refineries in barrels per day as of December 31, 2000:

Port Arthur, Texas	250,000
Lima, Ohio	170,000
Blue Island, Illinois	80,000
Hartford, Illinois	70,000

Total	570,000

The Company’s throughput capacity was reduced to 490,000 bpd with the closure of the Blue Island refinery at the end of January 2001.

Gulf Coast Operations

Port Arthur Refinery

          The Port Arthur refinery, which was acquired from Chevron USA Inc. (“Chevron”) in February 1995, is located on a 4,000-acre site in Port Arthur, Texas, which is approximately 90 miles east of Houston. The Port Arthur refinery is capable of producing conventional gasoline, reformulated gasoline (“RFG”), and 100% low-sulfur diesel fuel and jet fuel. The Port Arthur refinery has a Solomon complexity rating (which is an oil industry standard for comparing refineries based on the complexity of their configurations) of approximately 13.6.

          The Company, along with PACC, recently began operation of the heavy oil upgrade project at the Port Arthur refinery. The project increased the refinery’s capability of processing heavy sour crude oil from 20% to 80%. The project achieved substantial mechanical completion in December 2000 and final performance and reliability testing is expected to be completed in the second quarter of 2001. The project is currently on time and on budget. The heavy oil upgrade project included the construction of new coking, hydrocracking and sulfur removal capability by PACC and upgrades to existing units and infrastructure by the Company. The upgrades performed by the Company included improvements and changes made to the crude unit in 2000 that increased crude oil throughput capacity from 232,000 bpd to 250,000 bpd. The project as a whole is expected to begin operating at full design capacity during the second quarter of 2001. The Company anticipates that operation of the heavy oil upgrade project will have a significant positive impact on the financial performance of the Company and PACC. For further discussion of the PACC project and the relationship between the Company and the PACC see Item 7. “Management’s Discussion and Analysis Of Financial Condition And Results Of Operations”—Port Arthur Heavy Oil Upgrade Project and Note 11. “Related Party Transactions” to the Consolidated Financial Statements.

          The refinery’s Texas Gulf Coast location provides access to numerous cost-effective domestic and international crude oil sources that can be accessed by waterborne delivery or through the Sun Pipe Line terminal and the Oiltanking Beaumont Inc. terminal. The refinery’s products can be sold in the central and eastern United States as well as in export markets. These markets can be accessed through the Explorer, Texas Eastern and Colonial pipelines or by ship or barge.

          The Port Arthur refinery has dramatically reduced “recordable injuries” and “days away from work” as defined by the Occupational Safety and Health Administration (“OSHA”). The recordable injury rates have improved from 10.5 in 1990 to an average of less than 1.4 during 2000. As of February 28, 2001, the refinery achieved 6.1 million employee hours and over three years without a lost time injury.

           The average daily feedstocks and production of the Port Arthur refinery for the years ended December 31, 1998, 1999 and 2000 were as follows:

Port Arthur Refinery Feedstocks and Production

	Year Ended December 31,
	1998		1999		2000
	Bpd	%	Bpd	%	Bpd	%
	(barrels per day in thousands)
Feedstocks
Sweet Crude Oil (a)	17.0	7.6%	10.4	5.1%	3.6	1.7%
Light Sour Crude Oil (a)	176.9	79.5	156.2	75.8	151.5	72.9
Heavy Sour Crude Oil (a)	25.3	11.4	33.4	16.2	38.1	18.3
PACC Unfinished & Blendstocks	—	—	—	—	9.8	4.7
Other Unfinished & Blendstocks	3.4	1.5	6.0	2.9	5.0	2.4

Total	222.6	100.0%	206.0	100.0%	208.0	100.0%

Production
Gasoline
Unleaded	78.5	34.9	75.9	36.4	73.4	34.9
Premium Unleaded	20.4	9.1	15.6	7.5	18.1	8.6

	98.9	44.0	91.5	43.9	91.5	43.5

Other Products
Low-Sulfur Diesel Fuel	58.3	25.9	60.4	29.0	58.7	27.9
Jet Fuel	19.4	8.6	18.1	8.7	16.6	7.9
Petrochemical Products	24.7	11.0	21.0	10.0	21.2	10.1
Coke .	10.2	4.5	9.9	4.8	9.1	4.8
Others.	13.5	6.0	7.6	3.6	12.2	5.8

	126.1	56.0	117.0	56.1	117.8	56.5

Total	225.0	100.0%	208.5	100.0%	209.3	100.0%

(a)
Sweet crude oil has an API gravity greater than 25.9 degrees and a sulfur content of less than 0.5% by weight. Light sour crude oil as classified here includes heavy sweet, light sour and medium sour crude oil. Heavy sweet crude oil has an API gravity of less than or equal to 25.9 degrees and a sulfur content less than 0.5% by weight. Light and medium sour crude oil has an API gravity greater than 25.9 degrees and a sulfur content of greater than 0.5% by weight. Heavy sour crude oil has an API gravity less than or equal to 25.9 degrees and a sulfur content of greater than 0.5% by weight.

Gulf Coast Terminals and Pipelines

          The Company also owns a crude oil terminal and an LPG terminal with a combined capacity of approximately 7.2 million barrels that are associated with the Port Arthur refinery. The Company owns and operates a common carrier pipeline system that connects its Port Arthur refinery with four terminals. It also owns proprietary refined products pipelines from the Port Arthur refinery to its LPG terminal.

Midwest Operations

Lima Refinery

          The Lima refinery, which was acquired from BP in August 1998, is located on a 650-acre site in Lima, Ohio, which is about halfway between Toledo and Dayton. The refinery processes primarily light, sweet crude oil into conventional gasoline, diesel fuel, jet fuel and certain specialty chemical products. Although the refinery was designed to primarily process light, sweet crude oil, it does have coking capability which allows it to upgrade lower-valued crude oil. The Lima refinery is highly automated and modern with a Solomon complexity rating of approximately 9.2. Most of the processing units at the Lima refinery have been rebuilt since 1970.

          The Lima refinery obtains its crude oil supply by pipeline from a variety of domestic and foreign sources. The Mid-Valley and Marathon pipeline systems provide final delivery capability to the refinery. These pipelines allow ultimate connection to the Capline, Louisiana Offshore Oil Port, Mobil, Ozark, Enbridge, West Texas Gulf and other pipeline systems. The refinery’s products are distributed through the Buckeye and Inland Pipeline systems and by rail, truck or non-owned terminals. The Buckeye system allows access to markets in Northern/Central Ohio, Indiana, Michigan and Western Pennsylvania. The Inland Pipeline System is a private intra-state system jointly owned by BP, Equilon, Unocal and Sun and is available solely for their use; however, products produced at the Lima refinery can be delivered into the pipeline system to owners of the system.

          The Lima refinery has dramatically reduced combined “recordable” and “days away from work” rates from 10.3 in 1990 to an average of less than 2.5 during 2000. As of February 28, 2001, the refinery achieved nearly 4.7 million employee hours and over 5 1 /2 years without a lost time injury.

          The average daily feedstocks and production of the Lima refinery from the acquisition date of August 10, 1998 through December 31, 1998 and for the full years ended December 31, 1999 and 2000 were as follows:

Lima Refinery Feedstocks and Production

	August 10, to December 31, 1998		Year Ended December 31, 1999 (a)		Year Ended December 31, 2000
	Bpd	%	Bpd	%	Bpd	%
	(barrels per day in thousands)
Feedstocks
Sweet Crude Oil	136.0	105.3%	120.7	103.6%	130.5	99.6%
Light Sour Crude Oil	—	—	—	—	5.9	4.5
Other	(6.9)	(5.3)	(4.2)	(3.6)	(5.3)	(4.1)

Total	129.1	100.0%	116.5	100.0%	131.1	100.0%

Production
Gasoline
Unleaded	61.3	47.0	55.2	46.8	67.5	50.8
Premium Unleaded	14.3	10.9	14.3	12.1	11.3	8.5

	75.6	57.9	69.5	58.9	78.8	59.3

Other Products
Diesel Fuel	27.3	21.0	19.9	16.8	20.9	15.8
Jet Fuel	13.4	10.3	17.7	15.0	21.5	16.1
Coke	2.8	2.2	2.4	2.0	2.4	1.8
Others	11.2	8.6	8.6	7.3	9.3	7.0

	54.7	42.1	48.6	41.1	54.1	40.7

Total.	130.3	100.0%	118.1	100.0%	132.9	100.0%

(a)	Feedstocks and production in 1999 reflect maintenance turnaround downtime and unplanned downtime.

Hartford Refinery

          The Hartford refinery is located on a 400-acre site on the Mississippi River in Hartford, Illinois, which is approximately 17 miles northeast of St. Louis. The refinery processes primarily sour crude oil into higher-value products such as gasoline and diesel fuel. The refinery includes a coker unit and, therefore, the refinery is capable of processing a wide variety of crude oil, including approximately 60% heavy sour crude and 25% medium sour crude oil. The refinery is able to produce conventional gasoline, 30% summer and 40% winter RFG, high sulfur diesel fuel, residual fuel and petroleum coke. It has a Solomon complexity rating of approximately 10.7.

          The Hartford refinery has access to foreign and domestic crude oil supplies through the Capline/Capwood pipeline systems and access to Canadian crude oil through the Express pipeline and the Enbridge/Mustang pipeline systems. The Hartford refinery can also receive crude oil and intermediate feedstocks by barge, when economical, because of its location on a major water transportation route. Products are distributed through the Marathon/Wabash and Explorer pipeline systems or by barge.

          The Hartford refinery has dramatically reduced combined “recordable” and “days away from work” rates from 27.3 in 1990 to an average of less than 1.1 during 2000. As of February 28, 2001 the refinery achieved over 1.8 million employee hours and over three years without a lost time injury.

          The average daily feedstocks and production of the Hartford refinery for the years ended December 31, 1998, 1999 and 2000 were as follows:

Hartford Refinery Feedstocks and Production

	Year Ended December 31,
	1998		1999 (a)		2000
	Bpd	%	Bpd	%	Bpd	%
	(barrels per day in thousands)
Feedstocks
Sweet Crude Oil	8.2	12.9%	10.8	17.9%	17.4	26.2%
Light Sour Crude Oil	35.1	55.0	45.7	75.5	31.7	47.9
Heavy Sour Crude Oil	21.7	34.0	2.9	4.7	15.1	22.9
Unfinished & Blendstocks	(1.2)	(1.9)	1.1	1.9	2.0	3.0

Total	63.8	100.0%	60.5	100.0%	66.2	100.0%

Production
Gasoline
Unleaded	29.5	46.7	30.7	50.4	34.6	52.5
Premium Unleaded	2.8	4.4	2.4	4.0	1.2	1.9

	32.3	51.1	33.1	54.4	35.8	54.4

Other Products
High-Sulfur Diesel Fuel	20.9	32.9	21.6	35.6	22.8	34.6
Coke	4.7	7.4	4.2	6.9	5.2	7.8
Others	5.4	8.6	1.9	3.1	2.1	3.2

	31.0	48.9	27.7	45.6	30.1	45.6

Total	63.3	100.0%	60.8	100.0%	65.9	100.0%

(a)	Feedstocks and production during 1999 reflect unplanned maintenance downtime.

Blue Island Refinery

          At the end of January 2001, the Company closed its Blue Island refinery, located on the Cal-Sag canal in Blue Island, Illinois, which is approximately 17 miles south of Chicago. The Company, nevertheless, continues to supply the Chicago and upper Midwest region with products from the Company’s Port Arthur and Hartford refineries to take advantage of favorable market conditions. The Company continues to utilize its petroleum products storage facility and its refined product terminal at the refinery site to supply products to these markets. Products from the Company’s Hartford and Port Arthur refineries are supplied mainly by barge, TEPPCO pipeline or the Company’s Blue Island to Hammond, Indiana pipeline. Products can be distributed out of the Blue Island refinery site via truck, rail, barge, Westshore pipeline or through the dedicated pipeline from Blue Island to the Company’s former Hammond, Indiana terminal which is now owned by Equilon.

          The average daily feedstocks and production of the Blue Island refinery for the years ended December 31, 1998, 1999 and 2000 were as follows:

Blue Island Refinery Feedstocks and Production

	Year Ended December 31,
	1998 (a)		1999		2000
	Bpd	%	Bpd	%	Bpd	%
	(barrels per day in thousands)
Feedstocks
Sweet Crude Oil	48.5	74.9%	53.4	72.9%	50.0	73.4%
Light Sour Crude Oil	14.8	22.8	18.1	24.7	15.2	22.3
Unfinished & Blendstocks	1.5	2.3	1.7	2.4	2.9	4.3

Total	64.8	100.0%	73.2	100.0%	68.1	100.0%

Production
Gasoline
Unleaded	36.7	56.8	40.0	54.7	41.5	61.0
Premium Unleaded	6.5	10.1	7.6	10.4	3.2	4.7

	43.2	66.9	47.6	65.1	44.7	65.7

Other Products
Diesel Fuel	13.1	20.3	16.5	22.6	15.4	22.7
Others	8.2	12.8	9.0	12.3	7.9	11.6

	21.3	33.1	25.5	34.9	23.3	34.3

Total	64.5	100.0%	73.1	100.0%	68.0	100.0%

(a)	Feedstocks and production during 1998 was reduced by significant planned and unplanned downtime.

Midwest Terminals and Pipelines

          The Company owns a 1.1 million-barrel crude oil terminal associated with the Lima refinery. As discussed above, the Company also owns a refined product terminal associated with the Blue Island refinery and a dedicated pipeline from Blue Island, Illinois to the Company’s former Hammond, Indiana terminal. The Company has entered into refined product exchange agreements with Motiva and Equilon to broaden its geographical wholesale distribution capabilities in the Midwest and expand its distribution points nationally.

Crude Oil Supply

          The majority of the Company’s crude oil supply requirements are acquired on the spot market from unaffiliated foreign and domestic sources. The Company has several crude oil supply contracts that total approximately 200,000 barrels per day with third-party suppliers, including PMI Comercio Internacional, S. A. de C.V. (“PMI”), Bayoil Supply and Trading Limited, Husky Oil Operations Limited, and Koch Petroleum Group, L.P. The following table shows the Company’s average daily sources of crude oil in 2000:

Sources of Crude Oil Supply

	2000
	Bpd	%
	(in thousands)
United States.	127.8	27.7%
Latin America	125.2	27.1
Middle East	88.7	19.2
Africa	80.6	17.4
Canada	23.4	5.1
North Sea	12.5	2.7
Russia	3.6	0.8

Total	461.8	100.0%

Competition

          Many of the Company’s principal competitors are fully-integrated national or multinational oil companies that are engaged in many segments of the petroleum business, including exploration, production, transportation, refining and marketing. Because of their diversity, integration of operations, larger capitalization and greater resources, these competitors may be better able to withstand volatile market conditions, more effectively compete on the basis of price and more readily obtain crude oil in times of shortage.

          The refining industry is highly competitive. Among the principal competitive factors affecting the Company are feedstock supply and product distribution. The Company competes with other companies for supplies of feedstocks and for outlets for its refined products. Many of the Company’s competitors obtain feedstocks from company-owned production and have extensive retail outlets. The Company does not produce any of its own feedstocks and has sold its retail outlets. Competitors that have their own production or retail outlets may be better able to withstand periods of depressed refining margins or feedstock shortages than the Company because those competitors are at times able to offset refining losses against profits from their production or retail operations.

Environmental Matters

Compliance Matters

          As the current operator of refineries and petroleum terminals and the former operator of retail outlets, the Company is subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewater and stormwater, and the handling and disposal of non-hazardous and hazardous waste. Federal, state and local laws and regulations establishing numerous requirements and providing penalties for violations thereof affect nearly all of the current and former operations of the Company. Included among such laws and regulations are the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”). Also significantly affecting the Company are the rules and regulations of the Occupational Safety and Health Administration. Many of these laws authorize the imposition of civil and criminal sanctions upon companies that fail to comply with applicable statutory or regulatory requirements. As discussed below, federal and state agencies have filed various enforcement actions alleging that the Company has violated a number of environmental laws and regulations. The Company nevertheless believes that, in all material respects, its existing operations are in compliance with such laws and regulations.

           The Company’s operations are large and complex. The numerous environmental regulations to which the Company is subject are complicated, sometimes ambiguous, and often changing. In addition, the Company may not have detected certain violations of environmental laws and regulations because the conditions that constitute such violations may not be apparent. It is therefore possible that certain of the Company’s operations are not currently in compliance with state or federal environmental laws and regulations. Accordingly, the Company may be required to make additional expenditures to comply with existing environmental requirements. Such expenditures, along with compliance with environmental requirements, could have a material adverse effect on the Company’s financial condition, results of operations, cash flows or liquidity.

          The Company anticipates that, in addition to expenditures necessary to comply with existing environmental requirements, it will incur costs in the future to comply with new requirements. The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on the financial position or operations of the Company and could require substantial additional expenditures by the Company for the installation and operation of pollution control systems and equipment. See Item 3. “—Legal Proceedings” for a discussion of certain environmental-related legal proceedings involving the Company.

Clean Air Act/Reformulated Fuels

          In February 2000, the United States Environmental Protection Agency (“USEPA”) published the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. The ruling mandates that the sulfur content of gasoline at any refinery not exceed 30 parts per million (“ppm”) during any calendar year starting January 1, 2006. Starting in 2004, the USEPA will begin a program to phase in new low sulfur gasoline. In addition, in December 2000, the EPA issued its Tier 2 distillate standard to reduce the sulfur content of diesel fuel sold to highway consumers by 97%, from 500 ppm to 15 ppm, beginning June 1, 2006. Two lawsuits by refining industry groups have been filed which may delay implementation of the diesel rule beyond 2006. The USEPA has also announced plans to review the sulfur content of diesel fuel sold to “off-road” consumers, with proposed regulations to be issued in the fourth quarter of 2001. Compliance with the new Tier 2 specifications for the reduction of sulfur in both gasoline and distillates is expected to cost the refining industry over $8 billion. The Company has determined that modifications will be required at each of its refineries as a result of the Tier 2 standards. Based on preliminary estimates, the Company believes that compliance with the new Tier 2 gasoline specifications will require capital expenditures in a range of $180 to $225 million during the next five years for the Company’s refineries. A final decision regarding technology and implementation alternatives has not yet been made and the Company continues to pursue the highest efficiency, lowest cost means of compliance. The Company is currently reviewing the new Tier 2 distillate standard and potential “off-road” diesel standard, but cannot estimate the cost of compliance with these standards at this time.

          The Clean Air Act requires the USEPA to review national ambient air quality standards for certain pollutants every five years. In July 1997, after such a review, the USEPA adopted more stringent national standards for ground level ozone (smog) and particulate matter (soot). These standards, which have not yet been implemented, are likely to increase significantly the number of non-attainment areas and thus require additional pollution control efforts. It is too early to determine what impact, if any, these standards could have on the Company.

          Under the Clean Air Act, the USEPA promulgated regulations mandating low-sulfur diesel fuel for all on-road consumers and RFG for ozone non-attainment areas, including Chicago, Milwaukee and Houston in the Company’s direct market area. St. Louis is a voluntary participant in the USEPA’s ozone reduction program, so RFG is also required in the St. Louis market area. Expenditures required to comply with existing reformulated fuels regulations are primarily discretionary, subject to market conditions and economic justification. The reformulated fuels programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenate content, detergent addition and sulfur content. The regulations regarding these fuel properties vary in markets in which the Company operates, based on attainment of air quality standards and the time of the year. The Company’s Port Arthur and Hartford refineries have the capability to produce up to approximately 60% and 25%, respectively, of their gasoline production in RFG. Each refinery’s maximum RFG production may be limited based on the clean fuels attainment of the Company’s total refining system. The Port Arthur refinery has the capability to produce all of its diesel output to the current highway specification of 500 ppm sulfur.

USEPA Section 114 Requests

          The USEPA requested information from a majority of refiners pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative. The Company has received a Section 114 request pertaining to its Port Arthur and Lima refineries, each of which was purchased within the last six years from other companies. The Company has completed its response to these requests by providing information related to the Company’s period of ownership. No response has been received from the USEPA. Based on the Company’s relatively short period of ownership of these two refineries, and conceptual settlements of pre-existing litigation reached with the USEPA on issues normally enforced pursuant to Section 114 requests at the Company’s other two refineries, the Company believes that any follow-up by the USEPA will not be material to the Company’s financial condition or results of operations.

Remediation Matters

          In addition to environmental laws that regulate the Company’s ongoing operations, the Company’s various operations are also subject to liability for the remediation of contaminated soil and groundwater. Under CERCLA and analogous state laws, certain persons may be liable as a result of the release or threatened release of hazardous substances (including petroleum) into the environment. Such persons include the current owner or operator of property where such releases or threatened releases have occurred, any persons who owned or operated such property during the time that hazardous substances were released at such property, and persons who arranged for the disposal of hazardous substances at such property. Liability under CERCLA is strict. Courts have also determined that liability under CERCLA is, in most cases where the government is the plaintiff, joint and several, meaning that any responsible party could be held liable for all costs necessary for investigating and remediating a release or threatened release of hazardous substances. As a practical matter, liability at most CERCLA (and similar) sites is shared among all the solvent “potentially responsible parties” (“PRPs”). The most relevant factors in determining the probable liability of a party at a CERCLA site usually are the cost of investigation and remediation, the relative amount of hazardous substances contributed by the party to the site and the number of solvent PRPs. While the Company maintains property and casualty insurance in the normal course of its business, such insurance does not typically cover remediation and certain other environmental expenses.

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

Legal And Governmental Proceedings

          The Company is also the subject of various environmental-related legal proceedings. See Item 3. “—Legal Proceedings” for a discussion of these proceedings.

Employees

          As of December 31, 2000, the Company employed approximately 2,100 people, with approximately 60% covered by collective bargaining agreements at the Blue Island, Hartford, Lima and Port Arthur refineries. With the closing of the Blue Island refinery at the end of January 2001, the number of employees decreased by approximately 180. Approximately 95 additional employees will leave the Blue Island refinery in 2001 as decommissioning of the plant progresses.

           The collective bargaining agreements covering employees at the Port Arthur and Hartford refineries expire in February 2002, and the agreement covering employees at the Lima refinery expires in August 2002. Relationships with the unions have been good and the Company has never experienced a work stoppage as a result of labor disagreements.

ITEM 3. LEGAL PROCEEDINGS

          As a result of its activities, the Company is the subject of a number of legal and administrative proceedings, including proceedings related to environmental matters. All such matters that could be material or to which a governmental authority is a party and which involve potential monetary sanctions of $100,000 or greater are described below.

          Hartford Federal Enforcement. In February 1999, the Company was served with a complaint in the matter United States v. Clark Refining & Marketing, Inc., alleging violations of the Clean Air Act, and regulations promulgated thereunder, in the operation and permitting of the Hartford refinery fluid catalytic cracking unit. Discovery is now complete and trial is scheduled for April, 2001. The parties, however, have reached a conceptual settlement requiring the installation of a wet gas scrubber on the fluid catalytic cracking unit, expenditure of $1 million to install low Nox burners, and payment of a civil penalty of $2 million. Despite this conceptual resolution, there can be no assurance that a consent decree will be successfully negotiated.

          Blue Island Federal Enforcement. In September 1998, the Company was served with a complaint, United States v. Clark Refining & Marketing, Inc., alleging that the Company has operated the Blue Island refinery in violation of certain federal laws relating to air pollution, water pollution and solid waste management. In 2000, the parties conceptually agreed to settle the matter by payment of a civil penalty of $2.5 million, installation of a wet gas scrubber on the fluid catalytic cracking unit, and changes and enhancements to certain operating practices and procedures at the Blue Island refinery. Subsequently the Company decided to close the Blue Island refinery. Since the settlement was based on improvements at an operating refinery, the parties are renegotiating settlement of this matter. There can be no assurance that a settlement can be reached and a consent decree successfully negotiated.

          Blue Island State Enforcement. People ex rel. Ryan v. Clark Refining & Marketing, Inc., is currently pending in the Circuit Court of Cook County, Illinois alleging operation of the Blue Island refinery in violation of environmental laws. The Illinois Attorney General has also intervened in the federal USEPA case discussed above. The Company is seeking to settle this case and the USEPA case as a consolidated matter. Prior to deciding to close the refinery, the parties had reached a conceptual resolution of this matter. The parties are negotiating the terms and conditions of a consent decree settling this matter taking into account the decision to close the refinery. There can be no assurance that a settlement can be reached and a consent decree successfully negotiated.

          Sashabaw Road. In July 1994, the Michigan Department of Natural Resources (“MDNR’’) sued the Company alleging that a retail location caused groundwater contamination necessitating the installation of a new $600,000 drinking water system. The MDNR is seeking reimbursement of this cost. Although some contamination from the Company site may have occurred, the Company contends that numerous other sources were responsible and that a total reimbursement demand from the Company is excessive. Mediation resulted in a $200,000 finding against the Company. The Company made an Offer of Judgment equal to the mediation finding. The matter was tried in November 1999, and a decision rendered that the Company was liable for $110,000 plus interest. Since the judgment was more than 20% less than the Company’s Offer of Judgment, the Company is entitled to recover its legal fees. Since fees exceed the judgment, the Company anticipates receiving money from the MDNR. Both the Company and the MDNR have appealed the decision.

          Port Arthur Natural Resource Damage Assessment. On June 7, 1999, Premcor USA and Chevron received a notice from a number of federal and Texas agencies that a study would be conducted to determine whether any natural resource damage occurred as a result of the operation of the Port Arthur refinery. The Company will cooperate with the government agencies in this investigation. The Company has reached an agreement in principle with Chevron for a buyout of any liability the Company may have with respect to such claim. Pursuant to the agreement in principle, Chevron will indemnify the Company for the claim.

           Port Arthur and Lima Refineries. The original refineries on the sites of the Port Arthur and Lima refineries began operating in the late 1800s and early 1900s prior to modern environmental laws and methods of operation. While the Company believes as a result there is extensive contamination at these sites, the Company is unable to estimate the cost of remediating such contamination. Under the purchase agreement between the Company and Chevron related to the Port Arthur refinery, Chevron is obligated to perform the required remediation relating to pre-closing contamination except with respect to the certain limited areas on which active processing units are located. Under the purchase agreement between the Company and BP related to the Lima refinery, BP indemnified the Company for certain environmental and other liabilities and obligations arising from the ownership and operation of the Lima refinery prior to closing, subject to the terms and limitations in the purchase agreement. As a result of these acquisitions, the Company may become jointly and severally liable for the costs of investigation and remediation at these sites. In the event that Chevron or BP is unable (as a result of bankruptcy or otherwise) or unwilling to perform the required remediation at these sites, the Company may be required to do so. The cost of any such remediation could be substantial and having to perform such remediation could have a material adverse effect on the Company’s financial position. In June 1997, the Company, Chevron and the State of Texas entered into an Agreed Order that substantially confirmed the relative obligations of the Company and Chevron.

          As of December 31, 2000, the Company had accrued a total of $33 million for legal and environmental-related obligations that may result from the matters noted above, other legal and environmental matters and obligations associated with certain formerly-owned retail sites. The Company is of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

          In addition to the specific matters discussed above, the Company has also been named in various other suits and claims. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these other legal proceedings, the Company believes the outcome of these other suits and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Inapplicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

          Inapplicable

ITEM 6. SELECTED FINANCIAL DATA

          The selected consolidated financial data set forth below for the Company as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 are derived from the audited financial statements included elsewhere herein. The selected financial data set forth below for the Company as of December 31, 1996, 1997 and 1998 and for each of the two years in the period ended December 31, 1997 are derived from audited financial statements not included herein. This table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere herein.

	Year Ended December 31,
	1996	1997	1998	1999	2000
	(in millions, except as noted)
Statement of Earnings Data:
Net sales and operating revenues	$4,656.9	$3,880.0	$3,580.5	$4,520.3	$7,311.8
Cost of sales	(4,318.1)	(3,434.6)	(3,115.1)	(4,102.0)	(6,586.5)
Operating expenses	(291.3)	(293.9)	(341.6)	(402.0)	(459.3)
General and administrative expenses	(37.8)	(43.0)	(50.0)	(48.3)	(51.6)
Depreciation and amortization (a)	(35.7)	(46.7)	(54.4)	(63.0)	(71.7)
Inventory recovery (write-down to) market value	—	(19.2)	(86.6)	105.8	—
Recapitalization, asset writeoffs and other charges	—	(40.0)	—	—	—
Gain on sale of pipeline interest	—	—	69.3	—	—

Operating income (loss)	(26.0)	2.6	2.1	10.8	142.7
Interest expense and finance income, net (b)	(38.7)	(39.8)	(51.0)	(61.5)	(61.1)

Earnings (loss) from continuing operations before taxes and extraordinary items	(64.7)	(37.2)	(48.9)	(50.7)	81.6
Income tax (provision) benefit	18.6	(10.4)	12.9	16.2	(1.9)

Earnings (loss) from continuing operations before extraordinary items	(46.1)	(47.6)	(36.0)	(34.5)	79.7
Discontinued operations, net of taxes (c)	7.6	0.1	15.1	32.3	—
Extraordinary items	—	(10.7)	—	—	—

Net income (loss)	$ (38.5)	$ (58.2)	$ (20.9)	$ (2.2)	$ 79.7

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$ 332.7	$ 243.0	$ 152.0	$ 286.3	$ 216.5
Total assets	1,339.0	1,180.4	1,447.0	1,513.8	1,701.0
Long-term debt	417.0	586.8	805.2	794.9	796.9
Stockholder’s equity	534.9	260.9	225.0	183.3	227.5
Selected Financial Data:
Cash flows from operating activities	$ 16.9	$ 94.9	$ (44.7)	$ 76.3	$ 134.2
Cash flows from investing activities	212.0	(123.6)	(229.9)	110.9	(159.5)
Cash flows from financing activities	30.0	(61.0)	194.0	(49.8)	(44.8)
Expenditures for turnaround	13.9	47.4	28.3	77.9	31.5
Expenditures for property, plant and equipment (d)	20.1	26.4	101.3	57.6	128.3
Refinery acquisition expenditures	—	—	175.0	—	—
Operating Data:
Refining Division:
Port Arthur Refinery
Production (000 barrels per day)	210.8	213.5	225.0	208.5	209.3
Gross margin (per barrel of production)	$ 2.78	$ 3.84	$ 3.46	$ 2.15	$ 4.66
Operating expenses	164.7	170.7	172.7	168.1	217.5
Midwest & Other Refining
Production (000 barrels per day)	134.2	135.8	181.1	252.0	266.8
Gross margin (per barrel of production)	$ 2.56	$ 3.79	$ 2.95	$ 1.96	$ 4.73
Operating expenses	126.6	123.2	168.8	233.9	241.8

(a)	Amortization includes amortization of turnaround costs.

(b)
Interest expense and financing income, net, included amortization of debt issuance costs of $7.9 million, $6.6 million, $2.2 million, $7.0 million and $6.5 million for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively. Interest expense and financing income, net, also included interest on all indebtedness, net of capitalized interest and interest income.

(c)
Discontinued operations is net of income tax benefit of $2.7 million in 1999 and net of income tax provision of $9.2 million, $0.1 million and $4.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(d)	Expenditures for property, plant and equipment in 1999 were net of sales proceeds of $157.1 million from Port Arthur Coker Company L.P. for the amount the Company had spent on the assets sold.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

          The following tables provide supplementary data in a format that is not intended to represent an income statement presented in accordance with accounting principles generally accepted in the United States of America. Certain reclassifications have also been made to prior periods to conform to current period presentation. The Company considers certain items in each of the periods discussed to be special items. These items are discussed separately.

2000 compared with 1999 and 1998:

	Year Ended December 31,
	1998	1999	2000
	(in millions, except as noted)
Operating Income:
Port Arthur Refinery
Crude oil throughput (000 barrels per day)	219.3	200.0	193.2
PACC intermediate throughput (000 barrels per day)	—	—	8.8
Production (000 barrels per day)	225.0	208.5	209.3
Gross margin (per barrel of production)	$ 3.46	$ 2.15	$ 4.66
Gulf Coast 3/2/1 crack spread (per barrel)	$ 2.39	$ 1.71	$ 4.17
Operating expenses	(172.7)	(168.1)	(217.5)
Net margin (loss)	$ 112.1	$ (4.4)	$ 139.5
Midwest Refineries and Other
Crude oil throughput (000 barrels per day)	181.6	251.7	265.9
Production (000 barrels per day)	181.1	252.0	266.8
Gross margin (per barrel of production)	$ 2.95	$ 1.96	$ 4.73
Chicago 3/2/1 crack spread (per barrel)	$ 3.33	$ 2.83	$ 5.84
Operating expenses	(168.8)	(233.9)	(241.8)
Net margin (loss)	$ 26.4	$ (54.1)	$ 220.2

General and administrative expenses	(50.0)	(48.3)	(51.6)

Operating contribution (loss)	$ 88.5	$(106.8)	$ 308.1
Inventory timing adjustments gain (loss) (a)	(14.7)	20.2	(93.7)
Inventory (write-down) recovery to market	(86.6)	105.8	—
Gain from LIFO inventory reduction	—	54.6	—
Gain on sale of minority pipeline interests	69.3	—	—
Depreciation and amortization	(54.4)	(63.0)	(71.7)

Operating income	$ 2.1	$ 10.8	$ 142.7

(a)
Includes adjustments to inventory costs caused by timing differences between when and how crude oil is actually purchased and refined products are actually sold, and a daily “market in, market out” operations measurement methodology.

          Net sales and operating revenues and cost of sales for the Company were higher in 2000 and 1999 than 1998 principally because of higher hydrocarbon prices and production from the Lima refinery that was acquired in August 1998. In the twelve months ended December 31, 2000 benchmark West Texas Intermediate (“WTI”) crude oil prices averaged approximately $11 per barrel more than prices in 1999 and approximately $16 per barrel more than prices in 1998.

          The Company recorded an Operating Contribution of $308.1 million in 2000. This compared to a loss of $106.8 million in 1999 and a contribution of $88.5 million in 1998. Operating Contribution represents earnings before interest, taxes, depreciation, amortization, inventory-related items and gains on the sale of minority pipeline interests. Operating Contribution improved in 2000 as compared to 1999 and 1998 due to continued strong refined product market conditions. Market conditions for 2000 started improving over prior year levels during the first quarter and remained above prior year levels for the rest of the year reaching record levels during the second quarter. The Company believes these improved market conditions were due mainly to low U.S. inventory levels, solid demand, the mandated introduction of a new summer-grade reformulated gasoline, and supply disruptions. The improvement in light product margins was reflected by improvements in benchmark 3/2/1 crack spreads, which are indicators of refining margins based on quoted market prices. The 3/2/1 crack spread is calculated by subtracting the price for three barrels of WTI crude oil from the price of two barrels of regular unleaded gasoline and one barrel of high sulfur diesel fuel, and dividing the total by three. In 2000, the Gulf Coast crack spread averaged $4.17 per barrel versus $1.71 per barrel in 1999 and $2.39 per barrel in 1998. The average Chicago crack spread increased to $5.84 per barrel in 2000, compared to $2.83 per barrel in 1999 and $3.33 per barrel in 1998.

          Operating Contribution was lower in 1999 and 1998 principally due to significantly lower margins for refined products resulting from higher U.S. refined product inventory levels, which depressed prices. These higher inventory levels resulted from high industry refinery utilization rates and warmer than normal winter weather that reduced heating oil demand. The Asian economic slowdown that began in late 1997 impacted operating contribution in 1998. Oversupply of crude oil led to low crude oil prices in 1998 and early 1999. In 1999, margins were further reduced due to higher feedstock costs caused by the reduction in OPEC production quotas that had the effect of narrowing discounts for heavy and light sour crude oil. OPEC producers met the barrel denominated quotas by eliminating the lowest revenue barrels in their production stream, which tend to be those crude oils that are heavier and/or have a higher sulfur content. In addition, Canadian production that was reduced due to the low crude oil prices in 1998 and early 1999 was slow to return to the market.

          In addition to the components of refining margins reflected in the crack spread, benchmark indicators of the discount for lower quality alternative types of crude oil that may be processed in the Company’s refineries narrowed in 1998 and 1999. Crude oil quality differential indicators for light sour crude oil, or West Texas Sour crude oil, increased in 2000 to $2.17 per barrel from $1.30 per barrel and $1.56 per barrel in 1999 and 1998, respectively. Market indicators for heavy sour crude oil discounts, or Mexican Maya crude oil, increased in 2000 to $7.29 per barrel from $4.83 per barrel and $5.68 per barrel in 1999 and 1998, respectively.

          Major scheduled maintenance turnarounds at the Port Arthur refinery in 2000, at the Lima refinery in 1999, and the Blue Island refinery in 1998 resulted in an opportunity cost from lost production of $30.0 million in 2000, $23.0 million in 1999, and $17.1 million in 1998. In 2000, the Port Arthur refinery crude oil throughput rates were reduced in the first quarter due to poor economic conditions, and significantly lowered in the second quarter due to scheduled and unscheduled downtime of the crude unit. The work performed during the scheduled turnaround expanded the crude unit capacity from 232,000 bpd to 250,000 bpd as well as readied the unit to process up to 80% heavy sour crude oil as part of the heavy oil upgrade project. In the third and fourth quarter the crude oil throughput rate was near its new capacity of 250,000 bpd except for some minor crude oil availability problems in the fourth quarter due to bad weather. Crude oil throughput rates at the Port Arthur refinery were reduced below capacity in 1999 due to poor crude unit distillation margins that favored reduced rates and purchasing partially refined feedstocks to maintain production from other refinery units. Port Arthur refinery crude oil throughput rates were reduced below capacity in 1998 due to poor crude unit distillation margins that favored reduced rates and unplanned coker downtime. Crude oil throughput in 2000 was higher than 1999 in the Midwest refineries as all three plants had solid performance with only some short unplanned downtimes and reduced rates early in the year due to poor economic conditions and late in the year due to crude oil supply disruptions.

          Production increased in 2000 and 1999 versus 1998 in the Midwest refineries due to the acquisition in August 1998 of the Lima refinery, which averaged 118,100 bpd in 1999 and 130,300 bpd during the nearly five months in 1998 it was owned by the Company. Production from the Midwest refineries was below capacity in 1999 due to the Lima maintenance turnaround, leaks in third party pipelines that reduced supplies of crude oil to the refineries and unplanned downtime.

          Operating expenses at the Port Arthur refinery were higher in 2000 due to the dramatic increase in natural gas prices and higher repair and maintenance costs. Operating expenses for the Midwest refineries increased in 2000 and 1999 from 1998 primarily due to the acquisition of the Lima refinery, although natural gas price increases also affected these facilities. Natural gas prices increased significantly from 1999 to 2000, averaging $3.94 per million British thermal units (“mmbtu’s”) in 2000 versus $2.25 per mmbtu in the prior year. The Company used approximately 30 million mmbtu’s of natural gas in 2000 as fuel in the refining process with about 22 million mmbtu’s used at the Port Arthur refinery. Natural gas usage for the Company will decrease upon full operation of the heavy oil upgrade project to approximately 20 million mmbtu’s annually, as Port Arthur Coker Company L.P. (“PACC”) will pay for their usage of natural gas per the Services and Supply Agreement. See Note 11. “Related Party Transactions”—Port Arthur Coker Company L.P. to the Consolidated Financial Statements for a full discussion of the relationships between the Company and PACC.

          General and administrative expenses increased in 2000 over 1999 mainly due to increased incentive compensation under the Company’s annual incentive plan offset by lower wholesale costs, due to the sale of the terminals, and the absence of year 2000 remediation costs. General and administrative expenses decreased in 1999 principally due to lower incentive compensation payments offset by year 2000 remediation and upgrade costs.

          The Company reported record net income of $79.7 million in 2000 compared to net losses of $2.2 million in 1999 and $20.9 million in 1998. Net income in each of the past three years were impacted by items the Company considers special. Special items reduced operating income by $93.7 million in 2000, benefited operating income by $180.6 million in 1999, and reduced operating income by $32.0 million in 1998. These special items consisted of the following:

•
Inventory Timing Adjustments. The Company determines Operating Contribution by valuing inputs and outputs from the refining process at market values on a daily basis without considering the economic impact of changing prices on at risk inventory positions. The Company’s philosophy with respect to managing the impact of commodity price volatility on its hydrocarbon inventory position includes the determination of a volumetric exposure level that the Company considers to be appropriate and consistent with normal business operations. This target inventory position, which includes both titled inventory and fixed price purchase and sale commitments, is generally not hedged. The Company’s measurement methodology includes the marking to market of titled inventory to the extent that it deviates from target, all fixed price purchase and sale commitments and hedge instruments used to manage price risk.

        Differences between the Company’s market-in, market-out measurement methodology and the Company’s actual results are included in the caption entitled “inventory timing adjustments”, the major components of which are classified by the Company as follows: (i) the effect of changing market prices on contracts to take delivery of crude oil or to sell refined products at a future date for a fixed price (“fixed price commitments”); (ii) transaction costs attendant to the Company’s inventory risk management program and the effect of market volatility and related time, location and grade basis risks; and (iii) differences between the Company’s measurement methodology and cost determinations under accounting principles generally accepted in the United States of America.

(i) A significant portion of the Company’s target inventory position is related to the fact that the price of crude oil is generally fixed in advance of physical delivery and consumption in the refining process. To a lesser extent, the price for refined product sales is fixed in advance of the product being produced and delivered for sale. Since the Company does not generally hedge its net long target level of fixed price commitment exposure, gains are realized as prices rise and losses are incurred as prices fall. The inventory timing adjustment gain of $20.2 million in 1999 and loss of $14.7 million in 1998 was principally due to this impact. In 2000, the Company incurred losses of $57.7 million related to its unhedged price commitment position. As further explained below, the Company increased its volumetric fixed price commitment target in the fourth quarter, as it was determined that the previous target position was not appropriate. This increased volumetric exposure together with the sharp decline in crude oil prices late in the year compounded the 2000 loss.

(ii) The Company also incurred losses of $73.1 million in 2000 from hedging inventory in excess of target in a backwardated market. Backwardation refers to the time structure of the futures market when the price of a commodity in the current trading month is higher than the price in the future. This creates an embedded hedging cost as short futures positions are rolled from higher valued contract months to lower valued contract months. The inventory position over target was caused principally by the effects of unplanned refinery downtime early in the year, the timing of fixing crude oil price commitments and the fact that for much of the year the Company was managing to a target inventory level that was not appropriate. As mentioned above, the target volumetric level of crude oil purchased under fixed price commitments was increased in the fourth quarter in response to this issue. Physical or titled inventory targets were not changed.

In addition to being backwardated, absolute hydrocarbon prices were also extremely volatile in 2000. As a result, the Company was unable to realize value for its refined product production equal to the assigned market values on the day the products were produced. Significant product grade and location basis risks were experienced during 2000 especially in the Midwest market. Market volatility produced losses of $28.1 million in 2000 when compared to daily market-in, market-out pricing.

(iii) Finally, the difference in the valuation of a current year physical inventory increment at last-in, first-out (“LIFO”) cost as required under accounting principles generally accepted in the United States of America versus the Company’s approach for measuring inventory management results by valuing deviations from titled target inventory levels and all fixed price commitments at market resulted in a gain of $65.2 million in 2000.

•
Inventory (Write-down) Recovery to Market. Falling petroleum prices in 1997 and 1998 caused the Company to record non-cash accounting charges of $19.2 million and $86.6 million, respectively, to reflect the decline in the value of petroleum inventories below carrying value. When petroleum prices increased in 1999, the Company fully recovered these charges.

•
Gain from LIFO Inventory Reduction. The Company recorded a LIFO gain in 1999 of $54.6 million resulting from an 8.9 million barrel reduction in inventory and higher current year liquidation values as compared to LIFO cost.

•
Gain on sale of minority pipeline interests. In 1998, the Company sold its minority interests in the Southcap and Chicap crude oil pipelines and the Wolverine and Westshore product pipelines for net proceeds of $76.4 million, which resulted in a before and after-tax book gain of $69.3 million. The Company determined that its minority interests in these pipelines were not strategic since the Company’s shipping rights are assured due to the pipelines’ operation as common carrier pipelines and the Company’s historical throughput on these pipelines. These pipelines contributed earnings of approximately $5.3 million in 1998 and were recorded as a component of refinery gross margin for the Midwest refineries.

Other Financial Matters

          Depreciation and amortization expenses increased in 2000 compared to 1999 principally due to a full year impact of the Lima maintenance turnaround performed in 1999 and higher capital expenditures. Depreciation and amortization expenses increased in 1999 over 1998 due to a full year impact of the acquisition of the Lima refinery in August 1998 and the amortization of the Lima refinery maintenance turnarounds performed in 1999.

          Interest expense and finance income, net decreased by $0.4 million in 2000 compared to 1999 due to higher interest income on invested cash balances more than offsetting the higher interest expense due to higher interest rates on the $240 million floating rate term loan. Interest expense and finance income, net increased in 1999 as compared to 1998 due to the full year impact of the issuance in August 1998 of $110 million 8 5 /8% Senior Notes due 2008, and the expansion of a $115 million floating rate term loan due 2004 to finance the Lima refinery acquisition. In late 1997, the Company entered into an amended and restated working capital facility that was subsequently amended and restated in 1999 which expires June 2001. At the date of the filing, the Company is taking steps to assure that a new or extended facility is in place prior to the expiration of the current agreement. The Refining Group received a waiver of the tangible net worth maintenance covenant with respect to the $150 million charge related to the closure of the Blue Island refinery in January 2001. See Note 8. “Working Capital Facility” and Note 14. “Equity Recapitalization” to the Consolidated Financial Statements.

          The income tax provision of $1.9 million represents a provision on income from continuing operations of $30.9 million offset by the effect of a decrease in the deferred tax valuation allowance of $29.0 million. The 1999 income tax benefit of $16.2 million on the loss from continuing operations reflected the effect of intra-period tax allocations resulting from the utilization of current year operating losses to offset the net income of the discontinued retail division, offset by the write-down of a net deferred tax asset. The 1998 income tax benefit of $12.9 million on the loss from continuing operations reflected the effect of intra-period tax allocations resulting from the utilization of current year operating losses to offset the net income of the discontinued retail division. See Note 13. “Income Taxes” to the Consolidated Financial Statements.

Closure of Blue Island Refinery

          In January of 2001 the Company ceased operations at its Blue Island, Illinois refinery due to economic factors and a decision that the capital expenditures necessary to produce low sulfur transportation fuels required by impending Environmental Protection Agency regulations could not produce an acceptable return. This closure will result in the Company taking a pre-tax charge to income of approximately $150 million in the first quarter of 2001, of which approximately $100 million is a non-cash asset write-down and the balance is an accrual for employee severance, environmental remediation and other exit costs. The Company expects to spend approximately $25 million in 2001 against this accrual, with the remainder to be spent over the next several years. The Company continues to utilize its petroleum products storage facility and the refined product terminal at the refinery site to supply products to its Midwest markets. This utilization allows the Company to continue to supply selected markets in the Chicago and upper Midwest region from the Company’s Hartford and Port Arthur refineries.

Sale of Product Terminals

          In December 1999, the Company sold 15 refined product terminals, mainly located in the Midwest, to Motiva Enterprises L.L.C. (“Motiva”), and Equilon Enterprises L.L.C. (“Equilon”) and a subsidiary of Equilon for net cash proceeds of approximately $34 million. The Company has entered into refined product exchange agreements with Motiva and Equilon to broaden its geographical wholesale distribution capabilities in the Midwest and expand its distribution points nationally.

Sale of Retail Division

          In July 1999, the Company sold its retail marketing division in a recapitalization transaction to Clark Retail Enterprises (“CRE”), a company controlled by Apollo Management L.P., for approximately $230 million. The retail division included all Company and independently operated Clark-branded stores and the Clark trade name. After all transaction costs, the sale generated cash proceeds of approximately $215 million. A subsidiary of Premcor Inc. acquired approximately five-percent of the equity of CRE as part of the transaction. The retail marketing operations were classified as a discontinued operation and the results of operations were excluded from continuing operations in the consolidated statements of operations. A pre-tax gain on the sale of $59.9 million ($36.6 million net of income taxes) was recognized in the third quarter of 1999.

          As part of the transaction with CRE, the Company also entered into a market-based supply agreement for refined products that expires in July 2001, which may be terminated by CRE upon 90 days notice. If the CRE agreement is not renewed, the Company believes it can replace these sales for essentially the same or better market terms. In 2000, the Company realized $972.0 million in sales under this contract. In 1999, the Company realized $355.9 million in sales under this contract.

Accounting Standards Not Yet Adopted

          In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” which delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities” which amended various provisions of SFAS No. 133. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position or results of operations because the Company currently marks to market all financial instruments used in the implementation of the Company’s hedging strategies.

          The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) has issued an exposure draft of a proposed statement of position (“SOP”) entitled “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.” If adopted as proposed, this SOP would require companies to expense as incurred turnaround costs, which it terms as “the non-capital portion of major maintenance costs.” Adoption of the proposed SOP would also require that any existing unamortized turnaround costs be expensed immediately. A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and generally occurs on a unit by unit basis every three to five years. Turnaround costs include actual direct and contract labor, and material costs incurred for the overhaul, inspection, and replacement of major components of refinery processing and support units performed during the turnaround. Turnaround costs, which are included in the Company’s consolidated balance sheets in “Other Assets,” are currently amortized by the Company on a straight-line basis over the period until the next scheduled turnaround, beginning the month following completion. The amortization of turnaround costs is presented as “Amortization” on the Company’s consolidated statements of operations.

          The proposed SOP would require adoption for fiscal years beginning after December 15, 2001. If this proposed change were in effect at December 31, 2000, the Company would have been required to write off unamortized turnaround costs of approximately $94 million. Unamortized turnaround costs will change in 2001 as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be recorded in the first quarter of 2002 and would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

Outlook

          Crack spreads in both the Gulf Coast and Midwest markets began the first quarter of 2001 at higher levels than the same period in 2000 with continued tight supply and demand balances, heavy turnaround activity, and favorable market sentiment. The improved light product margins continue to be partially offset by poor heavy product margins as prices for such products as petroleum coke and residual fuel do not track feedstock prices, which were high in the period. Natural gas prices have also continued to remain high, reaching record levels and averaging $9.72 per mmbtu in January 2001, with prices averaging $6.24 per mmbtu in February and continuing to moderate in March.

          Since most of the Company’s products are commodities, supply and demand for crude oil and refined products have a significant impact on the Company’s results. Demand for transportation fuel products has grown by an average of 1–2% per year since 1992, primarily as a result of increased miles driven, little improvement in the fuel efficiency of the U.S. automobile fleet and the strength of the U.S. economy. Warm winters for the past four years, the Asian economic slowdown that began in late 1997 and high industry utilization rates bloated U.S. and world-wide refined product inventories from 1997 to 1999 resulting in downward pressure on margins. However, in late 1999 and early 2000 U.S. refinery utilization rates decreased and lowered U.S. inventory levels for the primary refinery products, gasoline and diesel fuel, to below 10-year averages. Historically, lower U.S. inventory levels have resulted in higher margins. The Company expects that there will continue to be volatility in refining margins and the Company’s earnings because of the seasonal nature of refined product demand and the commodity nature of the Company’s refined products. This is especially true in 2001, given the uncertainty over crude oil production restrictions by OPEC and non-OPEC countries and the impact this may have on feedstock costs.

Liquidity and Capital Resources

Cash Flows from Operating Activities

          Net cash provided by operating activities, excluding working capital changes, or Operating Cash Flow, for the year ended December 31, 2000 was $145.4 million as compared to a negative $43.5 million in 1999 and a positive $33.1 million in 1998. Operating Cash Flow increased in 2000 over 1999 and 1998 principally due to the greatly improved market price environment and resulting impact on refining margins. Working capital as of December 31, 2000 was $261.7 million, a 1.43:1 current ratio, versus $309.3 million as of December 31, 1999, a 1.66:1 current ratio. Working capital decreased in 2000 as cash used in investing and financing activities exceeded Operating Cash Flow for the year.

          During 1999 the Company sold crude oil linefill in the pipeline system supplying the Lima refinery. The Company has an agreement in place that requires it to repurchase 2.6 million barrels of crude oil in this pipeline system in September 2001 at market prices, unless extended by mutual consent. The price risk related to the repurchase obligation has been hedged by the Company.

Cash Flows from Investing Activities

          Cash flows used in investing activities were $159.5 million in 2000 compared to cash flow provided by investing activities of $110.9 million in 1999 and cash flow used in investing activities of $229.9 million in 1998. Net cash flows provided by investing activities in 1999 included the sale of the retail division for $214.8 million, the sale of the terminals for $33.7 million and the sale of selected Port Arthur refinery assets to PACC for $157.1 million.

          Capital expenditures for property, plant and equipment totaled $128.3 million in 2000 (1999—$214.7 million; 1998—$101.3 million). Expenditures for refinery maintenance turnarounds totaled $31.5 million in 2000 (1999—$77.9 million; 1998—$28.3 million) with the Lima refinery undergoing its first major turnaround in 1999 since its acquisition in 1998. Expenditures for property, plant and equipment in 2000, 1999 and 1998 included $83.6 million, $164.1 million and $42.6 million, respectively related to the Port Arthur heavy oil upgrade project, of which $157.1 million was sold to PACC in August 1999. The remaining amount related to the Company’s portion of the project. The assets were sold to PACC at cost, which approximated fair market value. Expenditures for property, plant and equipment in 2000 included $33.2 million related to mandatory capital expenditures (1999 —$27.7 million; 1998—$33.7 million).

          In 1998, the Company acquired BP’s 170,000 barrel per day Lima, Ohio refinery, related terminal facilities and non-hydrocarbon inventories for $175 million plus $34.9 million for hydrocarbon working capital and $11.3 million for related acquisition costs.

          The Company classifies its capital expenditures into two categories, mandatory and discretionary. Mandatory capital expenditures are required to maintain safe and reliable operations, or to comply with regulations pertaining to ground, water and air contamination and occupational, safety and health issues. The Company estimates that total mandatory capital and turnaround expenditures will average approximately $100 million per year over the next three years. This estimate does not include the capital costs necessary to comply with the Tier 2 gasoline and distillate standards. See Item 1. “Business; Properties—Environmental Matters.” Capital costs to comply with future regulations cannot be estimated.

          The Company has a philosophy to link routine capital expenditures to cash generated from operations. The Company has a total capital and refinery maintenance turnaround expenditure budget, excluding the Company’s portion of the Port Arthur refinery upgrade project of approximately $118 million in 2001. Total capital expenditures may be less than budget if cash flow is lower than expected and higher than budget if cash flow is better than expected.

Cash Flows from Financing Activities

          Cash flows used in financing activities were $44.8 million in 2000 and $49.8 million in 1999 compared to $194.0 million provided by financing activities in 1998. Cash flows used in financing activities in 2000 and 1999 were principally related to a return of capital of $35.5 million and $39.5 million, respectively, to Premcor USA. In 1998, the Company funded the acquisition of the Lima refinery and related costs with cash on hand and the proceeds of a private placement to institutional investors of $110 million 8  5 /8% Senior Notes due 2008 and a $115 million floating rate term loan due 2004. The Company continues to evaluate the most efficient use of capital and, from time to time depending upon market conditions, may seek to purchase certain of the Company’s outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

          Premcor USA relies on the Company for substantially all of its liquidity in order to meet its interest and other costs. Premcor USA is required to make interest payments on its 10 7 /8% Notes due 2005 of $9.5 million on June 1 and December 1 of each year and expects its other costs to total less than $1 million per year. Premcor USA currently pays dividends on its 11 1 /2% Exchangeable Preferred Stock in kind. In 2000, the Company returned capital of $35.5 million to Premcor USA to meet future interest payment obligations. As of December 31, 2000, cash, cash equivalents, and short-term investments owned by Premcor USA amounted to $38.9 million, and the most restrictive covenant at the Company would have allowed an additional $12 million to be returned to Premcor USA. These amounts are restricted primarily for financing costs.

          Funds generated from operating activities together with existing cash, cash equivalents and short-term investments and proceeds from asset sales are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the next year. Due to the commodity nature of its products, the Company’s operating results are subject to rapid and wide fluctuations. While the Company believes that its maintenance of large cash, cash equivalents and short-term investment balances and its operating philosophies will be sufficient to provide the Company with adequate liquidity through the next year, there can be no assurance that market conditions will not be worse than anticipated. Future working capital, discretionary capital expenditures, environmentally mandated spending and acquisitions may require additional debt or equity capital.

Credit Agreements

          In November 1999, the Company entered into a credit agreement which is primarily used for the issuance of letters of credit for the purchase of crude oil and other feedstocks and refined products. The credit agreement, which matures on June 30, 2001, allows the Company to issue letters of credit up to the lesser of $625 million or the amount of a calculated borrowing base. The borrowing base is composed of the Company’s cash and cash equivalents, eligible investments, eligible receivables and eligible petroleum inventories. Direct cash borrowings under the facility are limited to $50 million. The facility is secured by liens on substantially all of the Company’s cash and cash equivalents, receivables, crude oil, refined product inventories and other inventories and trademarks and other intellectual property. The amount available under the facility at December 31, 2000 was $625 million with approximately $378 million of the facility utilized for letters of credit. As of December 31, 2000, there were no direct cash borrowings under the credit agreement and the Company was in compliance with all covenants.

           The credit agreement contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments and contingent obligations. It also requires that the Company maintain its property and insurance, pay all taxes, comply with all applicable laws, and provide periodic information to, and conduct periodic audits on behalf of, the lenders. The Company is also required to comply with the following financial covenants: (i) the maintenance of working capital of at least $150 million; (ii) the maintenance of tangible net worth (as defined therein) of at least $150 million and (iii) the maintenance of minimum levels of balance sheet cash (as defined therein) of $50 million at all times and $75 million at the end of any month. The covenants also provide for a cumulative cash flow test (as defined) from October 1, 1999 which must not be less than zero with a beginning balance of $200 million. The credit agreement also limits the amount of future additional indebtedness that may be incurred by the Company to $75 million, subject to certain exceptions. The Company received a waiver of the tangible net worth maintenance covenant with respect to the $150 million charge related to the closure of the Blue Island refinery in January 2001. At the date of the filing, the Company is taking steps to assure that a new or extended facility is in place prior to the expiration of the current agreement.

          Also in November 1999, the Company entered into two cash-collateralized credit agreements for $50 million and $20.0 million, which expire April 30, 2001 and June 30, 2001, respectively. The $50.0 million credit agreement is for the issuance of a letter of credit to Foster Wheeler in connection with construction costs for the heavy oil upgrade project at the Port Arthur refinery (see below). At December 31, 2000, $21.3 million of this facility was utilized. The $20.0 million credit agreement is for the issuance of letters of credit for general operating uses (other than crude oil or product purchases). As of December 31, 2000 approximately $20 million of this facility was utilized. In September 2000, the Company entered into a separate $75 million cash collateralized credit agreement that expires June 30, 2001, for the issuance of letters of credit for the purchase of crude oil and product. This facility was undertaken in order to provide a temporary over-line facility during periods of abnormally high crude oil prices. At December 31, 2000, approximately $66 million of this facility was utilized. Each of the credit agreements referenced above are governed by the covenants in the Company’s primary $625.0 million credit agreement.

Port Arthur Heavy Oil Upgrade Project

          In March 1998, the Company entered into a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V. (“PMI”), an affiliate of Petroleos Mexicanos, the Mexican state oil company. As a result of this contract, the Company developed a project to upgrade the Port Arthur refinery to process primarily lower-cost, heavy sour Maya crude oil to be purchased from PMI. The heavy oil upgrade project includes the construction of new coking, hydrocracking and sulfur removal capability, and the expansion of the existing crude unit to approximately 250,000 barrels per day. In August 1999, the Company sold for $157.1 million the construction work-in-progress on the new processing units to PACC and leased the construction site for these units to PACC. The Company also sold to PACC for $2.2 million the oil supply agreement with PMI and environmental permits for the new processing units that had already been obtained by the Company. The assets were sold at fair market value, as determined by an independent engineer, which approximated cost and accordingly no gain or loss was recorded. The Company remains liable for a $15 million termination payment to PMI if the heavy oil upgrade project is terminated and an alternative long term crude oil supply agreement for the Port Arthur refinery is entered into with a company other than PMI during 30 months following the termination of the project.

          As part of the heavy oil upgrade project, the Company upgraded existing units at the Port Arthur refinery, including the expansion of the crude unit, which the Company is leasing to PACC for fair market value. The Company’s portion of the project was completed at a cost of $135 million.

          The Company entered into agreements with PACC pursuant to which the Company is obligated to provide certain operating, maintenance and other services for PACC and to purchase the output from PACC’s processing of the Maya crude oil available to it under the PMI crude oil agreement. The finished products produced by the Company as a result of the upgrade project and its arrangements with PACC are substantially similar to those historically produced by the Company. The Company expects to continue to provide services to PACC principally using its existing workforce. The Company is receiving compensation under these agreements at fair market value that is expected to be in the aggregate favorable to the Company. As a result of these agreements, PACC has become a significant supplier of partially-refined products representing approximately 200,000 barrels per day of feedstocks for the Port Arthur refinery. See Note 11. “Related Party Transactions” to the Consolidated Financial Statements for a summary of the agreements entered into between the Company and PACC.

          The project achieved substantial mechanical completion by the end of 2000 and at the date of filing is currently on time and on budget. Start-up of the project occurred in three stages, with the sulfur removal units beginning start-up operations in early November 2000, the coker beginning start-up operations in late November 2000 and the new hydrocracker beginning start-up operations in early January 2001. Performance and reliability testing of the project as a whole is expected to be completed in the second quarter of 2001, and the project as a whole is expected to be operating at full design capacity during the same quarter.

          During 2000, total purchases of partially-refined and finished products from PACC by the Refining Group under the product purchase agreement totaled $99.8 million, payments under the facility and site lease agreement totaled $2.8 million, and payments under the services and supply agreement totaled $5.7 million. See Note 11. “Related Party Transactions.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. None of the Company’s market risk sensitive instruments are held for trading.

Commodity Risk

          The Company’s earnings, cash flow and liquidity are significantly affected by a variety of factors beyond its control, including the supply of, and demand for, commodities such as crude oil, gasoline and other refined products. The demand for these refined products depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. As a result, crude oil and refined product prices fluctuate significantly, which directly impacts the Company’s net sales and operating revenues and costs of goods sold.

          The movement in petroleum prices does not necessarily have a direct long-term relationship to net income. The effect of changes in crude oil prices on the Company’s operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. The Company is required to fix the price on its crude oil purchases approximately two to three weeks prior to when the crude oil can be processed and sold. As a result, the Company is exposed to crude oil price movements during such period. In addition, in 1997 and 1998 the market value of the Company’s petroleum inventory was below original cost, which resulted in a write-down of inventory to fair market value. The write-down was fully recovered in 1999 when market values increased. The Company expects earnings will continue to be impacted by these write-downs, or recovery of write-downs, to market value.

Earnings Sensitivity

          The following table illustrates the estimated pre-tax earnings impact based on average expected operating rates, fixed price purchase commitments and inventory levels resulting from potential changes in several key refining market margin indicators and crude oil prices described below. The change in the operation of the Company’s Port Arthur refinery resulting from the heavy oil upgrade project is included herein. This analysis may differ from actual results because the Company produces many other products and uses many other feedstocks that are not reflected in these indicators.

•	Sweet crude oil cracking margins—the spread between gasoline and diesel fuel prices and input (e.g., a benchmark light sweet crude oil) costs.

•	Sweet/sour differentials—the spread between a benchmark light sour crude oil and a benchmark light sweet crude oil.

•	Heavy/light differentials—the spread between a benchmark heavy sour crude oil and a benchmark light sweet crude oil.

•	Fixed price commitments—contracts to take delivery of crude oil or to sell refined products at a future date for a fixed price.

•	Lower of cost or market adjustment—physical inventory subject to lower of cost or market adjustments while carrying value is below original cost.

	Assumed Change	Annual Barrels	Pre-tax Earnings Impact
	(per barrel)	(in millions)	(in millions)
Refining margins
Sweet crude oil cracking margin	$0.10	95	$10
Sweet/sour differentials	0.10	29	3
Heavy/light differentials	0.10	17	2
Crude oil prices
Fixed price commitments	1.00	5	5
Lower of cost or market adjustment	1.00	16	16

          The Company utilizes limited risk management tools to mitigate risk associated with fluctuations in petroleum prices on its normal operating petroleum inventories. The Company believes this policy is appropriate since inventories are required to operate the business and are expected to be owned for an extended period of time. The Company believes the cost of using such tools on an extended basis to manage normal operating petroleum inventories outweigh the benefits.

          The Company occasionally uses several strategies to minimize the impact on profitability of volatility in feedstock costs and refined product prices. These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of six months or less. In addition, the Company to a lesser extent uses energy swap agreements similar to those traded on the exchanges, such as crack spreads and crude oil options, to better match the specific price movements in the Company’s markets as opposed to the delivery point of the exchange-traded contract. These strategies are designed to minimize, on a short-term basis, the Company’s exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed and subject to internally established risk standards. The results of these hedging activities affect refining cost of sales and inventory costs. The Company does not engage in speculative futures or derivative transactions.

          A sensitivity analysis was prepared to estimate the Company’s exposure to market risk associated with derivative commodity positions. This analysis may differ from actual results. The fair value of each derivative commodity position was based on quoted futures prices. As of December 31, 2000, a 10% change in quoted futures prices would result in a $0.8 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income.

Interest Rate Risk

          The Company’s principal interest rate risk is associated with its long-term debt. The Company manages this rate risk by maintaining a high percentage of its long-term debt with fixed rates. The Company has no material principal payments due prior to 2003, but as of December 31, 2000 had the flexibility to call $411.7 million of its long-term debt, including all of its floating rate bank term loan subject to certain restrictive covenants as stated in the secured revolving credit facility agreement. A 1% change in the interest rate on all long-term debt outstanding would result in a $8.0 million change in pre-tax income. This determination is based on 1% of the Company’s total long-term debt outstanding of $796.9 million at December 31, 2000. A 1% change in interest rate on the floating rate bank term loans, which totaled $240.0 million at December 31, 2000, would result in a $2.4 million change in pre-tax income. The Company is subject to interest rate risk on this floating rate bank term loan and any direct borrowings under the Company’s credit facility. There were no borrowings under the Company’s credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is incorporated herein by reference to Part IV Item 14(a) 1 and 2, Financial Statements and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Inapplicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and executive officers of the Company and their respective ages and positions are set forth in the table below.

Name	Age	Position
Marshall A. Cohen	66	Director; Chairman of the Board

David I. Foley	33	Director

Robert L. Friedman	58	Director

Richard C. Lappin	56	Director

William C. Rusnack	56	President, Chief Executive Officer and Chief Operating Officer; Director

Ezra C. Hunt	49	Executive Vice President and Chief Financial Officer

Jeffry N. Quinn	42	Executive Vice President—Chief Administrative Officer and General Counsel

          The Board of Directors of the Company currently consists of the five directors listed above, each of whom will serve until the next annual meeting of stockholders or until a successor is duly elected. Each of the Company’s Board members also serve on the Board of Directors of Premcor USA and Premcor Inc. Mr. Stephen I. Chazen, Executive Vice President—Corporate Development and Chief Financial Officer of Occidental Petroleum Corporation, is also a director of Premcor Inc. In 2000, the Premcor Inc. Board of Directors formed the following three committees: an Audit Committee, a Finance Committee and a Compensation Committee. The Audit Committee is comprised of Messrs. Cohen (Chairman) and Foley, as well as Mr. Chazen. The Finance Committee is comprised of Messrs. Lappin (Chairman), Foley, Friedman and Rusnack, and the Compensation Committee is comprised of Messrs. Lappin (Chairman), Cohen and Friedman.

          Marshall A. Cohen has served as a director of the Company and Premcor USA since November 1997 and as Chairman since January 27, 1998. He has also served as a director of Premcor Inc. since its formation in April 1999. Mr. Cohen has served as Counsel at Cassels Brook & Blackwell since October 1996. From November 1988 to September 1996, he served as President and Chief Executive Officer of The Molson Companies Limited. Mr. Cohen also serves as a member of the Board of Directors of American International Group, Barrick Gold Corporation, GoldFarb Corporation, Golf Town, Haynes International Inc., Lafarge, SMK Speedy International, and Toronto Dominion Bank.

          David I. Foley has served as a director of the Company and Premcor USA since November 1997. He has also served as a director of Premcor Inc. since its formation in April 1999. Mr. Foley is a Principal at The Blackstone Group L.P., which he joined in 1995. Prior to joining Blackstone, Mr. Foley was a member of AEA Investors, Inc. and The Monitor Company. He currently serves on the Board of Directors of Rose Hills Company.

          Robert L. Friedman has served as a director of the Company, Premcor USA, and Premcor Inc. since July 1999. Mr. Friedman has served as a Senior Managing Director of The Blackstone Group L.P. since February 1999. From 1974 until the time he joined Blackstone, Mr. Friedman was a partner with Simpson Thacher & Bartlett, a New York law firm. He currently serves on the Board of Directors of American Axle & Manufacturing Inc., Corp Group, and Republic Technologies International Inc.

          Richard C. Lappin, has served as a director of the Company, Premcor USA, and Premcor Inc. since October 1999. Mr. Lappin has served as a Senior Managing Director of The Blackstone Group L.P. since February 1999. From 1989 to 1998, he served as President of Farley Industries, which included West Point-Pepperell, Inc., Acme Boot Company, Inc., Tool and Engineering, Inc., Magnus Metals, Inc. and Fruit of the Loom, Inc. Mr. Lappin currently serves on the Board of Directors of American Axle & Manufacturing Inc., Danka Business Systems PLC, Haynes International Inc., Imperial Home Decor Group, Inc., and Republic Technologies International Inc.

          William C. Rusnack has served as President, Chief Executive Officer, Chief Operating Officer and a director of the Company and Premcor Inc. since April 1998 and April 1999, respectively. Mr. Rusnack has served as President, Chief Executive Officer and a director of Premcor USA since April 1998. Mr. Rusnack previously served 31 years with Atlantic Richfield Corporation (“ARCO”) and was involved in all areas of its energy business, including refining operations, retail marketing, products transportation, exploration and production, and human resources. He most recently served as President of ARCO Products Company from 1993 to 1997 and was President of ARCO Transportation Company from 1990 to 1993. He has served as a director of Flowserve, a NYSE-listed corporation, since 1993.

          Ezra C. Hunt has served as Executive Vice President and Chief Financial Officer of the Company, Premcor USA and Premcor Inc. since February 2001. He was formerly Senior Vice President and Chief Financial Officer of CITGO Petroleum Corporation, a wholly-owned subsidiary of Petroleos de Venezuela, S.A. (“PDVSA”), the national oil company of Venezuela. Prior to joining CITGO, he was Senior Vice President and Chief Financial Officer of TIG Insurance Company. The majority of Mr. Hunt’s career was spent with ARCO where he held various positions including Vice President Finance, ARCO Oil & Gas Company, and Vice President—Finance, ARCO Alaska.

          Jeffry N. Quinn has served as Executive Vice President—Chief Administrative Officer and General Counsel of the Company since March 2001. From March 2000 until March 2001, he served as Executive Vice President—Legal, Human Resources and Public Affairs and General Counsel of the Company. Mr. Quinn has also served as Executive Vice President of Premcor USA and Premcor Inc. since joining the Company in March 2000. From 1995 to February 2000, Mr. Quinn served as Senior Vice President, Law and Human Resources, Secretary & General Counsel of Arch Coal, Inc., a NYSE-listed coal mining corporation.

ITEM 11. EXECUTIVE COMPENSATION

          The following table sets forth all cash compensation paid by the Company to its Chief Executive Officer and its other executive officers whose total annual compensation exceeded $100,000 for each of the years in the three-year period ended December 31, 2000.

Name and Principal Position	Annual Compensation			Other Annual Compensation(a)	All Other Compensation(b)
	Year	Salary	Bonus
William C. Rusnack	2000	$477,694	$610,000	$ —	$10,200
President and Chief Executive Officer	1999	454,808	370,000	1,535	—
	1998	300,077	270,000	—	5,746

Jeffry N. Quinn	2000	236,867	232,000	—	129,564
Executive Vice President—Chief	1999	—	—	—	—
Administrative Officer and General	1998	—	—	—	—
Counsel

Maura J. Clark	2000	214,235	—	$4,923	459,277
Executive Vice President—Corporate	1999	300,769	180,000	—	2,534
Development and Chief Financial Officer	1998	238,847	170,000	—	13,793

(a)	Represents amounts paid for unused vacation and relocation expenses.

(b)
Represents (i) amounts accrued for the account of such individuals under the Premcor Inc. Savings Plan (the “Savings Plan”) and the Supplemental Savings Plan for 1998, (ii) amounts accrued for the account of such individuals under the Savings Plan for 1999 and (iii) amounts accrued for the account of such individuals under the Savings Plan for 2000, as well as a starting bonus of $125,000 paid to Mr. Quinn upon his joining the Company on March 1, 2000 and a separation payment of $450,000 made to Ms. Clark upon her resignation from the Company effective September 1, 2000.

Stock Option Grants

          The following table sets forth information concerning grants of stock options made during the year ended December 31, 2000, to each of the named executive officers.

Name	Individual Grants(a)			Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term(c)
	Number of Securities Underlying Options Granted (#)		% of Total Options Granted To Employees In Fiscal Year	5%($)	10%($)
Jeffry N. Quinn	120,000	(b)	58%	370,732	1,128,126

(a)
All options are options to purchase shares of the common stock of Premcor Inc. All options were granted pursuant to Premcor Inc.’s 1999 Stock Incentive Plan (the “Stock Incentive Plan”). The options expire September 30, 2008 and are exercisable at a price of $9.90 per share, which was the fair market value at the date of grant. See “Short Term Performance—Stock Options” in this Item for additional information regarding the Stock Incentive Plan.

(b)
60,000 of the options granted to Mr. Quinn are time vesting options,  1 /4 of which vest on each of the first, second, third and fourth anniversaries of the date of grant. The remaining 60,000 options are performance vesting options which vest seven years from the date of the grant and which may accelerate upon the achievement of certain targeted stock prices in an initial public offering or in a change-in-control transaction.

(c)	March 1, 2000, which is the date of grant, has been used for the purposes of determining the potential realizable value since the date of the grant.

Year-End Stock Option Values

          The following table sets forth information with respect to the number and value of unexercised stock options of Premcor Inc. held by the named executive officers as of December 31, 2000.

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At FY-End(#)	Value Of Unexercised In- The-Money Options At FY-End($)
			Exercisable/Unexercisable	Exercisable/Unexercisable
William C. Rusnack	–0–	–0–	225,000/375,000	–0–/–0–
Jeffry N. Quinn	–0–	–0–	0/120,000	–0–/–0–
Maura J. Clark(a)	–0–	–0–	—/—	–0–/–0–

(a)
Ms. Clark held 250,000 options that were granted under the Stock Incentive Plan. These options were cancelled and terminated as part of Ms. Clark’s separation agreement relating to her resignation from the Company effective September 1, 2000.

Compensation Principles

          The Company’s compensation program for executive officers is designed to attract, retain and motivate such officers to enhance long-term stockholder and bondholder value. The program consists of the following three key elements:

•	A base salary;

•	A performance-based annual bonus; and

•	A long-term incentive program consisting of the grant of stock options.

          The Company’s compensation philosophy is:

•	To target base pay at median levels of an appropriate comparator group with total compensation being in line with relative performance;

•	To emphasize variable, incentive-oriented pay that rewards executives for achievement of pre-determined operating and financial objectives;

•	To place increased emphasis on variable pay and long-term incentives at higher levels in the organization;

•	To balance the focus on short-term and long-term performance; and

•	To utilize plans which are fair and understandable so that the plans drive performance and do not simply follow performance.

Short-Term Performance

Annual Base Salary

          Annual salary is designed to compensate the executive officers of the Company for their sustained individual performance. Salaries for the executive officers and certain key direct reports of the Chief Executive Officer are established on an annual basis by the Compensation Committee, typically at the first Committee meeting of the year. Individual and corporate performance are considered in determining salary amounts. For 2001, this review resulted in base salary increases for Mr. Rusnack and Mr. Quinn of 4.2% and 6.1% respectively.

Annual Incentive Bonus

          In 2000, the Company adopted the Premcor Executive Recognition Plan (the “Plan”). The Plan provides key salaried employees the opportunity to receive annual bonuses based upon the achievement of operating, financial and individual performance goals. In calendar year 2000, a total of 141 salaried employees participated in the Plan. Under the Plan each participant has a target bonus, which is expressed as a fixed percentage of base pay. These target bonus opportunities range from 37.5% to 150% of annual base pay. The target bonus opportunity for Mr. Rusnack is 150% of annual base pay while the opportunity for Mr. Hunt and Mr. Quinn is 100% of annual base pay.

          Target bonus opportunities are divided into two components, an objective performance component and a personal performance component. The relative weighting of these components varies according to a Plan participant’s opportunity to impact business results. Plan participants in roles having greater accountability for overall business and financial performance have a greater percentage of target bonus opportunity tied to the objective performance component. Those Plan participants with greater tactical accountability have a greater percentage of their target bonus opportunity tied to the personal performance component. For the Company’s executive officers, 70% of their bonus is based on objective performance measures and the remaining 30% is based upon personal performance.

Objective Performance Component

          The objective performance component is measured against pre-established operating and performance parameters that are both market sensitive and non-market sensitive. Refinery participants, including corporate direct reports located at the refineries, have a significant percentage of their objective award tied to the performance of their refinery. Objective awards of the corporate participants are tied to the performance of the Company as a whole.

          Depending upon the performance of specific refineries and the Company as a whole, Plan participants can earn 0% to 150% of the objective performance component of their target bonus. Each objective has a “threshold,” “target” and “maximum” performance level and a corresponding earned bonus level. Generally, 20% of the bonus dollars available for each objective are earned upon achieving the “threshold” levels of performance. Actual bonuses increase significantly with improved performance. Surpassing target levels yields increases in payouts up to 150% of the targeted bonus levels. Generally, the correlation between performance and pay out is such that incremental performance improvement beyond target performance levels yields a correspondingly greater increase in bonuses than does an improvement in performance at levels less than target.

Personal Performance Component

          The personal performance component is based upon the accomplishment of goals set collaboratively by the participant and their supervisor or in the case of Mr. Rusnack, the Board of Directors. Personal performance awards are paid out of a personal performance pool. The pool is funded by achieving threshold levels of performance in each of the objective performance areas. The personal performance pool is funded as each threshold is achieved. The personal performance pool is allocated Company-wide among refineries and general office departments. A participant’s actual personal performance award can be up to 150% of the target amount.

Annual Bonuses for Calendar Year 2000

          For 2000, corporate performance was determined by a weighting of the following three performance measures: (i) cash flow, (ii) costs, which for such purpose means operating expenses, excluding energy costs, plus general and administrative expenses, and (iii) a measure of gross margin which utilizes a constant price set and constant energy cost (referred to as the “Premcor Value Index”). Annual bonuses with respect to calendar year 2000 for Mr. Rusnack and Mr. Quinn were 133.3% and 82.1% of base pay, respectively.

Stock Options

          The Premcor Inc. 1999 Stock Incentive Plan (the “Stock Incentive Plan” or “Plan”) is a long-term incentive plan designed to attract and retain executive officers and other selected employees whose skills and talents are important to the operations of Premcor Inc. and its subsidiaries, including the Company. Under the Plan, executive officers and other employees of Premcor Inc. and its subsidiaries are eligible to receive awards of options to purchase shares of the common stock of Premcor Inc.

           The Compensation Committee administers the Stock Incentive Plan. Subject to the provisions of the Stock Incentive Plan, the Committee is authorized to determine who may participate in the Stock Incentive Plan, the number and types of awards made to each participant, and the terms, conditions, requirements, and limitations applicable to each award. Awards may be granted singularly or in combination. Awards may also be made in combination or in tandem with, in replacement of, or as alternatives to, grants or rights under any other employee plan of Premcor Inc. and its subsidiaries. Subject to certain limitations, Premcor Inc.’s Board of Directors is authorized to amend, modify or terminate the Stock Incentive Plan to meet any changes in legal requirements or for any other purpose permitted by law.

          Options granted under the Plan to executive officers and other employees are either time vesting or performance vesting options. The time vesting options granted to executive officers in 2000 vest over a four year period from the date of grant. The performance vesting options granted to executive officers in 2000 vest on the seventh anniversary of the date of grant, provided, however, that such vesting may accelerate following a public offering of Premcor Inc.’s common stock or upon a change in control of Premcor Inc. if certain per share prices of Premcor Inc.’s common stock are achieved. The accelerated vesting schedule is as follows:

Average Closing Price Per Share of Capital Stock for Any 180 Consecutive Days; or Change in Control Price	% of Shares With Respect to Which Option is Exercisable
Below $12.00	0%
$12.00–$14.99	10%
$15.00–$17.99	20%
$18.00–$19.99	30%
$20.00–$24.99	50%
$25.00–$29.99	75%
Above $29.99	100%

          In the event of a change of control of Premcor Inc., the Board with respect to any option award may take actions that cause (i) the acceleration of the award, (ii) the payment of a cash amount in exchange for the cancellation of the award and/or (iii) the issuance of substitute awards that will substantially preserve the value, rights and benefits of any affected awards.

          Options in an aggregate amount of 2,215,250 shares of Premcor Inc.’s common stock may be awarded under the Stock Incentive Plan, either from authorized, unissued shares which have been reserved for such purpose or from authorized, issued shares acquired by or on behalf of Premcor Inc. The current aggregate amount of stock available to be awarded is subject to a stock dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of stock. As of December 31, 2000, 1,659,800 stock options were outstanding at an exercise price of $9.90 per share and 122,500 stock options were outstanding at an exercise price of $15.00 per share. All options were granted at an exercise price equal to the fair market value of Premcor Inc.’s common stock as of the date of grant. All options expire no more than ten years after the date of grant.

Other Executive Officer Benefits and Agreements

Employment Agreement with William C. Rusnack

          The Company entered into an employment agreement with William C. Rusnack dated April 15, 1998, pursuant to which Mr. Rusnack agreed to serve as Chief Executive Officer and President of the Company. The agreement has an initial term of four years, provided that if neither Mr. Rusnack nor the Company gives 30 days notice prior to the expiration of the initial term or any anniversary date thereafter, then the Agreement shall automatically extend for successive one-year periods. In the event of a Change in Control (as defined therein), the agreement remains in effect until at least the second anniversary of the Change in Control. The agreement provides for an annual base salary of not less than $415,000. In the event Mr. Rusnack’s employment is terminated by the Company without Cause (as defined therein), terminated by Mr. Rusnack for Good Reason (as defined therein), or terminated at the end of any term because the Company provided notice of its desire not to renew the agreement, then Mr. Rusnack shall be entitled to receive (i) a lump sum equal to the product of (a) three and (b) the sum of his base salary and target bonus, (ii) job relocation counseling services, and (iii) continued participation for up to one year in all life insurance and welfare programs in which he participated immediately prior to his termination.

Employment Agreement with Jeffry N. Quinn

          The Company entered into an employment agreement with Jeffry N. Quinn dated March 1, 2000, pursuant to which Mr. Quinn agreed to serve as Executive Vice President—Legal, Human Resources, and Public Affairs and General Counsel of the Company. The agreement has an initial term of three years, provided that if neither Mr. Quinn nor the Company gives 60 days notice prior to the expiration of the initial term or any anniversary date thereafter, then the agreement shall automatically extend for successive one-year periods. The agreement provides for an annual base salary of not less than $282,500, a maximum bonus opportunity equal to 150% of his base salary and a target bonus equal to 100% of his base salary. In the event Mr. Quinn’s employment is terminated by the Company without Cause (as defined therein), terminated by Mr. Quinn for Good Reason (as defined therein), or is terminated at the end of any term because the Company provided notice of its desire not to renew the agreement, then Mr. Quinn shall be entitled to receive an amount, payable over a 24 month period, which is equal to the product of (a) two and (b) the sum of his base salary and target bonus; provided, however, that if such termination occurs after a Change in Control (as defined therein), he shall receive a lump sum equal to the product of (a) three and (b) the sum of his base salary and target bonus. Upon any such termination, Mr. Quinn shall also receive job relocation counseling services for up to 18 months and continued participation for up to one year in all life insurance and welfare programs in which he participated immediately prior to his termination.

Employment Agreement with Ezra C. Hunt

          The Company entered into an employment agreement with Ezra C. Hunt dated February 26, 2001, pursuant to which Mr. Hunt agreed to serve as Executive Vice President and Chief Financial Officer of the Company. The agreement has an initial term of three years, provided that if neither Mr. Hunt nor the Company gives 90 days notice prior to the expiration of the initial term or any anniversary date thereafter, then the agreement shall automatically extend for successive one-year periods. The agreement provides for an annual base salary of not less than $375,000, a maximum bonus opportunity equal to 150% of his base salary and a target bonus equal to 100% of his base salary (with a minimum bonus of $236,950 and $100,000 for 2000 and 2001, respectively). Mr. Hunt also received a starting bonus of $100,000 and an option to purchase 120,000 shares of the common stock of Premcor Inc. under the Stock Incentive Plan. In the event Mr. Hunt’s employment is terminated by the Company without Cause (as defined therein), terminated by Mr. Hunt for Good Reason (as defined therein), or is terminated at the end of any term because the Company provided notice of its desire not to renew the agreement, then Mr. Hunt shall be entitled to receive an amount, payable over a 24 month period, which is equal to the product of (a) two and (b) the sum of his base salary and target bonus; provided, however, that if such termination occurs after a Change in Control (as defined therein), he shall receive a lump sum equal to the product of (a) three and (b) the sum of his base salary and target bonus. Upon any such termination, Mr. Hunt shall also receive job relocation counseling services for up to 18 months and continued participation for up to one year in all life insurance and welfare programs in which he participated immediately prior to his termination.

Premcor Savings Plan

          The Premcor Savings Plan (the “Savings Plan”), which became effective in 1989, permits employees to make before-tax and after-tax contributions and provides for employer incentive matching contributions. Executive officers participate in the plan on the same terms as other eligible employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under the plan.

          Under the Savings Plan, each employee of the Company (and such other related companies as may adopt the Savings Plan) who has completed at least six months of service may become a participant. Participants are permitted to make before-tax contributions to the Savings Plan, effected through payroll deduction, of from 1% to 15% of their compensation. The Company makes matching contributions equal to 200% of a participant’s before-tax contributions for up to 3% of compensation. Additionally, for represented employees at the Port Arthur and Lima refineries, the Company makes matching contributions equal to 100% of a participants before-tax contributions between 4% and 6% of compensation. Participants are also permitted to make after-tax contributions through payroll deduction, of from 1% to 5% of compensation, which are not matched by employer contributions; provided that before-tax contributions and after-tax contributions, in the aggregate, may not exceed the lesser of 15% of compensation or $10,500 in 2001. All employer contributions for non-union represented employees are fully vested from the onset of the employee’s eligibility in the plan. Subject to certain restrictions, employees may make loans or withdrawals of employee contributions during the term of their employment.

Other Employee Benefits and Agreements

Phantom Performance Shares

          In 2000, the Compensation Committee adopted a long-term incentive plan pursuant to which certain key employees of Premcor Inc. and its subsidiaries are eligible to receive grants of performance units. This plan rewards participants for achieving pre-defined operating and financial performance goals over a three-year performance cycle. For the performance cycle beginning January 1, 2001 and ending on December 31, 2003, the Company’s executive officers are not participating in this plan.

          For the performance cycle beginning January 1, 2001, the Compensation Committee granted 211,200 performance units. Performance units can be earned based upon achievement of certain cash flow and Premcor Value Index performance objectives. At the conclusion of the performance cycle, the performance units are valued at the fair market value of a share of Premcor Inc.’s common stock and paid out in cash. At the election of the Committee, the pay out can be made, however, in grants of common stock. One-third of the performance shares vest on each of the first, second and third anniversaries of the date of grant, provided, however, that the portion of such shares to vest in a given year accelerates upon a change in control of the Company.

Change-In-Control Agreements

          In 2000 the Company entered into change-in-control agreements with sixteen key employees (individually, an “Employee”) of the Company other than its executive officers. Each agreement has an initial term of three years, provided that if neither the Employee nor the Company gives 12 months notice prior to the expiration of the initial term or any extension thereof, then the agreement shall automatically extend for an additional two-year period. In the event of a Change in Control (as defined therein), each agreement shall remain in effect until at least the second anniversary of the Change in Control. In the event that an Employee’s employment is terminated by the Company without Cause (as defined therein) or is terminated by the Employee for Good Reason (as defined therein), then the Company shall pay the Employee his base salary during the one-year period following such termination, plus a pro-rata portion of Employee’s annual target bonus for the year in which the termination occurs. In the event such termination occurs in connection with or after a Change in Control, the Employee shall receive (i) a lump sum equal to the product of (a) two and (b) the sum of his salary and target bonus, plus (ii) a pro-rata portion of his annual target bonus for the year in which the termination occurs. If the Employee’s employment is terminated for the reasons set forth above, the Employee will also receive continued medical and other welfare benefits, as well as outplacement services.

Director Compensation

          Except for Mr. Cohen, the Company’s directors did not receive any compensation for their services as directors for 2000. In 1999, for his past and future services as a director of the Company, Premcor USA and Premcor Inc., Mr. Cohen received a one-time grant of 65,656 shares of common stock of Premcor USA, which were subsequently converted into shares of Premcor Inc. He also received a one-time grant of an option to purchase 50,505 shares of common stock of Premcor Inc. at an exercise price of $9.90 per share, which was the fair market value on the date of grant. All directors were reimbursed for their out-of-pocket expenses. See Item 10. “Directors and Executive Officers of the Registrant” for additional information regarding the Company’s directors.

Compensation Committee Interlocks and Insider Participation

          The following individuals served as members of Premcor Inc.’s Compensation Committee, which was formed in 2000: Messrs. Lappin (Chairman), Cohen and Friedman. None of the Committee members are, or at any time have been officers or employees of Premcor Inc. or any of its subsidiaries. Messrs. Lappin and Friedman are members of Blackstone Management Associates III L.L.C. See Item 13. “Certain Relationships and Related Transactions” for additional information regarding the relationship between the Company and Blackstone.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          All of the Company’s common stock is owned by Premcor USA, which is wholly owned by Premcor Inc. The following table sets forth certain information concerning the beneficial ownership of the Common Stock and Class F Common Stock of Premcor Inc., as of March 1, 2001 by: (i) each person who is known by the Company to be a beneficial owner of more than 5% of the common stock of Premcor Inc., (ii) each director and each executive officer who is the beneficial owner of shares of common stock of Premcor Inc., and (iii) all directors and executive officers as a group.

Name and Address	Title of Class	Number of Shares	Percent of Class	Percent of Total Voting Power(a)
Blackstone Management Associates III L.L.C.(b)	Common	27,817,103	96.7%	79.1%
345 Park Avenue New York, NY 10154
Marshall A. Cohen(c)	Common	116,161	0.4	0.3
William C. Rusnack(c)	Common	300,000	1.0	0.9
Jeffry N. Quinn(c)	Common	15,000	0.1	0.1
Occidental Petroleum Corporation(d)	Class F Common	6,371,010	100.0	18.1
10889 Wilshire Boulevard Los Angeles, California 90024
All directors and executive officers as a group(e)	Common	431,161	1.5	1.2

(a)	Represents the percentage of total voting power of all shares of common stock beneficially owned by the named stockholder.

(b)
Blackstone owns 25,387,103 shares of common stock as follows: 20,255,137.891 shares by Blackstone Capital Partners III Merchant Banking Fund L.P., 3,608,734.323 shares by Blackstone Offshore Capital Partners III L.P. and 1,523,231.716 shares by Blackstone Family Investment Partnership III L.P., each of which Blackstone Management Associates III L.L.C. is the general partner having voting and dispositive power. Blackstone also owns warrants representing the right to purchase 2,430,000 shares of Premcor Inc.

(c)
Includes the following shares which such persons have or will have within 60 days of March 1, 2001, the right to acquire upon the exercise of stock options: Mr. Cohen—50,505; Mr. Rusnack—300,000; and Mr. Quinn—15,000.

(d)
Oxy owns 6,101,010 shares of Class F Common Stock of Premcor Inc. Oxy also owns warrants representing the right to purchase 30,000 shares of a subsidiary of Premcor Inc. Oxy has the right to exchange such shares for 270,000 shares of Class F Common Stock of Premcor Inc.

(e)
Richard C. Lappin, David I. Foley and Robert L. Friedman, all directors of Premcor Inc., are designees of Blackstone Management Associates III L.L.C., which has investment and voting control over the shares held or controlled by Blackstone and as such may be deemed to share beneficial ownership of the shares held or controlled by Blackstone. Stephen I. Chazen, a director of Premcor Inc., is an executive officer of Occidental Petroleum Corporation and to the extent he may be deemed to be a control person of Occidental Petroleum Corporation may be deemed to be a beneficial owner of shares of common stock owned by Occidental Petroleum Corporation. Each of such persons disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company accrues a monitoring fee equal of $2.0 million per annum due to an affiliate of Blackstone. Affiliates of Blackstone may in the future receive customary fees for advisory services rendered to the Company. Such fees will be negotiated from time to time with the independent members of the Company’s board of directors on an arm’s-length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services. As of December 31, 2000, the Company had an accrued liability for monitoring fees of $2.8 million.

          The Company returned capital of $35.5 million in 2000 to Premcor USA to facilitate Premcor USA’s payment of interest on its debt.

          As of December 31, 2000, the Company had a payable to Premcor Inc. for management fees paid by Premcor Inc. on the Company’s behalf of $3.8 million.

          In conjunction with the supply agreement with CRE, the Company’s billings to CRE in 2000 totaled $1,224.9 million of which $972.0 million were product sales and $252.9 million were Federal excise and state motor fuel taxes that the Company collected and then remitted to governmental agencies. The taxes were not included in “Net sales and operating revenue,” “Cost of sales,” or “Operating expenses.” The Company had a $33.1 million receivable from CRE as of December 31, 2000.

          At December 31, 2000, as per the services and supply agreement, the Company had a receivable from PACC of $17.3 million and a payable to PACC for $16.6 million. The Company had a payable to PACC of $33.8 million as per the product purchase agreement as of December 31, 2000. The Company also had a receivable from affiliate of $12.8 million as per the ancillary equipment lease agreement as of December 31, 2000. See Note 11. “Related Party Transactions” to the Consolidated Financial Statements.

          The Company is included in the consolidated U.S. federal income tax return filed by Premcor Inc. The Company has entered into a tax sharing agreement with Premcor Inc. and the other members of its consolidated group pursuant to which it has agreed to pay to Premcor Inc. its respective share of the Premcor Inc. consolidated group’s federal income tax liability, which is determined on a separate return basis with adjustments necessary to reflect the effect of consolidated tax return allocations and limitations.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) 1. and 2. Financial Statements

          The financial statements filed as a part of the Report on Form 10-K are listed in the accompanying index to financial statements. There are no financial statement schedules.

          3. Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) effective as of February 1, 1993 (filed herewith)

3.2	Certificate of Amendment to Certificate of Incorporation of The Premcor Refining Group Inc.
(f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) effective as of September 30, 1993 (filed herewith)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of The Premcor Refining
Group Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation)
effective as of May 9, 2000 (filed herewith)

3.4	By-laws of The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and
Clark Oil & Refining Corporation) (Incorporated by reference to Exhibit 3.2 filed with the
Company’s Registration Statement on Form S-1 (Registration No. 33-28146))

4.1	Indenture dated as of August 10, 1998 between The Premcor Refining Group Inc. (f/k/a Clark
Refining & Marketing, Inc. and Clark Oil & Refining Corporation) and Bankers Trust
Company, as Trustee, including the form of the 8 5 /8% Senior Notes due 2008 (Incorporated by reference to Exhibit 4.1 filed with the Company’s Form S-4 (Registration No. 333-64387))

4.2	Indenture between The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc.
and Clark Oil & Refining Corporation) and NationsBank of Virginia, N.A. including the form of 9 1 /2% Senior Notes due 2004 (Incorporated by reference to Exhibit 4.1 filed with the
Company’s Registration Statement on Form S-1 (File No. 33-50748))

4.3	Supplemental Indenture between The Premcor Refining Group Inc. (f/k/a Clark Refining &
Marketing, Inc. and Clark Oil & Refining Corporation) and NationsBank of Virginia, N.A.,
dated February 17, 1995 (Incorporated by reference to Exhibit 4.6 filed with the Company’s
Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 33-59144))

4.4	Indenture between The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc.
and Clark Oil & Refining Corporation) and Bankers Trust Company, dated as of November
21, 1997, including the form of 8 3 /8% Senior Notes due 2007 (Incorporated by reference to
Exhibit 4.5 filed with the Company’s Registration Statement on Form S-4 (Registration No.
333-42431))

4.5	Indenture between The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc.
and Clark Oil & Refining Corporation) and Marine Midland Bank, dated as of November 21,
1997, including the form of 8 7 /8% Senior Subordinated Notes due 2007 (Incorporated by
reference to Exhibit 4.6 filed with the Company’s Registration Statement on Form S-4
(Registration No. 333-42431))

4.6	Supplemental Indenture between The Premcor Refining Group Inc. (f/k/a Clark Refining &
Marketing, Inc. and Clark Oil & Refining Corporation) and Marine Midland Bank, dated as of November 21, 1997 (Incorporated by reference to Exhibit 6.1 filed with the Company’s
Registration Statement on Form S-4 (Registration No. 333-42431))

Exhibit Number	Description
10.1	Amended and Restated Credit Agreement, dated as of November 19, 1999, among The
Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil &
Refining Corporation), Bankers Trust Company, as Administrative and Collateral Agent, The
Toronto-Dominion Bank, as Syndication Agent, BankBoston, N.A., as Documentation Agent,
and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.10 filed with the Company’s Annual Report on Form 10-K for the year ended December 31,
1999) (File No. 1-11392)

10.2	Letter of Credit Reimbursement Agreement, dated as of September 28, 2000 between The
Premcor Refining Group Inc. and Bankers Trust Company, as Issuing Bank (Incorporated by
reference to Exhibit 10.0 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-11392)

10.3	First Amended and Restated Credit Agreement, dated as of August 10, 1998, among The
Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil &
Refining Corporation), as Borrower, Goldman Sachs Credit Partners L.P., as Arranger,
Syndication Agent and Administrative Agent, and State Street Bank & Trust Company of
Missouri, N.A., as Paying Agent (Incorporated by reference to Exhibit 10.15 filed with the
Company’s Registration Statement on Form S-4 (Registration No. 333-64387))

10.4	Premcor Inc. (f/k/a Clark Refining Holdings Inc.) 1999 Stock Incentive Plan (Incorporated
by reference to Exhibit 10.20 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999) (File No. 1-11392)

10.5	The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil &
Refining Corporation) Savings Plan, as amended and restated effective as of October 1, 1989
(Incorporated by reference to Exhibit 10.6 filed with the Company’s Annual Report on Form
10-K for the year ended December 31, 1989 (Commission File No.1-11392))

10.6	Amendment to The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and
Clark Oil & Refining Corporation) Savings Plan dated July 6, 1999 (Incorporated by reference to Exhibit 10.22 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999) (File No. 1-11392)

10.7	Amendment to The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and
Clark Oil & Refining Corporation) Savings Plan dated December 30, 1999 (Incorporated by reference to Exhibit 10.23 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999) (File No. 1-11392)

10.8	Premcor Inc. Long Term Incentive Plan (filed herewith)

10.9	Employment Agreement of William C. Rusnack (Incorporated by reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-4 (Registration No. 333-64387))

10.10	Employment Agreement, dated as of March 1, 2000, between The Premcor Refining Group
Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) and Jeffry
N. Quinn (Incorporated by reference to Exhibit 10.20 filed with the Company’s Annual
Report on Form 10-K for the year ended December 31, 1999) (File No. 1-11392)

10.11	Employment Agreement, dated as of February 26, 2001 between The Premcor Refining Group Inc. and Ezra C. Hunt (filed herewith)

10.12	Form of Change-In-Control, Severance and Retention Agreement between Premcor Inc. and sixteen of its officers and other key employees (other than its executive officers) (filed herewith)

Exhibit Number	Description
10.13	Services and Supply Agreement between The Premcor Refining Group Inc. (f/k/a Clark
Refining & Marketing, Inc. and Clark Oil & Refining Corporation) and Port Arthur Coker
Company L.P. dated August 19, 1999 (Incorporated by reference to Exhibit 10.32 filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1999) (File
No. 1-11392)

10.14	Product Purchase Agreement between The Premcor Refining Group Inc. (f/k/a Clark Refining
& Marketing, Inc. and Clark Oil & Refining Corporation) and Port Arthur Coker Company
L.P. dated August 19, 1999 (Incorporated by reference to Exhibit 10.33 filed with the
Company’s Annual Report on Form 10-K for the year ended December 31, 1999) (File No.
1-11392)

10.15	Asset Contribution and Recapitalization Agreement by and among Premcor USA Inc. (f/k/a
Clark USA, Inc.), The Premcor Refining Group Inc. (f/k/a/ Clark Refining & Marketing, Inc.),
Clark Retail Enterprises, Inc. (f/k/a OTG (Holdings), Inc. and OTG Inc.) and CM Acquisition,
Inc., dated as of May 8, 1999. (Incorporated by reference to Exhibit 10.0 filed with The
Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc.) Form 10-Q for the
quarter ended March 31, 1999 (Commission File No. 1-11392)

10.16	Amendment to Asset Contribution and Recapitalization Agreement by and among Premcor
USA Inc. (f/k/a Clark USA, Inc.), The Premcor Refining Group Inc. (f/k/a/ Clark Refining &
Marketing, Inc.), Clark Retail Enterprises, Inc. (f/k/a OTG (Holdings), Inc. and OTG, Inc.)
and CM Acquisition, Inc., dated as of July 8, 1999 (filed herewith)

24	Power of Attorney (filed herewith)

99	Schedule Reflecting Name Changes of Company and its Affiliates Effective in Year 2000 (filed herewith)

           (b) Reports on Form 8-K

          A report on Form 8-K dated January 17, 2001 (announcing that the Company would permanently close its Blue Island, Illinois refinery at the end of January 2001) was filed by the Company during the period covered by this report and up to and including the date of filing of this report.

INDEX TO FINANCIAL STATEMENTS

Page
The Premcor Refining Group Inc. and Subsidiaries:
Annual Financial Statements
Independent Auditors’ Report	42
Consolidated Balance Sheets as of December 31, 1999 and 2000	43
Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000	44
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000	45
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 1998, 1999 and 2000	46
Notes to Consolidated Financial Statements	47

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of The Premcor Refining Group Inc.:

          We have audited the accompanying consolidated balance sheets of The Premcor Refining Group Inc. and subsidiaries (the “Company”) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

St. Louis, Missouri
February 13, 2001

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in millions except share data)

	Reference Note	December 31,
		1999	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$ 284.9	$ 214.8
Short-term investments	4	1.4	1.7
Accounts receivable	4	197.1	250.4
Receivable from affiliates	11	7.4	37.1
Inventories	5	252.2	334.7
Prepaid expenses and other		37.1	34.1

Total current assets		780.1	872.8
PROPERTY, PLANT, AND EQUIPMENT, NET	6	615.3	706.1
OTHER ASSETS	7	118.4	117.2
NOTE RECEIVABLE FROM AFFILIATE	11	—	4.9

		$1,513.8	$1,701.0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	8	$ 331.1	$ 418.4
Payable to affiliates	11	26.9	90.8
Accrued expenses and other	9	73.4	64.8
Accrued taxes other than income		39.4	37.1

Total current liabilities		470.8	611.1
LONG-TERM DEBT	9	794.9	796.9
OTHER LONG-TERM LIABILITIES	12	64.8	65.5
CONTINGENCIES	16	—	—
STOCKHOLDER’S EQUITY:
Common stock ($.01 par value per share; 1,000 shares authorized and 100 shares issued and outstanding)		—	—
Paid-in capital	11	194.7	159.2
Retained earnings (deficit)		(11.4)	68.3

Total stockholders’ equity		183.3	227.5

		$1,513.8	$1,701.0

The accompanying notes are an integral part of these statements.

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)

	Reference Note	For the year ended December 31,
		1998	1999	2000
NET SALES AND OPERATING REVENUES		$3,580.5	$4,520.3	$7,311.8
EXPENSES:
Cost of sales		(3,115.1)	(4,102.0)	(6,586.5)
Operating expenses		(341.6)	(402.0)	(459.3)
General and administrative expenses		(50.0)	(48.3)	(51.6)
Depreciation		(28.7)	(36.0)	(37.0)
Amortization	7	(25.7)	(27.0)	(34.7)
Inventory recovery (write-down) to market	5	(86.6)	105.8	—

		(3,647.7)	(4,509.5)	(7,169.1)
GAIN ON SALE OF PIPELINE INTERESTS	3	69.3	—	—

OPERATING INCOME		2.1	10.8	142.7
Interest expense and finance income, net	9	(51.0)	(61.5)	(61.1)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(48.9)	(50.7)	81.6
Income tax (provision) benefit	13	12.9	16.2	(1.9)

INCOME (LOSS) FROM CONTINUING OPERATIONS		(36.0)	(34.5)	79.7
Discontinued operations, net of income taxes (1999—$2.7 tax benefit, 1998—$9.2 tax provision)	3	15.1	(4.3)	—
Gain on disposal of discontinued operations, net of taxes of $23.3	3	—	36.6	—

NET INCOME (LOSS)		$ (20.9)	$ (2.2)	$ 79.7

The accompanying notes are an integral part of these statements.

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the year ended Deccember 31,
	1998	1999	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (20.9)	$ (2.2)	$ 79.7
Discontinued operations	(15.1)	4.3	—
Adjustments:
Depreciation	28.7	36.0	37.0
Amortization	28.2	33.5	42.8
Affiliate note receivable	—	—	(4.9)
Deferred income taxes	(10.9)	8.2	(7.5)
Gain on disposition of retail marketing operations and pipeline interests	(69.3)	(36.6)	—
Inventory recovery (write-down) to market	86.6	(105.8)	—
Other	5.8	19.1	(1.8)
CASH PROVIDED BY (REINVESTED IN) WORKING CAPITAL—
Accounts receivable, prepaid expenses and other	(45.5)	(68.8)	(50.3)
Inventories	(125.5)	122.6	(82.5)
Accounts payable, accrued expenses, taxes other than income and other	75.0	90.8	121.7

Net cash provided by (used in) operating activities of continuing operations	(62.9)	101.1	134.2
Net cash provided by (used in) operating activities of discontinued operations	18.2	(24.8)	—

Net cash provided by (used in) operating activities	(44.7)	76.3	134.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant, and equipment	(101.3)	(214.7)	(128.3)
Expenditures for turnaround	(28.3)	(77.9)	(31.5)
Refinery acquisition expenditures	(175.0)	—	—
Proceeds from sale of assets	76.4	248.5	0.5
Proceeds from transfer of assets to Port Arthur Coker Company L.P.	—	157.1	—
Purchases of short-term investments	(3.2)	(3.2)	(1.7)
Sales and maturities of short-term investments	13.6	2.9	1.5
Discontinued operations	(12.1)	(1.8)	—

Net cash provided by (used in) investing activities	(229.9)	110.9	(159.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt payments	(6.7)	(3.3)	(7.3)
Proceeds from issuance of long-term debt	224.7	—	—
Capital contribution returned	(15.0)	(39.5)	(35.5)
Deferred financing costs	(9.0)	(7.0)	(2.0)

Net cash provided by (used in) financing activities	194.0	(49.8)	(44.8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80.6)	137.4	(70.1)
CASH AND CASH EQUIVALENTS, beginning of period	228.1	147.5	284.9

CASH AND CASH EQUIVALENTS, end of period	$ 147.5	$ 284.9	$ 214.8

The accompanying notes are an integral part of these statements.

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Total
Balance—January 1, 1998	$—	$249.2	$ 11.7	$260.9
Capital contribution returned	—	(15.0)	—	(15.0)
Net loss	—	—	(20.9)	(20.9)

Balance—December 31, 1998	—	234.2	(9.2)	225.0
Capital contribution returned	—	(39.5)	—	(39.5)
Net loss	—	—	(2.2)	(2.2)

Balance—December 31, 1999	—	194.7	(11.4)	183.3
Capital contribution returned	—	(35.5)	—	(35.5)
Net income	—	—	79.7	79.7

Balance—December 31, 2000	$—	$159.2	$ 68.3	$227.5

The accompanying notes are an integral part of these statements.

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 1998, 1999, and 2000
(Tabular dollar amounts in millions of US dollars)

1. Nature of Business

          The Premcor Refining Group Inc., a Delaware corporation formerly known as Clark Refining & Marketing, Inc., and its subsidiaries (collectively the “Refining Group” or the “Company”) is wholly owned by Premcor USA Inc., a Delaware corporation formerly Clark USA, Inc. (“Premcor USA”), which is a wholly owned subsidiary of Premcor Inc. formerly Clark Refining Holdings Inc. (“Premcor Inc”). The Refining Group’s principal operations include the refining of crude oil into gasoline, diesel fuel, jet fuel and other petroleum products. The Company also sold petroleum products and convenience store items in retail stores in the central United States until July 8, 1999, when the Company sold its retail marketing operations. Accordingly, the retail marketing operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

          The Company’s earnings and cash flows from operations are primarily dependent upon processing crude oil and selling quantities of refined petroleum products at margins sufficient to cover operating expenses. Crude oil and refined petroleum products are commodities, and factors largely out of the Company’s control can cause prices to vary, in a wide range, over a short period of time. This potential margin volatility can have a material effect on financial position, current period earnings, and cash flows.

          The Company changed its name effective May 10, 2000 pursuant to the terms of a 1999 transaction with Apollo Management L.P. in which the Company sold the retail marketing division as well as the Clark trade name. See Note 3. “Acquisition and Dispositon” for a description of the disposition of the retail marketing division.

2. Summary of Significant Accounting Policies

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of The Premcor Refining Group Inc. and its wholly owned subsidiaries, principally The Premcor P.A. Pipeline Co. (formerly Clark Port Arthur Pipeline, Inc.), a Delaware corporation, and Premcor Investments Inc. (formerly Clark Investments, Inc.) a Nevada corporation. The Company consolidates the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest. Investments in companies in which the Company owns 20 percent to 50 percent voting control are generally accounted for by the equity method. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

          Revenue from sales of products is recognized upon transfer of title, based upon the terms of delivery.

Inventories

          Inventories are stated at the lower of cost or market. Cost is determined under the last-in, first-out (“LIFO”) method for hydrocarbon inventories including crude oil, refined products, and blendstocks. The cost of warehouse stock and other inventories is determined under the first-in, first-out (“FIFO”) method.

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

Process units, buildings, and oil storage & movement	25 to 30 years
Office equipment and furniture	10 years
Computer and computer equipment	3 to 5 years
Autos	3 years

          Expenditures for maintenance and repairs are expensed as incurred. Expenditures for major replacements and additions are capitalized. Gains and losses on assets depreciated on an individual basis are reflected in current operating income. Upon disposal of assets depreciated on a group basis, unless unusual in nature or amount, residual cost less salvage is charged against accumulated depreciation.

          The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred Turnaround

          A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and occurs approximately every three to five years. Turnaround costs include actual direct and contract labor, and material costs incurred for the overhaul, inspection, and replacement of major components of refinery processing and support units performed during turnaround. Turnaround costs, which are included in “Other Assets,” are amortized on a straight-line basis over the period until the next scheduled turnaround, beginning the month following completion. The amortization of the turnaround costs is presented as “Amortization” in the consolidated statements of operations.

          The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) has issued an exposure draft of a proposed statement of position (“SOP”) entitled “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.” If adopted as proposed, this SOP will require companies to expense as incurred turnaround costs, which it terms as “the non-capital portion of major maintenance costs.” Adoption will require that any existing unamortized turnaround costs be expensed immediately. If this proposed change were in effect at December 31, 2000, the Company would have been required to write off unamortized turnaround costs of approximately $94 million. Unamortized turnaround costs will change in 2001 as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2002 and would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

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

Income Taxes

          The Company is included in the consolidated U.S. federal income tax return filed by Premcor Inc. The Company computes its provision on a separate company basis with adjustments necessary to reflect the effect of consolidated tax return allocations and limitations. Deferred taxes are classified as current or noncurrent depending on the classification of the assets and liabilities to which the temporary differences relate. Deferred taxes arising from temporary differences that are not related to a specific asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company records a valuation allowance when necessary to reduce the net deferred tax asset to an amount expected to be realized.

Stock Based Compensation Plan

          The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) which generally requires recognizing compensation cost based upon the intrinsic value of the equity instrument awarded at the date granted. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments, but alternatively allows companies to disclose such impact in their footnotes. The Company has elected to adopt the footnote disclosure method.

Fair Value of Financial Instruments

          Cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these items. See Footnote 9 “Long-Term Debt” for determination of fair value of long-term debt.

New Accounting Standards

          In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” which delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities” which amended various provisions of SFAS No. 133. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position or results of operations because the Company currently marks to market all financial instruments used in the implementation of the Company’s hedging strategies.

3. Acquisition and Disposition

          In December 1999, the Refining Group sold 15 distribution terminals to Motiva Enterprises L.L.C. (“Motiva”), Equilon Enterprises L.L.C. (“Equilon”) and a subsidiary of Equilon for net cash proceeds of approximately $34 million. The Company now has exchange and through-put agreements at many of these terminal locations as well as new locations for the distribution of refined products.

          In July 1999, the Refining Group sold its retail marketing division in a recapitalization transaction to Clark Retail Enterprises (“CRE”), which is controlled by Apollo Management L.P., for net cash proceeds of $215 million. A subsidiary of the Company’s indirect parent, Premcor Inc., holds approximately a five percent equity interest in CRE. The retail marketing division sold included all Company and independently-operated Clark branded stores and the Clark trade name. In general, the buyer assumed unknown environmental liabilities at the retail stores they acquired up to $50,000 per site, as well as responsibility for any post closing contamination. Subject to certain risk sharing arrangements, the Company retained responsibility for all pre-existing, known contamination. As part of the sale agreement, the Company also entered into a market-based supply agreement for refined products which expires in July 2001 that may be canceled with 90 days notice by the buyer. If the CRE agreement is not renewed, the Company believes it can replace these sales for essentially the same or better market terms.

          The retail marketing operations were classified as a discontinued operation and the results of operations were excluded from continuing operations in the consolidated statement of operations and statements of cash flows. The net sales revenue from the retail marketing operation for the year ended December 31, 1999 was $485.1 million (1998—$938.8 million).

          In August 1998, the Refining Group purchased BP Amoco PLC’s, formerly British Petroleum PLC, (“BP”), 170,000 barrel per day Lima, Ohio refinery, related terminal facilities, and non-hydrocarbon inventories for a purchase price of $175.0 million plus related acquisition costs of $11.3 million (the “Lima Acquisition”). Hydrocarbon working capital was purchased for $34.9 million. The Company assumed liabilities mainly related to employee benefits of $7.0 million. BP retained permanent responsibility for all known pre-existing environmental liabilities and responsibility for pre-existing but unknown environmental liabilities for a minimum of twelve years. The total cost of the acquisition was accounted for using the purchase method of accounting with $175.0 million allocated to the refinery long-term assets and $53.2 million allocated to working capital. The Refining Group funded the Lima Acquisition with existing cash and the proceeds from the issuance of $110 million 8 5 /8% Senior Notes due 2008 and $115 million floating rate term loan due 2004 (see Note 9. “Long-Term Debt”).

          In 1998, the Company sold minority interests in Westshore Pipeline Company, Wolverine Pipeline Company, Chicap Pipeline Company, and Southcap Pipeline Company, for net proceeds of $76.4 million that resulted in a before and after-tax gain of $69.3 million. Income from these interests for the year ended December 31, 1998 was $5.3 million.

4. Financial Instruments

Short-term Investments

          Short-term investments consist of investments, including United States government security funds, maturing between three and twelve months from date of purchase. The Company invests only in AA rated or better fixed income marketable securities or the short-term rated equivalent. The Company’s short-term investments are all considered Available-for-Sale and are carried at fair value. Realized gains and losses are presented in “Interest expense and finance income, net” and are computed using the specific identification method. As of December 31, 2000, short-term investments consisted of U.S. Debt Securities of $1.7 million and were pledged as collateral for the Company’s self-insured workers compensation programs (1999—$1.4 million pledged as collateral for the Company’s self-insured workers compensation programs).

          For the years ended December 31, 1998, 1999 and 2000, there were no material unrealized or realized gains or losses on the short-term investments.

Derivative Financial Instruments

          The Refining Group enters into crude oil and refined products futures and options contracts to limit risk related to hydrocarbon price fluctuations created by a potentially volatile market. As of December 31, 2000, the Refining Group’s open contracts represented 2.4 million barrels of crude oil and refined products, and had terms extending into January 2002. As of December 31, 1999, the Company’s open contracts represented 2.5 million barrels of crude oil and refined products and had terms extending into June 2000. As of December 31, 2000, the Company had net unrealized losses on open futures and options contracts of $2.9 million (1999—net unrealized gains of $6.6 million; 1998—net unrealized gains of $1.3 million) which were recognized and reflected as a component of operating income.

Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. Credit risk on trade receivables is minimized as a result of the credit quality of the Company’s customer base and industry collateralization practices. The Company conducts ongoing evaluations of its customers and requires letters of credit or other collateral as appropriate. Trade receivable credit losses for the three years ended December 31, 2000 were not material.

          As of December 31, 2000, the Company had $26.3 million (1999—$24.5 million) due from Chevron USA Products Co. (“Chevron”). Sales to Chevron in 2000 totaled $507.3 million (1999—$392.5 million; 1998—$340.1 million).

          In conjunction with the supply agreement with CRE, the Company’s billings to CRE in 2000 totaled $1,224.9 million of which $972.0 million were product sales and $252.9 million were Federal excise and state motor fuel taxes that the Company collected and then remitted to governmental agencies (1999—total sales $482.5 million, product sales $355.9 million, federal excise and state motor fuel taxes $126.6 million). The taxes were not included in “Net sales and operating revenue”, “Cost of sales”, or “Operating expenses”. The Company had a receivable of $33.1 million due from CRE as of December 31, 2000 (1999—$44.0 million).

          The Company does not believe that it has a significant credit risk on its derivative instruments which are transacted through the New York Mercantile Exchange or with counterparties meeting established collateral and credit criteria.

5. Inventories

          The carrying value of inventories consisted of the following:

	December 31,
	1999	2000
Crude oil	$ 95.1	$125.3
Refined products and blendstocks	134.6	185.7
Warehouse stock and other	22.5	23.7

	$252.2	$334.7

           A LIFO liquidation impacted related pre-tax earnings by $54.6 million in 1999 due to an overall reduction in refining-related inventories and the sale of the retail marketing operations.

          Any reserve for LIFO inventory value in excess of market is reversed if physical inventories turn and prices recover. As of December 31, 2000, the market value of crude oil, refined product, and blendstock inventories was approximately $100.8 million above carrying value (1999—$78.3 million).

6. Property, Plant and Equipment

          Property, plant, and equipment consisted of the following:

	December 31,
	1999	2000
Real property	$ 8.6	$ 8.3
Refineries	752.8	875.9
Product terminals and pipelines	20.3	19.9
Other	17.9	17.0

	$ 799.6	$ 921.1
Accumulated depreciation and amortization	(184.3)	(215.0)

	$ 615.3	$ 706.1

          As of December 31, 2000, property, plant, and equipment included approximately $58 million of construction in progress, of which approximately $5 million related to an upgrade to the Port Arthur refinery including a project to increase the crude unit capacity to approximately 250,000 barrels per day. The upgrade at the Port Arthur refinery is being done in conjunction with the construction of additional coking and hydrocracking capability at the Port Arthur refinery site by Port Arthur Coker Company L.P. This project is on time and on budget and has already commenced operations. The remaining approximately $53 million of construction in progress relates to refinery unit upgrades and other projects such as information systems, piping, metering, tank, utility, and control room modifications. All of these projects were being prepared for their intended use and were not being depreciated as of December 31, 2000.

          As of December 31, 1999, property, plant, and equipment included $112.3 million of construction in progress, of which $50.7 million related to an upgrade to the Port Arthur refinery as described above. The remaining $61.6 million of construction in progress related to refinery unit upgrades of $25.0 million and other projects such as information system, piping, metering, tank, utility, and control room modifications and upgrades of $36.6 million. All of these projects were being prepared for their intended use and were not being depreciated as of December 31, 1999.

          Capital lease assets, net of depreciation, of $7.0 million (1999—$18.9 million) were included in property, plant, and equipment as of December 31, 2000.

7. Other Assets

          Other assets consisted of the following:

	December 31,
	1999	2000
Deferred financing costs	$ 20.3	$ 14.5
Deferred turnaround costs	97.3	94.1
Deferred tax asset	—	7.2
Other	0.8	1.4

	$118.4	$117.2

           The Company incurred deferred financing costs in 2000 of $2.0 million (1999—$7.0 million) associated with the new working capital facility (See Note 8.—“Working Capital Facility”). Other Assets include the Company’s 50% interest in Polymer Asphalt Products, L.C. (“Polymer Asphalt”), a general partnership producing asphalt. The Company accounts for its interest in Polymer Asphalt under the equity method of accounting. The Company recorded a deferred tax asset of $7.2 million as of December 31, 2000. (See
Note 13.—“Income Taxes”)

8. Working Capital Facility

          In November 1999, the Refining Group entered into a secured revolving credit facility expiring June 30, 2001, that replaced an existing secured revolving credit facility, that provides for borrowings and the issuance of letters of credit of up to the lesser of $625 million or the amount available under a defined borrowing base calculation. The defined borrowing base calculation takes into consideration the Refining Group’s cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts that totaled $688.5 million as of December 31, 2000. The Company uses the facility primarily for the issuance of letters of credit to secure purchases of crude oil. As of December 31, 2000, $377.3 million (1999—$435.4 million) of the line of credit was utilized for letters of credit, of which $191.0 million supported commitments for future deliveries of petroleum products.

          The credit agreement contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments and contingent obligations. It also requires that the Company maintain its property and insurance, pay all taxes, comply with all applicable laws, and provide periodic information to, and conduct periodic audits on behalf of, the lenders. The Company is also required to comply with the following financial covenants: (1) the maintenance of working capital of at least $150 million; (ii) the maintenance of tangible net worth (as defined therein) of at least $150 million and (iii) the maintenance of minimum levels of balance sheet cash (as defined therein) of $50 million at all times and $75 million at the end of any month. The covenants also provide for a cumulative cash flow test (as defined) from October 1, 1999 which must not be less than zero with a beginning balance of $200 million. The credit agreement also limits the amount of future additional indebtedness that may be incurred by the Company to $75 million, subject to certain exceptions. The Company received a waiver of the tangible net worth maintenance covenant with respect to the $150 million charge related to the closure of the Blue Island refinery in January 2001. At the date of the filing, the Company is taking steps to assure that a new or extended facility is in place prior to the expiration of the current agreement.

          In November of 1999, the Company also entered into two cash-collateralized credit agreements which allows for the issuance of up to $50 million of letters of credit as collateral for the Port Arthur upgrade project, and up to $20 million as collateral for non-hydrocarbon items such as Marine Preservation Association dues and insurance bonds. As of December 31, 2000, letters of credit for $21.3 million and $19.6 million were outstanding for the Port Arthur upgrade project and the non-hydrocarbon items, respectively (1999–$50.0 million and $10.8 million, respectively).

          In September 2000, the Company entered into a cash-collateralized working capital facility of $75 million to be used for issuing letters of credit for crude oil purchases. This facility is in addition to the Company’s existing credit facility and was necessary to address the higher crude oil price environment. As crude oil prices increased during 2000, the availability to issue letters of credit under the existing $625 million working capital facility was significantly reduced as it was sized for maximum $30 per barrel crude oil. As of December 31, 2000, $66.0 million of the line of credit was utilized for letters of credit. This new facility matures on June 30, 2001, concurrent with the Company’s existing borrowing base facility.

          The Refining Group is required to comply with certain financial covenants including maintaining defined levels of working capital, cash, cash equivalents and qualifying investments, tangible net worth, and cumulative cash flow. Direct cash borrowings under the credit facility are limited to $50 million and would be subject to interest rates related to prime lending rates in both the United States of America and Eurodollar markets plus an applicable margin. This margin ranges from 75 to 325 basis points depending on a matrix of the Standard and Poors’ and Moody’s ratings of the Company’s debt and the average cash, as defined, as a percentage of average outstanding letters of credit under the credit facility. There were no direct cash borrowings under any revolving credit facility as of December 31, 2000 and 1999. The Company received a waiver of the maintenance of a tangible net worth covenant with respect to the $150 million charge related to the closure of the Blue Island refinery in 2001.

9. Long-Term Debt

          Long Term Debt consists of the following:

	December 31,
	1999	2000
8 5 /8% Senior Notes due August 15, 2008 (“8 5 /8% Senior Notes”)	$109.8	$109.8
8 3 /8% Senior Notes due November 15, 2007 (“8 3 /8% Senior Notes”)	99.4	99.5
8 7 /8% Senior Subordinated Notes due November 15, 2007 (“8 7 /8% Senior Subordinated Notes”)	174.0	174.1
Floating Rate Term Loan due November 15, 2003 and 2004 (“Floating Rate Loan”)	240.0	240.0
9 1 /2% Senior Notes due September 15, 2004 (“9 1 /2% Senior Notes”)	171.7	171.7
Obligations under capital leases and other notes	10.5	3.3

	805.4	798.4
Less current portion	10.5	1.5

	$794.9	$796.9

          The estimated fair value of long-term debt as of December 31, 2000 was $576.3 million (1999—$478.4 million), determined using quoted market prices for these issues.

          The 8 5 /8% Senior Notes were issued by the Refining Group in August 1998, at a discount of 0.234% and are unsecured. The 8 5 /8% Senior Notes are redeemable at the option of the Company beginning August 2003, at a redemption price of 104.312% of principal, which decreases to 100% of principal amount in 2005. Up to 35% in aggregate principal amount of the notes originally issued are redeemable at the option of the Company out of the net proceeds of one or more equity offerings at any time prior to August 15, 2002, at a redemption price equal to 108.625% of principal.

          The 8 3 /8% Senior Notes and 8 7 /8% Senior Subordinated Notes were issued by the Refining Group in November 1997, at a discount of 0.734% and 0.719%, respectively. These notes are unsecured, with the 8 7 /8% Senior Subordinated Notes subordinated in right of payment to all unsubordinated indebtedness of the Company. The 8 3 /8% Senior Notes and 8 7 /8% Senior Subordinated Notes are redeemable at the option of the Company beginning November 2002, at a redemption price of 104.187% of principal and 104.437% of principal, respectively, which decreases to 100% of principal amount in 2004 and 2005, respectively. Up to 35% in aggregate principal amount of the notes originally issued are redeemable at the option of the Company out of the net proceeds of one or more equity offerings at any time prior to November 15, 2001, at a redemption price equal to 108.375% of principal for the 8 3 /8% Senior Notes and 108.875% of principal for the 8 7 /8% Senior Notes.

          The Refining Group borrowed $125.0 million in November 1997, and an additional $115.0 million in August 1998, under a floating rate term loan agreement expiring in 2004. In 2003, $31.3 million of the outstanding principal amount is due with the remainder of the outstanding principal due in 2004. The Floating Rate Loan is a senior unsecured obligation of the Refining Group and bears interest of the London Interbank Offer Rate (“LIBOR”) plus a margin of 275 basis points. The loan may be repaid subject to certain restrictive covenants as stated in the amended working capital facility agreement.

          The 9 1 /2% Senior Notes were issued by the Refining Group in September 1992 and are unsecured. The 9 1 /2% Senior Notes are currently redeemable at the Company’s option at a redemption price of 100% of principal subject to certain restrictive covenants as stated in the secured revolving credit facility agreement. As per the indenture agreement for the 9 1 /2% Senior Notes, the Company is required to redeem on September 15, 2003, $84.2 million of the Notes at 100% of principal.

          The Company’s note indentures contain certain restrictive covenants including limitations on the payment of dividends, limitations on the payment of amounts to related parties, limitations on the incurrence of debt, incurrence of liens and the maintenance of a minimum net worth. In the event of a change of control of the Company, as defined in the indentures, the Company is required to tender an offer to redeem the outstanding notes and floating rate term loans at 101% and 100% of face value, respectively, plus accrued interest.

          The scheduled maturities of long-term debt during the next five years are (in millions): 2001—$1.5; 2002—$1.8; 2003—$117.0; 2004—$294.7; 2005—$0.0; and 2006 and thereafter—$381.9 million.

Interest expense and finance income, net

          Interest expense and finance income, net, included in the consolidated statements of operations, consisted of the following:

	1998	1999	2000
Interest expense	$61.4	$73.6	$ 73.9
Finance costs	2.4	6.8	8.1
Interest and finance income	(9.8)	(9.9)	(14.9)

	$54.0	$70.5	$ 67.1
Capitalized interest	(3.0)	(9.0)	(6.0)

Interest expense and finance income, net	$51.0	$61.5	$ 61.1

          Cash paid for interest expense in 2000 was $73.7 million (1999—$73.5 million; 1998—$56.6 million). Accrued interest payable as of December 31, 2000 of $13.3 million (December 31, 1999—$13.6 million) was included in “Accrued expenses and other.”

10. Lease Commitments

          The Company leases refinery equipment, catalyst, tank cars, office space, and office equipment from unrelated third parties with lease terms ranging from 1 to 8 years with the option to purchase some of the equipment at the end of the lease term at fair market value. The leases generally provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets. As of December 31, 2000, net future minimum lease payments under non-cancelable operating leases were as follows (in millions): 2001—$15.3; 2002—$13.7; 2003—$13.2; 2004—$12.6; 2005—$12.3; and $11.2 in the aggregate thereafter. Rental expense during 2000 was $9.9 million (1999—$12.6 million; 1998—$10.6 million).

11. Related Party Transactions

          Related party transactions that are not discussed elsewhere in the footnotes are as follows:

Premcor USA Inc.

          During 2000, 1999 and 1998 the Company returned capital to Premcor USA of $35.5 million, $39.5 million and $15.0 million, respectively, for Premcor USA’s payment of interest regarding its 10 7 /8% Senior Notes.

Premcor Inc.

          As of December 31, 2000, the Company had a payable to Premcor Inc. for management fees paid by Premcor Inc. on the Company’s behalf of $3.8 million.

Clark Retail Enterprises

          In conjunction with the supply agreement with CRE, the Company’s billings to CRE in 2000 totaled $1,224.9 million of which $972.0 million were product sales and $252.9 million were Federal excise and state motor fuel taxes that the Company collected and then remitted to governmental agencies. The taxes were not included in “Net sales and operating revenue,” “Cost of sales,” or “Operating expenses.” The Company had a $33.1 million receivable from CRE as of December 31, 2000.

Management Services

          As of December 31, 2000, the Company had a payable to The Blackstone Group (“Blackstone”), an affiliate of its principal shareholder, of $2.8 million (December 31, 1999—$0.6 million). The Company has an agreement with an affiliate of Blackstone under which Blackstone receives a monitoring fee equal to $2.0 million per annum subject to increases relating to inflation and in respect to additional acquisitions by the Company. Affiliates of Blackstone may in the future receive customary fees for advisory services rendered to the Company. Such fees will be negotiated from time to time with the independent members of the Company’s board of directors on an arm’s-length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

Port Arthur Coker Company L.P.

          In March 1998, the Company entered into a long-term crude oil supply agreement with PMI Comercio Internacional, S. A. de C.V. (“PMI”), an affiliate of Petroleos Mexicanos, the Mexican state oil company. As a result of this contract, the Company began developing a project to upgrade the Port Arthur refinery to process primarily lower-cost, heavy sour crude oil of the type to be purchased from PMI. The heavy oil upgrade project includes the construction of new coking, hydrocracking and sulfur removal capability, and the expansion of the existing crude unit to approximately 250,000 barrels per day. In August 1999, the Company sold for $157.1 million the construction work-in-progress on the new processing units to Port Arthur Coker Company L.P. (“PACC”), a company that is an affiliate of, but not controlled by or consolidated with, the Company or its subsidiaries, and leased the construction site for these units to PACC. The Company also sold to PACC for $2.2 million the oil supply agreement with PMI and environmental permits for the new processing units that had already been obtained by the Company. The assets were sold at fair market value, as determined by an independent engineer, which approximated cost and accordingly no gain or loss was recorded. The Company remains liable for a $15 million termination payment to PMI if the heavy oil upgrade project is terminated and an alternative long term crude oil supply agreement for the Port Arthur refinery is entered into with a company other than PMI during 30 months following the termination of the project.

          As part of the heavy oil upgrade project, the Company completed in 2000 the upgrading of existing units at the Port Arthur refinery, including the expansion of the crude unit, which the Company is leasing to PACC for fair market value. The Company’s portion of the project was completed at a cost of $135 million. As of December 31, 2000, the Company had a letter of credit in favor of Foster Wheeler USA for $21.3 million (1999 —$86.9 million) to collateralize its obligations related to the Port Arthur heavy oil upgrade project.

          The heavy oil upgrade project achieved substantial mechanical completion by the end of 2000. Performance and reliability of the project as a whole is expected to be completed in the second quarter of 2001, and the project as a whole is expected to be operating at full design capacity during the same quarter. The Company entered into agreements with PACC pursuant to which the Company will provide certain operating, maintenance and other services and will purchase the output from PACC’s processing of the Maya and other crude oils it processes. The finished products produced by the Company will be substantially similar to those historically produced by the Company as a result of the upgrade project and its arrangements with PACC. The Company expects to be able to provide services to PACC principally using its existing workforce. The Company will receive compensation under these agreements at fair market value that is expected to be in the aggregate favorable to the Company. As a result of these agreements, PACC will become a significant supplier of partially-refined products representing approximately 200,000 barrels per day of feedstocks for the Port Arthur refinery. A summary of the agreements between the Refining Group and PACC is as follows:

Services and Supply Agreement

          Pursuant to this agreement, the Company provides to PACC a number of services and supplies needed for operation of their new and leased units. The Company is required to provide all such services and supplies in accordance with specified standards, including prudent industry practices. These services and supplies include the following:

•	Operating the Company’s process units that are leased to PACC;

•
Operating and maintaining the other portions of the Port Arthur refinery owned by the Company in a manner that ensures its ongoing ability to perform its obligations to PACC and that is consistent with specified standards and the efficient operation of PACC’s new and leased units;

•	Performing routine, preventative and major maintenance for PACC’s new and leased units;

•	Supervising and training PACC’s employees;

•	Managing the processing of PACC’s feedstocks through the new and leased units;

•	Managing crude oil purchases on behalf of PACC and the transportation of such oil to the Port Arthur refinery;

•	Procuring and managing supply contracts on PACC’s behalf for the portion of light crude oil that is necessary for processing heavy crude oil by PACC;

•	Procuring an alternative supply of crude oil should Maya no longer be available to PACC pursuant to their long term crude oil supply agreement with PMI;

•
Coordinating the scheduling and performance of all maintenance turnarounds of processing units at the Port Arthur refinery, including turnarounds of units comprising PACC’s new and leased units, in accordance with industry standards and in a manner that, when possible, minimizes operational disruptions to, and economic impact on, both PACC and the Company;

•	Providing utilities and other support services; and

•
Providing or arranging for all feedstocks (other than crude oil), catalysts, chemicals and other materials necessary for the operation of PACC’s new and leased units and a number of other services including contract management services, procurement services, personnel management services, security services and emergency response services.

          Under the services and supply agreement, the Company also has a right of first refusal, which it may exercise each quarter, to require PACC to process crude oil in an amount equal to the portion, if any, of the processing capacity of PACC’s new and leased units that exceeds the amount they need to process the Maya available to PACC under their long term crude oil supply agreement with PMI or an equivalent amount available to them under an alternative supply arrangement. The Company will pay a processing fee for each quarter that it exercises this right of first refusal. The Company expects the portion available to it pursuant to this right to be approximately 20% of the processing capacity of PACC’s new and leased units. Amounts due and receivable under this agreement may be offset against each other, but not against amounts otherwise due and receivable from PACC. At December 31, 2000, the Company had an outstanding receivable of $17.3 million from PACC and a payable of $16.6 million to PACC related to the services and supply agreement. In conjunction with the services and supply agreement, the Company generated $6.6 million in revenues in 2000 related to sale of crude, pipeline tariff fees and hydrogen sold to PACC and incurred $0.5 million in operating expenses related to lease fees.

          As of December 31, 2000, the Company had an affiliate note receivable of $7.0 million outstanding from PACC of which $4.9 million was long term. The note receivable related to the construction management services provided by the Company under the services and supply agreement. These costs will be paid by PACC over a three-year period following startup of the upgrade project.

Ancillary Equipment Lease

          Pursuant to the Ancillary Equipment Lease, the Company receives a lease fee from PACC for use of 100% of the crude/vacuum unit, and distillate, kerosene and naphtha hydrotreaters. In addition, under the Ancillary Equipment Lease, the Company will receive operating fees for all units, which include fees for turnaround and sustaining capital accrual, fuel and fixed operating costs. Other costs include utilities and environmental services which include items such as nitrogen, demineralized water and other services. These other costs are in line with market rates and are relatively minor in proportion to other expenses. As per the agreement, upon start-up of the PACC-owned units, PACC will pay the Company quarterly lease payments of approximately $8 million, adjusted for inflation, through the lease term. The quarterly lease fee is based on a capital recovery charge for both existing asset values and cost associated with the upgrade of the project. The initial term of the Ancillary Equipment Lease is for a 30-year period. The agreement allows for five 5-year extensions. The rent for any extension period will be based on a fair market rental value as agreed to between the Company and PACC or by a value determined according to the defined appraisal procedure contained in the agreement definitions. As of December 31, 2000, the Company had an outstanding receivable from PACC of $12.8 million as per the ancillary equipment lease agreement. In conjunction with the agreement, the Company generated $2.8 million of revenues in 2000 from leasing the ancillary equipment to PACC.

Product Purchase Agreement

          Pursuant to the product purchase agreement, the Company is obligated to accept and pay for all final and intermediate products of PACC’s new and leased units that are tendered for delivery, subject to the Company’s right as PACC’s sole customer to request that PACC’s new and leased units produce a certain mix of products. This right, however, is subject to specified limitations that are designed to ensure that PACC utilizes the entire amount of Maya available to it under its long term crude oil supply agreement or an equivalent amount from an alternative supplier and that the operations of the Port Arthur refinery are optimized in a manner that is mutually beneficial to PACC and the Company and that does not benefit the Company at PACC’s expense. Amounts due and receivable under this agreement may not be offset with amounts otherwise due and receivable from PACC.

          PACC’s new and leased units produce a variety of products, some of which are readily saleable on the open market, including finished refined products such as petroleum coke, sulfur, kerosene, or other finished refined products, and some of which are intermediate refined products, including products such as gas oils, unfinished naphthas, unfinished jet fuel and other intermediate refined products. The Company purchases these products from PACC for immediate resale in the case of finished refined products, or for further processing into higher-valued products in the case of intermediate refined products. The Company may sell excess intermediate refined products if the supply of these products exceeds its needs because of refinery unit shutdowns or temporary reduced capacity.

          The product purchase agreement includes pricing formulas for each of the 42 products expected to be produced by PACC’s new and leased units. These formulas are intended to reflect fair market pricing of these products and are used to determine the amounts payable to PACC by the Company. Many of the intermediate refined products do not have a widely quoted market price. As a result, formulas for these products are based on widely quoted product prices of other refined products from sources such as Platt’s Oilgram Price Report, Oil Pricing Information Service or Dynergy or is calculated based on the weighted average of delivered cost of natural gas delivered to the Company. To the extent, however, that any of PACC’s products are purchased by the Company and immediately resold to a non-affiliated third party, the price payable to PACC by the Company for such product is the purchase price received by the Company from such third party, whether higher or lower than the formula price, less a specified marketing fee. While market prices for these commodities fluctuate throughout each day and the pricing formulas are based on average daily prices, the Company expects that the price paid by any third party purchaser of these products would be substantially the same as that paid by the Company in the same circumstances. An independent engineer has reviewed these formulas and found that the pricing reflects arms-length mechanisms and market-based prices and contain fair market terms. The marketing fee is intended to be consistent with a fair market fee that would be charged by an unaffiliated third party. The cost of marketing these products outside of this product purchase agreement would be incurred whether PACC sold the products directly or paid the Company or another third party to do so on its behalf. The Company’s failure to perform under the product purchase agreement would give PACC a cause of action for resulting damages to PACC. As of December 31, 2000, the Company had an outstanding payable of $33.8 million to PACC under the product purchase agreement. In conjunction with the product purchase agreement, the Company incurred $99.8 million for purchases of partially-refined and finished products from PACC in 2000.

Facility and Site Lease

          PACC is leasing the Company’s crude unit, vacuum tower and one naphtha and two distillate hydrotreaters and the site on which they are located at the Port Arthur refinery for fair market value. Pursuant to this facility and site lease, the Company has also granted PACC an easement across the remainder of the Port Arthur refinery property owned by it, a portion of the Company’s dock adjacent to the Port Arthur refinery and specified pipelines and crude oil handling facilities needed to transport crude oil from docking facilities in Nederland, Texas, to the Port Arthur refinery. After start-up of the heavy oil upgrade project, PACC makes quarterly rent payments to the Company of approximately $8 million, which amount will be adjusted over time for inflation. This lease has an initial term of 30 years, which may be renewed at PACC’s option for five additional renewal terms of five years each. Amounts due and receivable under this agreement may not be offset against amounts otherwise due and receivable from PACC.

Ground Lease

          Under this lease, the Company is leasing sites to PACC within the Port Arthur refinery on which their new processing units are located. The initial term of the ground lease is 30 years and it may be renewed for five additional five-year terms. This lease was fully prepaid by PACC in advance for $25,000, which approximated fair market value.

12. Employee Benefit Plans

Postretirement Benefits Other Than Pensions

          The Company provides health insurance in excess of social security and an employee paid deductible amount, and life insurance to most retirees once they have reached a specified age and specified years of service.

          The following table sets forth the changes in the benefit obligation for the unfunded postretirement health and life insurance plans for 1999 and 2000:

	December 31,
	1999	2000
Change in benefit obligation
Benefit obligation at beginning of year	$35.0	$39.6
Service costs	1.5	1.3
Interest costs	2.8	2.9
Actuarial loss	1.6	0.1
Benefits paid	(1.5)	(1.8)

Benefit obligation at end of year	$39.4	$42.1
Unrecognized net gain (loss)	—	(0.1)
Unrecognized prior service benefit	0.2	0.2

Accrued postretirement benefit liability	$39.6	$42.2

           The components of net periodic postretirement benefit costs were as follows:

	1998	1999	2000
Service costs	$1.1	$1.5	$1.3
Interest costs	2.1	2.8	2.9
Amortization of prior service costs	(0.2)	(0.1)	—

Net periodic postretirement benefit cost	$3.0	$4.2	$4.2

          In measuring the expected postretirement benefit obligation, the Company assumed a discount rate of 7.75% (1999—7.50%), a rate of increase in the compensation level of 4.00% (1999—4.00%), and a health care cost trend ranging from 6.25% to 5.75% in 2000 to an ultimate rate of 5.25% in 2002. The effect of increasing the average health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2000, by $3.4 million and increase the annual aggregate service and interest costs by $0.6 million. The effect of decreasing the average health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation, as of December 31, 2000, by $3.2 million and decrease the annual aggregate service and interest costs by $0.5 million.

Employee Savings Plan

          The Premcor Refining Group Inc. Retirement Savings Plan and separate Trust (the “Plan”), a defined contribution plan, covers substantially all employees of the Refining Group and PACC. Under terms of the Plan, the Refining Group matches the amount of employee contributions, subject to specified limits. Company contributions to the Plan during 2000 were $8.7 million (1999—$8.4 million; 1998—$6.4 million).

13. Income Taxes

          The Refining Group provides for deferred taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

          The income tax provision (benefit) is summarized as follows:

	1998	1999	2000
Income (loss) from continuing operations before income taxes	$(48.9)	$(50.7)	$81.6

Income tax provision (benefit):
Current provision (benefit) —Federal	$ (1.7)	$(21.9)	$10.0
—State	(0.4)	(2.5)	(0.6)

	(2.1)	(24.4)	9.4

Deferred provision (benefit)—Federal	(10.4)	8.1	(7.5)
—State	(0.4)	0.1	—

	(10.8)	8.2	(7.5)

Income tax provision (benefit)	$(12.9)	$(16.2)	$ 1.9

           A reconciliation between the income tax provision (benefit) computed on pretax income at the statutory federal rate and the actual provision (benefit) for income taxes is as follows:

	1998	1999	2000
Federal taxes computed at 35%	$(17.1)	$(17.7)	$ 28.6
State taxes, net of federal effect	(0.5)	(1.6)	(0.4)
Nontaxable dividend income	(0.4)	—	—
Valuation allowance	2.3	4.6	(29.0)
Other items, net	2.8	(1.5)	2.7

Income tax provision (benefit)	$(12.9)	$(16.2)	$ 1.9

          The following represents the approximate tax effect of each significant temporary difference giving rise to deferred tax liabilities and assets:

	December 31,
	1999	2000
Deferred tax liabilities:
Property, plant and equipment	$ 87.8	$106.5
Turnaround costs	33.6	32.7
Inventory	6.8	5.7
Other	1.6	1.4

	$ 129.8	$146.3

Deferred tax assets:
Alternative minimum tax credit	$ 20.0	$ 21.1
Environmental and other future costs	30.4	22.1
Tax loss carryforwards	111.3	111.5
Other	9.2	11.2

	170.9	165.9

Valuation allowance	(41.4)	(12.4)

Net deferred tax asset (liability)	$ (0.3)	$ 7.2

          As of December 31, 2000, the Refining Group has made net cumulative payments of $21.1 million under the Federal alternative minimum tax system which are available to reduce future regular income tax payments. As of December 31, 2000, the Refining Group had a Federal net operating loss carryforward of $278.6 million and Federal business tax credit carryforwards in the amount of $4.6 million. Such operating losses and tax credit carryforwards have carryover periods of 15 years (20 years for losses and credits originating in 1998 and years thereafter) and are available to reduce future tax liabilities through the year ending December 31, 2020. The tax credit carryover periods will begin to terminate with the year ending December 31, 2003 and the net operating loss carryover periods will begin to terminate with the year ending December 31, 2010.

          The valuation allowance as of December 31, 2000 was $12.4 million (1999—$41.4 million). As of December 31, 1999 the Company provided a valuation allowance to reduce its deferred tax assets to amounts that were more likely than not to be realized. The valuation allowance decreased by $29.0 million in 2000. In calculating the decrease in the valuation allowance, the Company assumed as future taxable income future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and available tax planning strategies. The decrease in the valuation allowance is primarily the result of the Company’s analysis of the likelihood of realizing the future tax benefit of its federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits. The valuation allowance as of December 31, 2000 is sufficient to reduce the deferred tax assets to the amounts that are more likely than not to be realized.

           During 2000, Premcor USA received net federal cash refunds of $3.5 million (1999—$0.3 million net cash payments; 1998—$10.2 million net cash refunds). The Company provides for its portion of such consolidated refunds and liability under its tax sharing agreement with Premcor Inc. During 2000, the Refining Group made net state cash payments of $1.8 million (1999—$0.4 million net cash refunds; 1998—$1.3 million net cash payments).

          The income tax provision of $1.9 million for 2000 reflected the effect of the decrease in the deferred tax valuation allowance of $29.0 million. The income tax benefit of $16.2 million for 1999 reflected the effect of intraperiod tax allocations resulting from the utilization of current year operating losses to offset the net gain on the operations and sale of the discontinued retail division, offset by the write-down of a net deferred tax asset.

14. Equity Recapitalization

          Pursuant to a share exchange agreement dated April 27, 1999, all the shares of the Company’s parent Premcor USA Inc. were exchanged on a one-for-one basis for shares of Premcor Inc. resulting in Premcor Inc. being the sole shareholder of Premcor USA.

15. Stock Option Plans

          In 1999, the Premcor USA Long-Term Performance Plan (the “Performance Plan”) was replaced with the Premcor Inc. 1999 Stock Incentive Plan (“Incentive Plan”). Under the Incentive Plan, employees of Premcor Inc. and its subsidiaries are eligible to receive awards of options to purchase shares of the common stock of Premcor Inc. The Incentive Plan is intended to attract and retain executives and other selected employees whose skills and talents are important to the operations of Premcor Inc. and its subsidiaries. Options on an aggregate amount of 2,215,250 shares of Premcor Inc.’s common stock may be awarded under the Incentive Plan, either from authorized, unissued shares which have been reserved for such purpose or from authorized, issued shares acquired by or on behalf of the Company. The current aggregate amount of stock available to be awarded is subject to a stock dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of stock. In 2000, options for the purchase of 207,300 shares of the common stock of Premcor Inc. were granted at an exercise price of $9.90 per share. During 2000, 300,000 options with a strike price of $9.90 per share and 30,000 options with a strike price of $15.00 per share were forfeited. As of December 31, 2000, 1,659,800 stock options for the purchase of the common stock of Premcor Inc. were outstanding at an exercise price of $9.90 per share and 122,500 stock options were outstanding at an exercise price of $15.00 per share under the Incentive Plan. Stock options granted under this plan were priced at the fair market value at the date of grant as determined based on the latest third party sales price available.

          Options granted under the plan are either time vesting or performance vesting options. The time vesting options vest in one of the following three manners: (i) 50% at date of grant and 25% on each January 1 thereafter, (ii)  1 /3 on the date of grant and  1 /3 on the second and third anniversaries of the date of grant, or (iii)  1 /4 on the date of grant and  1 /4 on the second, third and fourth anniversaries of the date of grant. The performance vesting options fully vest on and after the seventh anniversary of the date of option; provided, however, that following a public offering of the common stock or upon a change in control, the vesting is accelerated based on the achievement of certain per share prices of the common stock. The accelerated vesting schedule is as follows:

Average Closing Price Per Share of Capital Stock for Any 180 Consecutive Days; or Change in Control Price	% of Shares With Respect to Which Option is Exercisable
Below $12.00	0%
$12.00–$14.99	10%
$15.00–$17.99	20%
$18.00–$19.99	30%
$20.00–$24.99	50%
$25.00–$29.99	75%
Above $29.99	100%

           The change in control price is defined as the highest price per share received by any holder of the common stock from the purchaser(s) in a transaction or series of transactions that result in a change in control. All options expire no more than ten years after the date of grant.

          In the event of a “change of control” of Premcor Inc., the Board with respect to any award may take such actions that result in (i) the acceleration of the award, (ii) the payment of a cash amount in exchange for the cancellation of an award and/or (iii) the requiring of the issuance of substitute awards that will substantially preserve the value, rights, and benefits of any affected awards.

          Pursuant to SFAS No. 123 “Accounting for Stock Based Compensation,” the Company has elected to account for its stock option plan under APB Opinion 25 “Accounting for Stock Issued to Employees” and adopt the disclosure only provisions of SFAS No. 123. Under APB 25, no compensation costs are recognized because the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company’s net earnings would have been impacted by less than $1.0 million.

16. Contingencies

          As a result of its activities, the Company is the subject of a number of legal and administrative proceedings, including proceedings related to environmental matters. All such matters that could be material or to which a governmental authority is a party and which involve potential monetary sanctions of $100,000 or greater are described below.

          Hartford Federal Enforcement. In February 1999, the Company was served with a complaint in the matter United States v. Clark Refining & Marketing, Inc., alleging violations of the Clean Air Act, and regulations promulgated thereunder, in the operation and permitting of the Hartford refinery fluid catalytic cracking unit. Discovery is now complete and a trial is scheduled for April 2001. The parties, however, have reached a conceptual settlement requiring the installation of a wet gas scrubber on the fluid catalytic cracking unit, expenditure of $1 million to install low Nox burners, and payment of a civil penalty of $2 million. Despite this conceptual resolution, there is no assurance that a consent decree will be successfully negotiated.

          Blue Island Federal Enforcement. In September 1998, the Company was served with a complaint, United States v. Clark Refining & Marketing, Inc., alleging that the Company has operated the refinery in violation of certain federal laws relating to air pollution, water pollution and solid waste management. In 2000, the parties conceptually agreed to settle the matter by payment of a civil penalty of $2.5 million, installation of a wet gas scrubber on the fluid catalytic cracking unit, and changes and enhancements to certain operating practices and procedures at the Blue Island refinery. Subsequently the Company decided to close the Blue Island refinery. Since the settlement was based on improvements at an operating refinery, the parties are renegotiating settlement of this matter. There can be no assurance that a settlement can be reached and a consent decree successfully negotiated.

          Blue Island State Enforcement. People ex rel. Ryan v. Clark Refining & Marketing, Inc., is currently pending in the Circuit Court of Cook County, Illinois alleging operation of the Blue Island refinery in violation of environmental laws. The Illinois Attorney General has also intervened in the federal USEPA case discussed above. The Company is seeking to settle this case and the USEPA case as a consolidated matter. Prior to deciding to close the refinery, the parties had reached a conceptual resolution of this matter. The parties are negotiating the terms and conditions of a consent decree settling this matter taking into account the decision to close the refinery. There can be no assurance that a settlement can be reached and a consent decree successfully negotiated.

          Sashabaw Road. In July 1994, the Michigan Department of Natural Resources (“MDNR”) sued the Company alleging that a retail location caused groundwater contamination necessitating the installation of a new $600,000 drinking water system. MDNR is seeking reimbursement of this cost. Although some contamination from the Company site may have occurred, the Company contends that numerous other sources were responsible and that a total reimbursement demand from the Company is excessive. Mediation resulted in a $200,000 finding against the Company. The Company made an Offer of Judgment equal to the mediation finding. The matter was tried in November 1999, and a decision rendered that the Company was liable for $110,000 plus interest. Since the judgment was more than 20% less than the Company’s Offer of Judgment, the Company is entitled to recover its legal fees. Since fees exceed the judgment, the Company anticipates receiving money from MDNR. Both the Company and MDNR have appealed the decision.

          Port Arthur Natural Resource Damage Assessment. On June 7, 1999, Premcor USA and Chevron received a notice from a number of federal and Texas agencies that a study would be conducted to determine whether any natural resource damage occurred as a result of the operation of the Port Arthur refinery. The Company will cooperate with the government agencies in this investigation. The Company has reached an agreement in principle with Chevron for a buyout of any liability the Company may have with respect to such claim. Pursuant to the agreement in principle, Chevron will indemnify the Company for the claim.

          Port Arthur and Lima Refineries. The original refineries on the sites of the Port Arthur and Lima refineries began operating in the late 1800s and early 1900s prior to modern environmental laws and methods of operation. While the Company believes as a result there is extensive contamination at these sites, the Company is unable to estimate the cost of remediating such contamination. Under the purchase agreement between the Company and Chevron related to the Port Arthur refinery, Chevron is obligated to perform the required remediation relating to pre-closing contamination except with respect to the certain limited areas on which active processing units are located. Under the purchase agreement between the Company and BP related to the Lima refinery, BP indemnified the Company for certain environmental and other liabilities and obligations arising from the ownership and operation of the Lima refinery prior to closing, subject to the terms and limitations in the purchase agreement. As a result of these acquisitions, the Company may become jointly and severally liable for the costs of investigation and remediation at these sites. In the event that Chevron or BP is unable (as a result of bankruptcy or otherwise) or unwilling to perform the required remediation at these sites, the Company may be required to do so. The cost of any such remediation could be substantial and having to perform such remediation could have a material adverse effect on the Company’s financial position. In June 1997, the Company, Chevron and the State of Texas entered into an Agreed Order that substantially confirmed the relative obligations of the Company and Chevron.

          As of December 31, 2000, the Company had accrued a total of $33 million for legal and environmental-related obligations that may result from the matters noted above, other legal and environmental matters and obligations associated with certain formerly-owned retail sites. The Company is of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse affect on the consolidated financial condition, results of operations or the liquidity of the Company. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

          In addition to the specific matters discussed above, the Company has also been named in various other suits and claims. The Company believes the outcome of these other suits and claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity of the Company.

          In February 2000, the United States Environmental Protection Agency (“USEPA”) published the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. The ruling mandates that the sulfur content of gasoline at any refinery not exceed 30 parts per million (“ppm”) during any calendar year starting January 1, 2006. Starting in 2004, the USEPA will begin a program to phase in new low sulfur gasoline. In addition, in December 2000, the EPA issued its Tier 2 distillate standard to reduce the sulfur content of diesel fuel sold to highway consumers by 97%, from 500 ppm to 15 ppm, beginning June 1, 2006. Implementation of this rule has been delayed until May 2001 and two lawsuits by refining industry groups have been filed which may delay implementation of the diesel rule beyond 2006. The USEPA has also announced plans to review the sulfur content of diesel fuel sold to “off-road” consumers, with proposed regulations to be issued in the fourth quarter of 2001. Compliance with the new Tier 2 specifications for the reduction of sulfur in both gasoline and distillates are expected to cost the refining industry over $8 billion. The Company has determined that modifications will be required at each of its refineries as a result of the Tier 2 standards. Based on preliminary estimates, the Company believes that compliance with the new Tier 2 gasoline specifications will require capital expenditures in a range of $180 to $225 million during the next five years for the Company’s refineries. A final decision regarding technology and implementation alternatives has not yet been made and the Company continues to pursue the highest efficiency, lowest cost means of compliance. The Company is currently reviewing the new Tier 2 distillate standard and potential “off-road” diesel standard, but cannot estimate the cost of compliance with these standards at this time.

          The Clean Air Act requires the USEPA to review national ambient air quality standards for certain pollutants every five years. In July 1997, after such a review, the USEPA adopted more stringent national standards for ground level ozone (smog) and particulate matter (soot). These standards, which have not yet been implemented, are likely to increase significantly the number of non-attainment areas and thus require additional pollution control efforts. It is too early to determine what impact, if any, these standards could have on the Company.

          During 2000 the Company sold crude oil linefill in the pipeline system supplying the Lima refinery. The Company has an agreement in place that requires it to repurchase approximately 2.6 million barrels of crude oil in this pipeline system in September 2001 at market prices, unless extended by mutual agreement. The price risk related to the repurchase obligation has been hedged by the Company.

17. Subsequent Event

          On January 17, 2001 Premcor Inc. announced that it will permanently close its Blue Island, Illinois refinery at the end of January 2001. Closure of the refinery will result in The Premcor Refining Group Inc. taking a pretax charge to earnings of approximately $150 million in the first quarter of 2001. This charge includes asset write-downs approximating $100 million, in addition to accruals for employee severance, environmental remediation and other exit costs. The actual expenditures for these items will occur over several years. Although refining operations will cease, the Company will continue to operate its petroleum products storage facility directly adjacent to the refinery site.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PREMCOR REFINING GROUP INC .
(Registrant)

/S / WILLIAM C. RUSNACK
By:
William C. Rusnack
President and Chief Executive Officer

March 29, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

Signature	Capacity

/S / WILLIAM C. RUSNACK William C. Rusnack	Director, Chief Executive Officer and President

/S / DENNIS R. EICHHOLZ Dennis R. Eichholz	Controller (Principal Accounting Officer)

* Marshall A. Cohen	Director and Chairman of the Board

* David I. Foley	Director

* Robert Friedman	Director

* Richard C. Lappin	Director

*By: /S / JEFFRY N. QUINN
As Attorney-in-fact

ORIGINAL POWERS OF ATTORNEY AUTHORIZING WILLIAM C. RUSNACK AND JEFFRY N. QUINN, AND EACH OF THEM, TO SIGN THIS ANNUAL REPORT ON FORM 10-K AND AMENDMENTS THERETO ON BEHALF OF THE ABOVE-NAMED PERSONS HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS EXHIBIT 24 TO THIS REPORT.