Form 10-Q
period 2001-06-30
PREMCOR REFINING GROUP INC
filed 2001-08-14
CIK 20762

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

  Number of shares of registrant's common stock, $.01 par value, outstanding as of August 7, 2001, 100, all of which were owned by Premcor USA Inc.

________________________________________________________________________________

                        The Premcor Refining Group Inc.
                                   Form 10-Q
                                 June 30, 2001
                               Table of Contents

                                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Independent Accountants' Report...............................................................  1
          Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001.........................  2
          Consolidated Statements of Operations for the Three Months Ended June 30, 2000 and 2001.......  3
          Consolidated Statements of Operations for the Six Months Ended June 30, 2000 and 2001.........  4
          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 2001.........  5
          Notes to Consolidated Financial Statements....................................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations......... 12

                                       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................. 28

Item 6.   Exhibits and Reports on Form 8-K.............................................................. 30

          Signature..................................................................................... 33


FORM 10-Q - PART I
ITEM 1. FINANCIAL STATEMENTS


                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


To the Board of Directors of The Premcor Refining Group Inc.:


We have reviewed the accompanying consolidated balance sheet of The Premcor Refining Group Inc. and subsidiaries (the "Company") as of June 30, 2001, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 2001, and consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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



St. Louis, Missouri
August 6, 2001

               THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in millions, except share data)

                                       December 31,   June 30,
                                          2000          2001
                                       ------------   --------
                                                    (unaudited)
               ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                $  214.8    $  376.3
 Short-term investments                        1.7         1.7
 Accounts receivable                         250.4       198.1
 Receivable from affiliates                   37.1        48.8
 Inventories                                 334.7       293.8
 Prepaid expenses and other                   34.1        30.8
                                          --------    --------
    Total current assets                     872.8       949.5

PROPERTY, PLANT AND EQUIPMENT, NET           706.1       637.9
OTHER ASSETS                                 117.2       120.4
NOTE RECEIVABLE FROM AFFILIATE                 4.9         3.9
                                          --------    --------
                                          $1,701.0    $1,711.7
                                          ========    ========

               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
 Accounts payable                         $  418.4    $  331.3
 Payable to affiliates                        90.8       110.1
 Accrued expenses and other                   64.8        48.2
 Accrued taxes other than income              37.1        38.5
                                          --------    --------
    Total current liabilities                611.1       528.1

LONG-TERM DEBT                               796.9       796.3
DEFERRED INCOME TAXES                           --        22.1
OTHER LONG-TERM LIABILITIES                   65.5       100.7
COMMITMENTS AND CONTINGENCIES                   --          --

COMMON STOCKHOLDER'S EQUITY:
 Common stock ($0.01 par value per share;
   1,000 shares authorized and 100 shares
   issued and outstanding)                      --          --
 Paid-in capital                             159.2       159.2
 Retained earnings                            68.3       105.3
                                          --------    --------
    Total common stockholder's equity        227.5       264.5
                                          --------    --------
                                          $1,701.0    $1,711.7
                                          ========    ========

  The accompanying notes are an integral part of these financial statements.

               THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (unaudited, dollars in millions)

                                            For the Three Months
                                               Ended June 30,
                                           ----------------------
                                              2000        2001
                                           ----------  ----------
NET SALES AND OPERATING REVENUES           $1,720.4    $1,846.1

EXPENSES:
 Cost of sales                              1,475.5     1,534.4
 Operating expenses                           109.0        88.6
 General and administrative expenses           12.2        15.5
 Depreciation                                   8.3         7.7
 Amortization                                   8.9        10.0
                                           ----------  ----------
                                            1,613.9     1,656.2
                                           ----------  ----------

OPERATING INCOME                              106.5       189.9

 Interest expense and finance income, net      15.4        15.0
                                           ----------  ----------

EARNINGS BEFORE INCOME TAXES                   91.1       174.9

 Income tax provision                           0.2        63.6
                                           ----------  ----------

NET EARNINGS                               $   90.9    $  111.3
                                           ==========  ==========

The accompanying notes are an integral part of these financial statements.

               THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (unaudited, dollars in millions)

                                             For the Six Months
                                               Ended June 30,
                                             ------------------
                                               2000      2001
                                             --------  --------
NET SALES AND OPERATING REVENUES             $3,279.8  $3,563.8

EXPENSES:
 Cost of sales                                2,899.9   3,085.3
 Operating expenses                             212.9     180.2
 General and administrative expenses             22.6      27.1
 Depreciation                                    16.9      16.0
 Amortization                                    16.4      18.6
 Refinery restructuring and other charges           -     164.0
                                             --------  --------
                                              3,168.7   3,491.2
                                             --------  --------

OPERATING INCOME                                111.1      72.6

 Interest expense and finance income, net        30.5      32.4
                                             --------  --------

EARNINGS BEFORE INCOME TAXES                     80.6      40.2

 Income tax provision                             0.4       3.2
                                             --------  --------

NET EARNINGS                                 $   80.2  $   37.0
                                             ========  ========

  The accompanying notes are an integral part of these financial statements.

               THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, dollars in millions)

                                                                        For the Six Months
                                                                          Ended June 30,
                                                                        ------------------
                                                                           2000      2001
                                                                        -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                           $  80.2   $  37.0
 Adjustments
   Depreciation                                                            16.9      16.0
   Amortization                                                            20.4      22.4
   Deferred taxes                                                             -      29.3
   Refinery restructuring and other charges                                   -     132.1
   Other, net                                                               2.5      (2.6)

 Cash provided by (reinvested in) working capital -
   Accounts receivable, prepaid expenses and other                       (146.6)     55.6
   Inventories                                                           (198.8)     40.9
   Accounts payable, accrued expenses, taxes other than income            211.0    (102.3)
   Affiliate accounts receivable and payable                                2.8       8.6
                                                                        -------   -------
      Net cash provided by (used in) operating activities                 (11.6)    237.0
                                                                        -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property, plant and equipment                           (76.2)    (34.8)
 Expenditures for turnaround                                              (21.7)    (38.3)
 Proceeds from disposals of property, plant and equipment                   0.5       0.1
 Purchases of short-term investments                                       (1.5)     (1.7)
 Sales and maturities of short-term investments                             1.5       1.7
                                                                        -------   -------
      Net cash used in investing activities                               (97.4)    (73.0)
                                                                        -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital lease payments                                                    (6.6)     (0.7)
 Deferred financing costs                                                  (1.9)     (1.8)
                                                                        -------   -------
      Net cash used in financing activities                                (8.5)     (2.5)
                                                                        -------   -------

NET INCREASE (DECREASE) IN CASH
  CASH EQUIVALENTS                                                       (117.5)    161.5
CASH AND CASH EQUIVALENTS, beginning of period                            284.9     214.8
                                                                        -------   -------
CASH AND CASH EQUIVALENTS, end of period                                $ 167.4   $ 376.3
                                                                        =======   =======

  The accompanying notes are an integral part of these financial statements.

FORM 10-Q - PART I
ITEM 1. FINANCIAL STATEMENTS (continued)

The Premcor Refining Group Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001
(tabular dollar amounts in millions of U.S. dollars)

1.   Basis of Preparation and Business Update

     The accompanying unaudited consolidated financial statements of The Premcor Refining Group Inc. and subsidiaries (the "Company") are presented in accordance with the disclosure requirements for Form 10-Q. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. Operating results for the three and six months ended June 30, 2001 were not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2000 Annual Report on Form 10-K.

     On April 10, 2001, Premcor Inc., the Company's ultimate parent company, announced that it had retained Credit Suisse First Boston and The Blackstone Group L.P. to serve as its financial advisors to assist Premcor Inc. in its review of alternatives to maximize the value of Premcor Inc. No assurance was given that this review would result in any specific transaction. On August 7, 2001, Premcor Inc. disclosed that its review of alternatives continued, but that due to developments within the refining sector and its improved performance a wider range of alternatives were now being considered.


2.   New and Proposed Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133" which delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" which amended various provisions of SFAS No. 133. The Company adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the financial position or results of operations because the Company has historically marked to market all financial instruments used in the implementation of the Company's hedging strategies.

     On July 20, 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141, which became effective on issuance, requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and addresses the initial recording of intangible assets separate from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. Intangible assets with finite lives will continue to be amortized. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the impact of the adoption of these standards on its financial position and results of operations.

     In July 2001, the FASB approved SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset which will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of the adoption of this standard on its financial position and results of operations.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." If adopted as proposed, this SOP would require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would also require that any existing unamortized turnaround costs be expensed immediately. A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and generally occurs every three to five years. Turnaround costs include actual direct and contract labor and material costs for the overhaul, inspection, and replacement of major components of refinery processing and support units performed during turnaround. Turnaround costs, which are included in the Company's consolidated balance sheet in "Other Assets," are currently amortized by the Company on a straight-line basis over the period until the next scheduled turnaround, beginning the month following completion. The amortization of turnaround costs is presented as "Amortization" in the Company's consolidated statements of operations.

     The proposed SOP requires adoption for fiscal years beginning after June 15, 2002. If this proposed change were in effect at June 30, 2001, the Company would have been required to write-off unamortized turnaround costs of approximately $107 million. Unamortized turnaround costs will change throughout the year as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

3.   Inventories

  The carrying value of inventories consisted of the following:


                                              December 31,   June 30,
                                                  2000         2001
                                              ------------   --------
      Crude oil.............................    $125.3        $ 43.0
      Refined products and blendstocks......     185.7         228.9
      Warehouse stock and other.............      23.7          21.9
                                                ------        ------
                                                $334.7        $293.8
                                                ======        ======

     The market value of crude oil, refined products and blendstocks inventories at June 30, 2001 was approximately $70.3 million (December 31, 2000 - $100.8 million) above carrying value.

4.   Other Assets

     Other assets consisted of the following:

                                              December 31,   June 30,
                                                  2000         2001
                                              ------------   --------
      Deferred turnaround costs.............     $ 94.1       $107.1
      Deferred financing costs..............       14.5         12.2
      Deferred tax asset....................        7.2           --
      Other.................................        1.4          1.1
                                                 ------       ------
                                                 $117.2       $120.4
                                                 ======       ======

     Amortization of deferred financing costs for the three- and six-month periods ended June 30, 2001 was $2.0 million (2000 - $2.0 million) and $4.1 million (2000 - $3.9 million), respectively, and was included in "Interest expense and finance income, net."

5.   Related Party Transactions

     Port Arthur Coker Company L.P.

     The Company and Port Arthur Coker Company L.P. have entered into certain agreements associated with the operations between the Port Arthur Coker Company coking, hydrocracking, and sulfur removal facilities and the Company's Port Arthur refinery. The Company's parent, Premcor USA Inc., and Port Arthur Coker Company's general partner, Sabine River Holding Corp., are both owned by Premcor Inc. Balances and activity related to a services and supply, product purchase, and ancillary lease agreement were as follows:

     As of June 30, 2001, the Company had an outstanding receivable from Port Arthur Coker Company of $9.5 million (December 31, 2000 - $28.0 million) and a payable to Port Arthur Coker Company of $66.8 million (December 31, 2000 - $50.4 million) related to ongoing operations. As of June 30, 2001, the Company had a note receivable from Port Arthur Coker Company of $7.4 million (December 31, 2000 - $7.0 million) related to construction management services of which $3.9 million (December 31, 2000 - $4.9 million) was accounted for as a long-term asset and the remainder as a current asset.

     The Company generated $29.8 million and $70.6 million in revenues for the three- and six-month periods ended June 30, 2001, respectively, related to lease and pipeline tariff fees and to the sale of feedstocks and hydrogen to Port Arthur Coker Company. The Company incurred $535.9 million and $1,031.9 million in costs of sales for purchases of finished and intermediate refined products and crude oil from Port Arthur Coker Company for the three- and six- month periods ended June 30, 2001, respectively. The Company recorded reimbursements of operating expenses of $2.2 million and $16.8 million for services provided to Port Arthur Coker Company for the three- and six-month periods ended June 30, 2001. There were no revenues or expenses generated from these agreements in the first half of 2000.

6.   Working Capital Facilities

     In the second quarter, the Company extended the expiration dates from June 30, 2001 to October 31, 2001 of its $625 million working capital facility, cash-collateralized $75 million facility, and cash-collateralized $20 million facility. In conjunction with this extension, the $625 million working capital facility was reduced by $40 million at June 30, 2001 and will be further reduced by $30 million at August 31, 2001. The Company is currently negotiating a renewal of these working capital facilities.

7.   Interest Expense and Finance Income, net

     Interest expense and finance income, net, included in the statements of operations, consisted of the following:

                                         For the Three Months    For the Six Months
                                            Ended June 30,         Ended June 30,
                                        ----------------------  --------------------
                                             2000        2001       2000       2001
                                            -----       -----      -----      -----
        Interest expense.............       $18.3       $17.2      $36.7      $36.1
        Financing costs..............         2.0         2.2        4.0        4.3
        Interest income..............        (3.2)       (3.3)      (6.8)      (6.2)
                                            -----       -----      -----      -----
                                             17.1        16.1       33.9       34.2
        Capitalized interest.........        (1.7)       (1.1)      (3.4)      (1.8)
                                            -----       -----      -----      -----
                                            $15.4       $15.0      $30.5      $32.4
                                            =====       =====      =====      =====

     Cash paid for interest expense for the three- and six-month periods ended June 30, 2001 was $17.8 million (2000 - $17.7 million) and $37.1 million (2000 -
$36.5 million), respectively.

8.   Refinery Restructuring and Other Charges

     Refinery restructuring and other charges consisted of $150.0 million related to the January, 2001 closure of the Blue Island, Illinois refinery and a $14.0 million charge related to the environmental liability for previously-owned retail properties.

     On January 31, 2001, the Company ceased operations at the Blue Island refinery due to economic factors and a decision that the capital expenditures necessary to produce low sulfur transportation fuels required by impending Environmental Protection Agency regulations could not produce an acceptable return on investment. The Company continues to utilize its petroleum products storage facility at the refinery site to supply products to the Chicago and other Midwest markets from the Company's Hartford and Port Arthur refineries.

     Management adopted an exit plan that detailed the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. The shutdown of the process units was completed during the first quarter of 2001. The Company is currently in discussions with the Illinois Environmental Protection Agency concerning an investigation of the site and a remediation program that would allow for redevelopment of the site for other manufacturing uses at the earliest possible time. Until the site remediation plan is finalized it is not possible to estimate the completion date for the remediation, but the Company anticipates that the remediation activities will continue for an extended period of time.

     The $150.0 million charge included $102.5 million of net asset write-offs and reserves of $12.0 million for severance, $26.4 million for the ceasing of operations, preparation of the plant for permanent closure and equipment remediation, $19.1 million for environmental remediation and other environmental matters, and $10.0 million credit for the future sale of air emission credits. The following schedule summarizes the restructuring reserve balance and net cash activity as of June 30, 2001:

                                                  Initial   Net Cash  June 30,
                                                  Reserve   Outlays     2001
                                                  -------   --------  --------
        Employee severance......................   $ 12.0      $10.0    $  2.0
        Plant closure/equipment remediation.....     26.4       11.8      14.6
        Site remediation/environmental matters..     19.1        1.1      18.0
        Air emission credits....................    (10.0)         -     (10.0)
                                                   ------      -----    ------
                                                   $ 47.5      $22.9    $ 24.6
                                                   ======      =====    ======

     The site remediation and environmental reserve takes into account costs that we can reasonably estimate at this time. As the site remediation plan is finalized and work performed, an adjustment of the estimate may be necessary. The Company anticipates that remediation activities will continue for an extended period of time.

     The Blue Island refinery employed 297 employees, both hourly (covered by collective bargaining agreements) and salaried, approximately 275 of whom were terminated during the first six months of 2001. The remaining employees are all salaried employees and the majority of them will terminate employment within the year as the shutdown progresses.

     The retail environmental charge of $14 million represents a change in estimate relative to the Company's clean up obligation regarding the discontinued retail division. More complete information concerning site by site clean up plans and changing postures of state regulatory agencies prompted the change in estimate.

9.   Income Taxes

     The Company made net cash income tax payments during the three-month and six-month periods ended June 30, 2001 of $2.4 million (2000 - $0.1 million) and $2.8 million (2000 - $0.8 million), respectively. The income tax provision for the three-month and six-month periods ended June 30, 2001 was $63.6 million and $3.2 million, respectively. The income tax provision of $3.2 million for the six-month period ended June 30, 2001 included the effect of the Company's reversal during the first quarter of 2001 of its remaining deferred tax valuation allowance of $12.4 million. This reversal resulted from the Company's analysis of the likelihood of realizing the future tax benefit of its federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits. The income tax provision for the three-month and six-month periods ended June 30, 2000 was $0.2 million and $0.4 million, respectively, which represented current state taxes.

10.  Commitments and Contingencies

     Tier 2 Motor Vehicle Emission Standards. In February 2000, the EPA published the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. The ruling mandates that the sulfur content of gasoline at any refinery not exceed 30 ppm during any calendar year beginning January 1, 2006. In 2004, the EPA will begin a program to phase in new low sulfur gasoline. Modifications will be required at each of our refineries as a result of the Tier 2 standards. Based on preliminary estimates, we believe that compliance with the new Tier 2 gasoline specifications will require capital expenditures in a range of $180 million to $225 million from 2001 - 2005 for our refineries.

     Low Sulfur Diesel Standards. In addition to the new gasoline standards, in December 2000, the EPA issued its Highway Diesel Fuel Sulfur Control rules, which require refineries to reduce the sulfur content of diesel fuel sold to highway consumers by 97%, from 500 ppm to 15 ppm, beginning June 1, 2006, with full compliance required by June 1, 2010. Refining industry groups have filed two lawsuits, which may delay implementation of the highway diesel rule beyond 2006. On August 8, 2001 the EPA announced its intention to form a panel of outside experts to review whether the highway diesel rule should be delayed. The panel will be comprised of experts from the automobile and oil industries, state governments, and environmental groups. The EPA has also announced plans to review the sulfur content of diesel fuel sold to "off-road" consumers, with proposed regulations to be issued in the fourth quarter of 2001. A final decision regarding technology and compliance alternatives has not yet been made. We will pursue the highest efficiency, lowest cost means of compliance, but at this time no estimate of the cost of compliance can be made due to the preliminary nature of our work and the fact that the off-road diesel rule has not been finalized.

     Legal and Environmental. As a result of its normal course of business, the Company is a party to a number of environmental proceedings. As of June 30, 2001, the Company had accrued a total of $67 million for legal and environmental-related obligations including obligations associated with certain formerly-owned retail sites and the Blue Island refinery closure. The Company is of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

     Even though the Company believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from those contained in the Company's forward-looking statements include, among others, changes in:

     .  Industry-wide refining margins;
     . Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions;
     .  Market volatility due to world and regional events;
     .  Availability and cost of debt and equity financing;
     .  Labor relations;
     .  U.S. and world economic conditions;
     .  Supply and demand for refined petroleum products;
     . Reliability and efficiency of the Company's operating facilities which are effected by such potential hazards as equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather;
     . Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;
     . Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics;
     .  Other unpredictable or unknown factors not discussed.

     Because of all of these uncertainties, and others, you should not place undue reliance on the Company's forward-looking statements.

Overview

     We are the fourth largest independent refiner, pending completion of two industry mergers, in terms of capacity and one of the largest marketers of unbranded transportation fuels, heating oil, petrochemicals, petroleum coke and other petroleum products in the United States. We own and operate three refineries in Port Arthur, Texas, Lima, Ohio and Hartford, Illinois, with a combined crude oil throughput capacity of approximately 490,000 barrels per day, or bpd. The strategic location of our assets allows us to sell petroleum products in the Midwest, where demand has historically exceeded refining production, as well as in the eastern and southeastern United States. We sell our products on an unbranded basis to approximately 600 distributors and chain retailers through our own product distribution system and an extensive third-party owned product distribution system, as well as on the spot market.

     Our Port Arthur, Texas refinery has a crude oil throughput capacity of approximately 250,000 bpd. We utilize approximately 50,000 bpd of the crude oil throughput capacity and lease the remaining 200,000 bpd of capacity to our affiliate, the Port Arthur Coker Company. At our Port Arthur refinery site, the Port Arthur Coker Company owns and operates a delayed coking unit, hydrocracker unit and sulfur complex which are designed to process sour and heavy sour crude oils. We have agreements with Port Arthur Coker Company whereby we lease certain of our refinery equipment to them, provide to them certain operating, maintenance and other services, and purchase from them all of the output of the Port Arthur Coker Company units. We also lease back a portion of our leased equipment and utilize a portion of the equipment of Port Arthur Coker Company through a processing arrangement. As a result of these agreements, Port Arthur Coker Company is a significant supplier of partially-refined intermediate products representing approximately 125,000 bpd of our refinery feedstocks. See "Factors Affecting Operating Results" and "Factors Affecting Comparability" below.

Factors Affecting Operating Results

     Our earnings and cash flow from operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire feedstocks and the price of refined products ultimately sold depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. While our net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not generally have a direct long-term relationship to net earnings. Crude oil price movements may impact net earnings in the short term because of fixed price crude oil purchase commitments. The effect of changes in crude oil prices on our operating results is influenced by the rate at which the prices of refined products adjust to reflect such changes. In general, low crude oil prices indirectly benefit operating results over the longer term due to increased demand and decreased working capital requirements. Conversely, high crude oil prices generally result in decreased demand and increased working capital requirements over the long term.

     Feedstock and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil and other feedstock costs and the price of refined products have historically been subject to wide fluctuation. Expansion of existing facilities and installation of additional refinery crude distillation and upgrading facilities, price volatility, international political and economic developments and other factors beyond our control are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for refined products, such as for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast.

     In order to assess our operating performance, we compare our gross margin (net sales and operating revenue less cost of sales) against an industry gross margin benchmark. The industry gross margin is calculated by assuming that three barrels of benchmark light sweet crude oil is converted, or cracked, into two barrels of conventional gasoline and one barrel of high sulfur diesel fuel. This is referred to as the 3/2/1 crack spread. Since we calculate the benchmark margin using the market value of U.S. Gulf Coast gasoline and diesel fuel against the market value of West Texas Intermediate crude oil, we refer to the benchmark as the Gulf Coast 3/2/1 crack spread, or simply, the Gulf Coast crack spread. The Gulf Coast crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery situated on the Gulf Coast would earn assuming it produced and sold the benchmark production of conventional gasoline and high sulfur diesel fuel.

     Because each of our refineries is unique in configuration and has logistical advantages as compared to a benchmark refinery, actual gross refining margins will differ from the benchmark crack spread. Our Port Arthur and Hartford refineries are able to process heavy sour crude oil that has historically cost less than West Texas Intermediate crude oil. We measure the cost advantage of heavy crude oil by calculating the spread between the value of Maya crude oil produced in Mexico to the value of West Texas Intermediate crude oil because Maya is our predominate heavy sour crude oil. The cost advantage of sour crude oil is measured by calculating the spread between the value of West Texas Sour crude oil to the value of West Texas Intermediate crude oil. In addition, since we are able to source both domestic pipeline crude oil and foreign tanker crude oil to each of our three refineries, the relative value of foreign crude oil to domestic crude oil is also an important factor affecting our operating results. Since many foreign crude oils are priced relative to the market value of a benchmark North Sea crude oil known as Dated Brent, we also measure the cost advantage of foreign crude oil by calculating the spread between the value of Dated Brent crude oil to the value of West Texas Intermediate crude oil.

     As part of the Port Arthur heavy oil upgrade project, we lease our crude, vacuum and other ancillary units to our affiliate, Port Arthur Coker Company, and lease back approximately 20%, or 50,000 bpd of crude distillation capacity. Port Arthur Coker Company also pays us a fee for providing certain services and supplies. Port Arthur Coker Company produces primarily intermediate feedstocks, which are sold to us at fair market value for further processing into higher value finished products. The utilization of intermediate feedstocks purchased from Port Arthur Coker Company, rather than crude oil, causes a variance from the benchmark crack spreads because these intermediate feedstocks are generally more expensive than the benchmark West Texas Intermediate crude oil. However, this variance is partially offset by lease, service and supply fees paid to us by Port Arthur Coker Company. These payments, which provide a reliable source of cash flow that is not market sensitive, increase our revenues and reduce our operating costs.

     The sales value of our production is also an important consideration in understanding our results. We produce a high volume of premium products, such as premium and reformulated gasoline, low sulfur diesel fuel, jet fuel, and petrochemical products that carry a sales value significantly greater than that for the products used to calculate the Gulf Coast crack spread. In addition, products produced by our Midwest refineries are generally of higher value than similar products produced on the Gulf Coast due to the fact that the Midwest consumes more product than it produces, thereby creating a competitive advantage for Midwest refiners that can produce and deliver refined products at a cost lower than importers of refined product into the region. This advantage is measured by the excess of the Chicago crack spread over the Gulf Coast crack spread. The Chicago crack spread is determined by replacing the published Gulf Coast product values in the Gulf Coast crack spread with published Chicago product values.

     Another important factor affecting operating results is the relative quantity of higher value transportation fuels and petrochemical products compared to the production of residual fuel oil and other by-products such as petroleum coke and sulfur. Our Midwest refineries produce a product slate that is of significantly higher value than the products used to calculate the Gulf Coast crack spread. At our Hartford refinery, this added value is driven primarily by the competitive location advantage discussed above. Our Lima refinery benefits from its mid-continental location, in addition to the fact that it produces a greater percentage of high value transportation fuels as a result of processing a predominantly sweet crude oil slate.

     Our operating cost structure is also important to our profitability. Major operating costs include energy, employee labor, processing fees paid to Port Arthur Coker Company, maintenance, including contract labor, and environmental compliance. By far, the predominant variable cost is energy and the most important benchmark for energy costs is the value of natural gas. Because the complexity of the Port Arthur refinery complex and its ability to process greater volumes of heavy sour crude oil increased significantly as a result of the heavy oil upgrade project, the complex now has a higher operating cost structure, primarily related to energy and labor. However, our share of these operating costs has been reduced due to the lease and service fees paid to us by Port Arthur Coker Company in accordance with the intercompany agreements.

     Consistent, safe and reliable operations at the refineries are a key to our financial performance. Unplanned downtime of our refinery assets generally results in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. If we choose to hedge the incremental inventory position, we are subject to market and other risks normally associated with hedging activities. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that considers such things as margin environment, availability of resources to perform the needed maintenance and feedstock logistics.

     The nature of our business leads us to maintain a substantial investment in petroleum inventories. As petroleum feedstocks and products are essentially commodities, we have no control over the changing market value of our investment. We manage the impact of commodity price volatility on our hydrocarbon inventory position by, among other methods, determining a volumetric exposure level that we consider to be appropriate and consistent with normal business operations. This target inventory position, which includes both titled inventory and fixed price purchase and sale commitments, is generally not hedged. To the extent that our inventory position deviates from the target level, we consider risk mitigation activities usually through the purchase or sale of futures contracts on the New York Mercantile Exchange or NYMEX. Our hedging activities carry all of the usual time, location and product grade basis risks associated with hedging activities generally. Because our titled inventory is valued under the last-in, first-out costing method, price fluctuations on our target level of titled inventory have very little effect on our financial results. However, our financial results are affected by price movements on the target level of fixed price purchase and sale commitments, which on a net basis, amount to a long inventory position of approximately 6 million barrels.

Factors Affecting Comparability

     Our results compared to the comparable period of the prior year are affected by the following events, which must be understood in order to assess the comparability of our period to period financial statements.

     Port Arthur Heavy Oil Upgrade Project. In January 2001, the operations of the heavy oil upgrade project at our Port Arthur refinery began. The project, construction of which began in 1998, included new coking, hydrocracking, and sulfur removal units and the expansion of the existing crude unit capacity to 250,000 bpd. The heavy oil upgrade project allows the refinery to process primarily lower-cost, heavy sour crude oil. In the third quarter of 1999, we sold a portion of the work in progress and certain other assets to our affiliate, Port Arthur Coker Company L.P. Port Arthur Coker Company financed and completed the construction of the coking, hydrocracking, and sulfur removal facilities. We completed the expansion of our crude unit capacity to 250,000 bpd from 232,000 bpd and made certain other improvements to existing facilities. Start-up of the project occurred in three stages, with the sulfur removal units beginning operations in November 2000, the coker unit beginning operations in December 2000 and the hydrocracker unit beginning operations in January 2001. Performance and reliability testing of the project as a whole is scheduled to be completed in the third quarter of 2001. Additional information regarding the heavy oil upgrade project is included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     We entered into four intercompany agreements with Port Arthur Coker Company associated with the refinery upgrade project and continuing operations as described in our Annual Report on Form 10-K for the year ended December 31, 2000. These agreements, and other factors, significantly impacted the comparability of the Company's 2001 results with the results of 2000 as follows:

     Under the agreements, we lease our crude, vacuum and certain other ancillary units to Port Arthur Coker Company and lease back approximately 20%, or 50,000 bpd, of crude distillation capacity. Port Arthur Coker Company utilizes approximately 80%, or 200,000 bpd of our leased crude distillation capacity. Beginning in December 2000, we began receiving quarterly net lease payments from Port Arthur Coker Company for the lease of our crude, vacuum and other ancillary units as described above. Port Arthur Coker Company also pays us a fee for pipeline access and use of our refinery dock. The net effect of these lease payments is recorded in Net Sales and Operating Revenue and increases our gross margin accordingly.

  . Port Arthur Coker Company produces predominately intermediate feedstocks that are sold to us at their fair market value. The intermediate refined feedstocks are higher in price than crude oil because they have been partially refined. In 2000, prior to the start up of Port Arthur Coker Company, our feedstocks consisted primarily of crude oil.

  . In order to efficiently process our crude oil throughput, we utilize a portion of Port Arthur Coker Company's equipment and pay a monthly processing fee. Payment of this fee began in December 2000 and is recorded as an operating expense.

  . We also provide certain services and supplies to Port Arthur Coker Company including employee, maintenance, and energy costs. Beginning in December 2000, Port Arthur Coker Company reimburses us for these services at their fair market value. These fees are recorded as an offset to our operating expenses.

  Closure of Blue Island Refinery. In January 2001, we ceased operations at the Blue Island refinery due to economic factors and a decision that the capital expenditures necessary to produce low sulfur transportation fuels required by impending Environmental Protection Agency regulations could not produce acceptable returns on investment. This closure resulted in a pre-tax charge of $150 million in the first quarter of 2001. We continue to utilize the petroleum products storage facility at the refinery site to supply products to the Chicago and other Midwest markets from our Hartford and Port Arthur refineries.

Management adopted an exit plan that detailed the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. The shutdown of the process units was completed during the first quarter of 2001. We are currently in discussions with the Illinois Environmental Protection Agency concerning an investigation of the site and a remediation program that would allow for redevelopment of the site for other manufacturing uses at the earliest possible time. Until the site remediation plan is finalized it is not possible to estimate the completion date for the remediation, but we anticipate that the remediation activities will continue for an extended period of time.

  The $150.0 million charge included $102.5 million of net asset write-offs and reserves of $12.0 million for severance, $26.4 million for the ceasing of operations, preparation of the plant for permanent closure and equipment remediation, $19.1 million for environmental remediation and other environmental matters, and $10.0 million credit for the future sale of air emission credits. We expect to spend approximately $25 million in 2001 related to these reserves, with the remainder to be spent over the next several years. The following schedule summarizes the restructuring reserve balance and net cash activity as of June 30, 2001:

                                                Initial   Net Cash  June 30,
                                                Reserve   Outlays     2001
                                                -------   --------  --------
      Employee severance......................   $ 12.0      $10.0    $  2.0
      Plant closure/equipment remediation.....     26.4       11.8      14.6
      Site remediation/environmental matters..     19.1        1.1      18.0
      Air emission credits....................    (10.0)         -     (10.0)
                                                 ------      -----    ------
                                                 $ 47.5      $22.9    $ 24.6
                                                 ======      =====    ======

  The site remediation and environmental reserve takes into account costs that we can reasonably estimate at this time. As the site remediation plan is finalized and work performed, an adjustment of the estimate may be necessary. We anticipate that remediation activities will continue for an extended period of time.

  The Blue Island refinery employed 297 employees, both hourly (covered by collective bargaining agreements) and salaried, approximately 275 of whom were terminated during the first six months of 2001. The remaining employees are all salaried employees and the majority of them will terminate employment within the year as the shutdown progresses.

Industry Outlook

  Our earnings depend largely on refining margins, which have been and continue to be volatile. The cost of crude oil and intermediate feedstocks we purchase and the prices of refined products we sell have fluctuated widely in the past. Crude oil, intermediate feedstocks and refined product prices depend on numerous factors beyond our control. While it is impossible to predict refining margins due to the uncertainties associated with global crude oil supply and domestic demand for refined products, we believe that refining margins over the next several years will remain above those experienced in the period 1995 through 2000. Reviewing the first half of the year 2001, however, will give some indication of the volatility that exists in the industry.

  Throughout most of the first six months of 2001, the market price of distillate relative to crude oil was above average due to low industry inventories and strong consumer demand brought about by the relatively cold winter weather in the northeast United States and eastern Canada. In addition, gasoline margins were above average, primarily because substantial scheduled and unscheduled refinery maintenance turnaround activity in the United States in late 2000 and early 2001 resulted in inventories that did not increase in a manner typically experienced during the winter. The increased demand for refined products due to the relatively cold winter and the decreased supply due to high turnaround activity, led to increased refining margins during the first five months of 2001.

  During June and July 2001, refining margins declined from the historic highs experienced earlier in the year. This decline was largely the result of increasing product inventories due to a short-term oversupply of refined products that was driven by high refinery production rates, excessive product import levels and a drop in consumer demand. The healthy refining margins realized in early 2001 led refiners to postpone scheduled turnarounds in order to maximize utilization rates. Import levels increased because of high domestic product margins. Consumer demand dropped as a result of high prices and a weakening economy. These factors led to a significant decrease in refinery margins. Despite the recent weakness, we believe that refining margins will strengthen once again because refiners will undertake delayed maintenance turnarounds, and that the drop in product prices coupled with the typical increase in summer demand will drive an increase in demand for refined products and lower product imports due to the recent reductions in United States product margins.

  Average discounts for sour and heavy sour crude oil increased in the first half of 2001 from already favorable 2000 levels due to increasing worldwide supplies of sour and heavy sour crude oil, coupled with the continuing demand for light sweet crude oil. In April 2001, the discount for heavy sour crude oil versus West Texas Intermediate widened to more than double historical averages. Although the heavy sour crude oil discount to West Texas Intermediate crude oil has narrowed from these record highs, the discount continues to exceed historic levels. Sweet crude oil continues to trade at a premium to West Texas Sour due to continued high demand for sweet crude oil resulting from the more stringent fuel specifications implemented in the United States and Europe and the higher margins for light products.

  The cost of natural gas in late 2000 and early 2001 peaked at over $10 per thousand cubic feet but recently has fallen to approximately $3 per thousand cubic feet. While certainly more favorable than recent record levels, we expect the price of natural gas to result in an increase in per-barrel cash operating costs for 2001. As production rates and inventories of natural gas continue to increase, we expect prices to remain at levels well below the record highs seen in the first quarter of 2001.

  We expect refined product supply and demand balances to tighten worldwide as a result of increasing demand and decreased supply. The supply decrease will likely be driven by more stringent gasoline specifications and refinery closures resulting from capital requirements to meet Tier 2 gasoline and low-sulfur diesel specifications. We anticipate that the worldwide supplies of sour and heavy sour crude oil will continue to increase along with the demand for sweet crude oil. As a result, we expect the spread between light sweet and heavy sour crude oil to remain wide.

Results of Operations

     The following tables reflects our financial and operating highlights for the three- and six-month periods ended June 30, 2000 and 2001.

           Financial Results                                      For the Three Months                 For the Six Months
     (in millions, except as noted)                                  Ended June 30,                      Ended June 30,
                                                            --------------------------------   ------------------------------
                                                                  2000             2001             2000            2001
                                                            ---------------   --------------   --------------   -------------
Net sales and operating revenues                                   $1,720.4         $1,846.1         $3,279.8        $3,563.8
Cost of sales                                                       1,475.5          1,534.4          2,899.9         3,085.3
                                                            ---------------   --------------   --------------   -------------
 Gross margin                                                         244.9            311.7            379.9           478.5
Operating expenses                                                    109.0             88.6            212.9           180.2
General and administrative expenses                                    12.2             15.5             22.6            27.1
                                                            ---------------   --------------   --------------   -------------
 EBITDA as adjusted (1)                                               123.7            207.6            144.4           271.2
Depreciation & amortization                                            17.2             17.7             33.3            34.6
Refinery restructuring and other charges                                 --               --               --           164.0
                                                            ---------------   --------------   --------------   -------------
 Operating income                                                     106.5            189.9            111.1            72.6
Interest expense and finance income, net                               15.4             15.0             30.5            32.4
Income tax provision                                                    0.2             63.6              0.4             3.2
                                                            ---------------   --------------   --------------   -------------
 Net earnings available to common stockholders                     $   90.9         $  111.3         $   80.2        $   37.0
                                                            ===============   ==============   ==============   =============

(1) Earnings before interest, income taxes, depreciation and amortization and excluding the refinery restructuring and other charges of $164.0 million in 2001

                                                                     For the Three Months               For the Six Months
Selected Volumetric and Per Barrel Data                                  Ended June 30,                    Ended June 30,
                                                            ----------------------------------    ------------------------------
(in thousands of barrels per day, except as noted)               2000               2001             2000             2001
                                                                ------             ------           ------           ------
Production.................................                      436.9              373.6            445.0            382.5

Crude oil throughput.......................                      390.5              254.1            415.2            262.0
PACC intermediate throughput...............                         --              124.7               --            113.5
                                                            ----------         ----------       ----------       ----------
  Total throughput.........................                      390.5              378.8            415.2            375.5

Dollars per barrel of throughput:
Gross margin...............................                     $ 6.82             $ 9.04           $ 5.03           $ 7.04
Operating expenses.........................                     $ 3.07             $ 2.57           $ 2.82           $ 2.65

                                             For the Three Months       For the Six Months
Market Indicators                               Ended June 30,            Ended June 30,
-----------------                           ------------------------------------------------
(dollars per barrel, except as noted)             2000         2001        2000        2001
                                                 ------       ------      ------      ------
West Texas Intermediate, or "WTI,".....          $28.93       $27.89      $28.90      $28.35
Crack Spreads (3/2/1):
   Gulf Coast crack spread.............          $ 5.13       $ 6.52      $ 4.29      $ 5.76
   Chicago.............................          $ 8.19       $11.97      $ 6.33      $ 8.95
Crude Oil Differentials:
   WTI less WTS (sour).................          $ 2.19       $ 3.23      $ 1.98      $ 3.66
   WTI less Maya (heavy sour)..........          $ 5.95       $10.46      $ 6.05      $10.54
   WTI less Dated Brent (foreign)......          $ 2.15       $ 0.49      $ 2.04      $ 1.70
Natural gas ( per mmbtu)...............          $ 3.45       $ 4.68      $ 2.97      $ 5.84

Premcor Refining Group and Premcor USA tables (MD&A)

                                             Three months ended June 30, 2000               Three months ended June 30, 2001
                                          ---------------------------------------        ----------------------------------------
  Selected Volumetric Data                 Port                            Total          Port                             Total
(in thousands of barrels per day)         Arthur    Midwest     Total     Percent        Arthur      Midwest     Total    Percent
                                          ------    -------     -----     -------        ------      -------     -----    -------
Feedstocks:
Crude oil throughput
 Sweet                                      8.1      221.2      229.3        53%            --         143.5      143.5      38%
 Light/Medium sour                         81.1       41.2      122.3        28%           6.7          61.8       68.5      18%
 Heavy sour                                20.9       18.0       38.9         9%          34.1           8.0       42.1      11%
                                          -----      -----      -----       ---          -----         -----      -----     ---
  Total crude oil                         110.1      280.4      390.5        90%          40.8         213.3      254.1      67%
PACC Intermediate throughput                 --         --         --        --          124.7            --      124.7      32%
Unfinished and blendstocks                 47.2       (5.4)      41.8        10%           9.5          (6.6)       2.9       1%
                                          -----      -----      -----       ---          -----         -----      -----     ---
  Total feedstocks                        157.3      275.0      432.3       100%         175.0         206.7      381.7     100%
                                          =====      =====      =====       ===          =====         =====      =====     ===

Production:
Light Products:
 Conventional gasoline                     61.0      126.8      187.8        43%          85.3          98.1      183.4      49%
 Premium and reformulated gasoline         21.3       40.8       62.1        14%          28.4          22.5       50.9      14%
 Diesel fuel                               36.5       59.0       95.5        22%          33.5          42.8       76.3      20%
 Jet fuel                                  11.2       21.0       32.2         8%            --          24.8       24.8       7%
 Petrochemical products                    21.0       14.9       35.9         8%           9.1          10.7       19.8       5%
                                          -----      -----      -----       ---          -----         -----      -----     ---
  Total Light products                    151.0      262.5      413.5        95%         156.3         198.9      355.2      95%
Residual oil                                1.8        7.3        9.1         2%           2.5           1.1        3.6       1%
Petroleum coke and sulfur                   6.8        7.5       14.3         3%           7.4           7.4       14.8       4%
                                          -----      -----      -----       ---          -----         -----      -----     ---
  Total production                        159.6      277.3      436.9       100%         166.2         207.4      373.6     100%
                                          =====      =====      =====       ===          =====         =====      =====     ===

                                              Six months ended June 30, 2000                  Six months ended June 30, 2001
                                          ---------------------------------------        ----------------------------------------
  Selected Volumetric Data                 Port                            Total          Port                             Total
(in thousands of barrels per day)         Arthur    Midwest     Total     Percent        Arthur      Midwest     Total    Percent
                                          ------    -------     -----     -------        ------      -------     -----    -------
Feedstocks:
Crude oil throughput
 Sweet                                      4.3      197.9      202.2       46%             --         141.7      141.7      37%
 Light/Medium sour                        121.0       47.3      168.3       38%           15.2          66.3       81.5      22%
 Heavy sour                                31.6       13.1       44.7       10%           33.3           5.5       38.8      10%
                                          -----      -----      -----      ---           -----         -----      -----     ---
  Total crude oil                         156.9      258.3      415.2       94%           48.5         213.5      262.0      69%
PACC Intermediate throughput                 --         --         --      ---           113.5            --      113.5      30%
Unfinished and blendstocks                 24.3        0.3       24.6        6%            7.2          (2.7)       4.5       1%
                                          -----      -----      -----      ---           -----         -----      -----     ---
  Total feedstocks                        181.2      258.6      439.8      100%          169.2         210.8      380.0     100%
                                          =====      =====      =====      ===           =====         =====      =====     ===

Production:
Light Products:
 Conventional gasoline                     63.5      115.8      179.3       40%           81.8          99.3      181.1      47%
 Premium and reformulated gasoline         22.8       41.1       63.9       14%           24.9          23.6       48.5      13%
 Diesel fuel                               47.5       57.3      104.8       24%           37.5          46.2       83.7      22%
 Jet fuel                                  15.7       19.2       34.9        8%           (1.8)         21.8       20.0       5%
 Petrochemical products                    23.2       13.0       36.2        8%           13.2          10.4       23.6       6%
                                          -----      -----      -----      ---           -----         -----      -----     ---
  Total Light products                    172.7      246.4      419.1       94%          155.6         201.3      356.9      93%
Residual oil                                2.8        6.3        9.1        2%            3.8           2.9        6.7       2%
Petroleum coke and sulfur                   9.5        7.3       16.8        4%           11.9           7.0       18.9       5%
                                          -----      -----      -----      ---           -----         -----      -----     ---
  Total production                        185.0      260.0      445.0      100%          171.3         211.2      382.5     100%
                                          =====      =====      =====      ===           =====         =====      =====     ===

Blue Island refinery (included in data above):

                              Three months ended       Six months ended
                                    June 30,               June 30,
                              --------------------   --------------------
                                2000        2001       2000        2001
                              --------    --------   --------    --------
Total feed stocks               74.4          -        67.9         8.8
Production                      74.4          -        67.8         8.6

  Overview. Net earnings increased $20.4 million to $111.3 million in the second quarter of 2001 from $90.9 in the corresponding period in 2000. Operating income increased $83.4 million to $189.9 million in the second quarter of 2001 from $106.5 million in the corresponding period in 2000. Net earnings decreased $43.2 million to $37.0 million in the first six months of 2001 from $80.2 million in the corresponding period in 2000. Net earnings in the first six months of 2001 included a $164.0 million pre-tax charge, which represents a $150.0 million restructuring charge for exit costs associated with the closure of the refining operations at the Blue Island, Illinois refinery and $14.0 million associated with environmental liabilities for the previously discontinued retail division. Operating income, excluding the refinery restructuring and other charges, increased $125.5 million to $236.6 million in the first six months of 2001 from $111.1 million in the corresponding period in 2000. The increases in operating income, excluding the refinery restructuring and other charges, were principally due to strong market conditions partially offset by operational issues. The operating results for 2001 compared to 2000 were also affected by the completion and operation of the heavy oil upgrade project at the Port Arthur refinery. See "Factors Affecting Comparability" and "Factors Affecting Operating Results" for a detailed discussion of how the heavy oil upgrade project has affected our results.

  Net Sales and Operating Revenue. Net sales and operating revenues increased $126 million, or 7%, to $1.846 billion in the second quarter of 2001 from $1.720 billion in the corresponding period in 2000. Net sales and operating revenues increased $284 million, or 9%, to $3.564 billion in the first six months of 2001 from $3.280 billion in the corresponding period in 2000. These increases were mainly attributable to the leasing of ancillary units at the Port Arthur, Texas refinery to our affiliate, Port Arthur Coker Company and an increase in the volume of crude oil sales that we make from time to time to advantageously optimize our crude oil slate.

  Gross Margin. Gross margin increased $66.8 million to $311.7 million in the second quarter of 2001 from $244.9 million in the corresponding period in 2000. Gross margin increased $98.6 million to $478.5 million in the first six months of 2001 from $379.9 million in the corresponding period in 2000. This increase, over what was considered a strong 2000 market, was principally due to continued strong market conditions driven by strong demand going into the summer driving season accompanied by low domestic inventory levels.

  The gross margin was favorably impacted by the improvements in the Gulf Coast and Chicago crack spreads in both the second quarter and first six months of 2001 compared to the corresponding periods in 2000. Improvements in the Gulf Coast crack spread contributed approximately $40 million and $94 million to the second quarter and first six months of 2001, respectively, compared to the corresponding periods in 2000. The record high Chicago crack spreads resulted in an additional benefit at our Lima and Hartford refineries.

  Gross margin was also favorably impacted by the improvement in the sour and heavy sour crude oil discounts for the second quarter and first six months of 2001 compared to the corresponding periods in 2000, but was partially offset by the use of more expensive intermediate feedstocks for approximately 70% of our throughput at our Port Arthur refinery. Gross margin also increased due to lease, supplies and service revenue generated by our intercompany agreements with Port Arthur Coker Company. Partially offsetting the improvements to gross margin was the effects of producing less higher-value products at our Port Arthur refinery due to the changes in product mix as discussed in "Factors Affecting Operating Results" above.

  Our Port Arthur refinery financial results were greatly impacted in the second quarter and first six months of 2001 compared to 2000 by the completion of the heavy oil upgrade project. The feedstock throughput rates for our operations reflected the change in operations due to the completion of the heavy oil upgrade project and start up of operations at Port Arthur Coker Company. Feedstock throughput rates were 165,500 bpd and 162,000 bpd for the second quarter and first six months of 2001, respectively. Of these feedstock throughput rates 40,800 bpd and 48,500 bpd for the second quarter and first six months of 2001, respectively were crude oil. The remainder of the feedstock throughout was intermediate feedstock purchased from Port Arthur Coker Company. Feedstock throughput rates in the second quarter of 2001 were restricted due to a lightning strike in early May, which limited the crude unit rate through the balance of the second quarter. The crude unit was shutdown in early July for 10 days to repair the damage caused by the lightning strike. Feedstock throughput rates in the first six months of 2001 were restricted due to the lightening strike plus restrictions on the crude unit as downstream process units were in start-up operations during the first quarter. In the first quarter of 2001, the Port Arthur refinery performed a planned maintenance turnaround on its alkylation unit, which had only a minor impact on production. Crude oil throughput rates at the Port Arthur refinery were significantly reduced in the second quarter of 2000 by a planned 33-day maintenance turnaround of the crude unit and subsequent unscheduled 11-day downtime of the crude unit due to a fire.

  In the second quarter, the Lima and Hartford refineries experienced some minor unplanned downtime, but overall crude oil throughput rates were higher than prior year rates. In March 2001, the Lima refinery performed a month-long maintenance turnaround on the coker and isocracker units. Midwest crude oil throughput rates in the first six months of 2001 were below capacity principally due to crude oil delivery delays to the Lima refinery caused by bad weather in the Gulf Coast, unplanned downtime at the Hartford refinery for coker unit repairs, and the closure of the Blue Island refinery on January 31, 2001. In the first six months of 2000, Midwest crude oil throughput rates were lowered by planned restrictions due to weak margin conditions, unplanned downtime at the Lima refinery due to two electrical outages and a failed compressor, and unplanned downtime at the Blue Island refinery, which required maintenance on its vacuum and crude unit.

  Operating Expenses. Operating expenses decreased $20.4 million to $88.6 million in the second quarter of 2001 from $109.0 million in the corresponding period in 2000. Operating expenses decreased $32.7 million to $180.2 million in the first six months of 2001 from $212.9 million in the corresponding period in 2000. This decrease in the second quarter was principally due to the supply and service fees collected from Port Arthur Coker Company based on the intercompany agreements, lower repair and maintenance costs at the Port Arthur refinery, and the absence of Blue Island refinery expenses in 2001. In 2000, the Port Arthur refinery had higher repair and maintenance costs due to the unscheduled downtime of its crude unit. The decrease for the first six months of 2001 was attributable to these same reasons partially offset by higher repair and maintenance expense at the Hartford refinery and higher energy costs at the Lima refinery. The Hartford refinery incurred the additional repair and maintenance expenses for the above-mentioned coker unit repairs.

  As evidenced by the significant increases in the average natural gas price, energy costs soared in 2001. Our exposure to this increase was limited in 2001 due to the ability to pass on a significant amount of our Port Arthur refinery energy costs to Port Arthur Coker Company in relation to the intercompany agreements surrounding the leasing by Port Arthur Coker Company of approximately 80% of our crude unit and other ancillary unit capacity.

  General and Administrative Expenses. General and administrative expenses increased $3.3 million to $15.5 million in the second quarter of 2001 from $12.2 million in the corresponding period in 2000. General and administrative expenses increased $4.5 million to $27.1 million in the first six months of 2001 from $22.6 million in the corresponding period in 2000. These increases were principally due to a higher incentive bonus accrual in 2001.

  Refinery Restructuring and Other Charges. The refinery restructuring and other charges consisted of $150 million related to the January, 2001 closure of the Blue Island, Illinois refinery and a $14 million charge related to the environmental liability for previously-owned retail properties. The retail environmental charge of $14 million represents a change in estimate relative to the Company's clean up obligation regarding the discontinued retail division. More complete information concerning site by site clean up plans and changing postures of state regulatory agencies prompted the change in estimate.

  Depreciation and Amortization. Depreciation and amortization expenses increased $0.5 million to $17.7 million in the second quarter of 2001 from $17.2 million in the corresponding period in 2000. Depreciation and amortization expenses increased $1.3 million to $34.6 million in the first six months of 2001 from $33.3 million in the corresponding period in 2000. The increases in both periods are principally attributable to higher amortization associated with a second quarter 2000 Port Arthur refinery turnaround. Depreciation for both periods reflected higher depreciation in 2001 due to the completion of the heavy oil upgrade project offset by the absence of depreciation for the Blue Island refinery after its January 2001 closure.

  Interest Expense and Finance Income, net. Interest expense and finance income, net decreased $0.4 million to $15.0 million in the second quarter of 2001 from $15.4 million in the corresponding period in 2000. Interest expense and finance income, net increased $1.9 million to $32.4 million in the first six months of 2001 from $30.5 million in the corresponding period in 2000. In the first six months of 2000, a portion of interest expense was capitalized as part of the heavy oil upgrade project. The first six months of 2001 does not include any interest capitalization for the heavy oil upgrade project since the project was substantially in service and operational at the beginning of 2001.

  Income Tax Provision. Income tax provision increased $63.4 million to $63.6 million in the second quarter of 2001 from $0.2 million in the corresponding period in 2000. Income tax provision increased $2.8 million to $3.2 million in the first six months of 2001 from $0.4 million in the corresponding period in 2000. This increase was principally due to an increase in pretax income together with the complete reversal of our remaining tax valuation allowance in the first quarter of 2001. Our pretax earnings going forward will generally be fully subject to income taxes.

Liquidity and Capital Resources

Cash Flows from Operating Activities

  Net cash provided by operating activities for the six months ended June 30, 2001 was $237.0 million compared to cash used of $11.6 million in the year-earlier period. The improvement in net cash provided by operating activities principally resulted from improved operating results. Working capital as of June 30, 2001 was $421.4 million, a 1.80-to-1 current ratio, versus $261.7 million as of December 31, 2000, a 1.43-to-1 current ratio.

  In general, our short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. We have a credit agreement (the "Credit Agreement") which provides for the issuance of letters of credit up to the lesser of $585 million or the amount of a borrowing base calculated with respect to our cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts. The Credit Agreement contains a sublimit for direct cash borrowings up to $50 million. Borrowings under the Credit Agreement are secured by a lien on substantially all of our cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The borrowing base associated with such facility at June 30, 2001 was $842.2 million with $409.4 million of the facility utilized for letters of credit. As of June 30, 2001, there were no direct cash borrowings under the Credit Agreement. In January 2001, we received a waiver regarding the maintenance of a tangible net worth covenant which allows for the exclusion of a $150 million restructuring charge related to the closure of the Blue Island refinery. We were in compliance with all financial covenants as of June 30, 2001.

  In addition, we had three separate cash-collateralized facilities with certain lenders: (i) a $75 million letter of credit facility for hydrocarbon purchases,
(ii) a $50 million facility for issuing letters of credit to Foster Wheeler in connection with the heavy oil upgrade project, and (iii) a $20 million letter of credit facility for non-hydrocarbon items. There were no letters of credit issued against the $75 million and $50 million facilities and $18.6 against the $20 million facility as of June 30, 2001. All facilities and agreements were due to expire on June 30, 2001 except the $50 million facility, which expired on April 30, 2001. In the second quarter of 2001, the Company extended the expiration date of its $585 million, $75 million, and $20 million facilities from June 30, 2001 to October 31, 2001. In conjunction with this extension, the $585 million working capital facility was reduced from $625 million at June 30, 2001 and will be reduced by another $30 million at August 31, 2001.

  In 1999, we sold crude oil linefill in the pipeline system supplying the Lima refinery. An agreement is in place that requires us to repurchase approximately
2.4 million barrels of crude oil in this pipeline system in September 2002 at market prices, unless extended by mutual consent.

Cash Flows from Investing Activities

  Cash flows used in investing activities in the six months ended June 30, 2001 were $73.0 million as compared to $97.4 million in the year-earlier period. Capital expenditures were $41.4 million lower than the same period last year, primarily due to the ramp-down of the heavy oil upgrade project. Turnaround costs increased $16.6 million over last year, due to expenditures in 2001 for planned maintenance at the Port Arthur and Lima refineries.

Cash Flows from Financing Activities

  Cash flows used in financing activities for the six months ended June 30, 2001 were $2.5 million as compared to $8.5 million for the same period last year.
The six months ended June 30, 2000 included a balloon payment on a capitalized lease at the Hartford refinery. We continue to evaluate the most efficient use of capital and, from time to time depending upon market conditions, may seek to purchase certain of our outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

  Premcor USA, which owns all of our outstanding common stock, relies on us for substantially all of its liquidity in order to meet its interest and other costs. Premcor USA is required to make semi-annual interest payments on its 10 7/8% Notes due 2005 of $9.5 million on June 1 and December 1 of each year and expects its other operating costs to total less than $1 million per year. Premcor USA currently pays dividends on its 11 1/2% Exchangeable Preferred Stock in kind. Premcor USA's ability to access our cash flows from operating activities is limited by covenants governing certain of our outstanding debt securities. Under the most restrictive covenants, we are able to return additional capital of approximately $49 million to Premcor USA as of June 30, 2001. Cash, cash equivalents, and short-term investments owned by Premcor USA amounted to $33 million at June 30, 2001. These amounts are restricted primarily for financing costs.

  Funds generated from operating activities together with existing cash, cash equivalents and short-term investments and proceeds from asset sales are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the next year. Due to the commodity nature of our products, our operating results are subject to rapid and wide fluctuations. While we believe that our maintenance of large cash, cash equivalents and short-term investment balances and our operating philosophies will be sufficient to provide us with adequate liquidity through the next year, there can be no assurance that market conditions will not be worse than anticipated. Future working capital, discretionary capital expenditures, environmentally mandated spending and acquisitions may require additional debt or equity capital.

New and Proposed Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133" which delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" which amended various provisions of SFAS No. 133. We adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the financial position or results of operations because we have historically marked to market all financial instruments used in the implementation of our hedging strategies.

  On July 20, 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141, which became effective on issuance, requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and addresses the initial recording of intangible assets separate from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. Intangible assets with finite lives will continue to be amortized. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are in the process of evaluating the impact of the adoption of these standards on our financial position and results of operations.

  In July 2001, the FASB approved SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset which will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are in the process of evaluating the impact of the adoption of this standard on our financial position and results of operations.

  The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." If adopted as proposed, this SOP would require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would also require that any existing unamortized turnaround costs be expensed immediately. A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and generally occurs every three to five years. Turnaround costs include actual direct and contract labor and material costs for the overhaul, inspection, and replacement of major components of refinery processing and support units performed during turnaround. Turnaround costs, which are included in our consolidated balance sheet in "Other Assets," are currently amortized on a straight-line basis over the period until the next scheduled turnaround, beginning the month following completion. The amortization of turnaround costs is presented as "Amortization" in our consolidated statements of operations.

  The proposed SOP requires adoption for fiscal years beginning after June 15, 2002. If this proposed change were in effect at June 30, 2001, we would have been required to write-off unamortized turnaround costs of approximately $107 million. Unamortized turnaround costs will change throughout the year as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

PART II. - OTHER INFORMATION

ITEM 1. - Legal Proceedings

  The following is an update of developments during the quarter of material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our or their property is subject, including environmental proceedings that involve potential monetary sanctions of $100,000 or more and to which a governmental authority is a party.

  Hartford Federal Enforcement. In February 1999, we were served with a complaint in the matter United States v. Clark Refining & Marketing, Inc., alleging violations of the Clean Air Act and regulations promulgated thereunder, in the operation and permitting of the Hartford refinery fluid catalytic cracking unit. The parties settled this matter in July, 2001 by executing a consent decree which requires installation of a wet gas scrubber on the fluid catalytic cracking unit at an estimated cost of $8 to $10 million, and low nitrogen oxide burners at a cost of $1.5 million, and payment of a civil penalty of $2 million.

  Port Arthur Natural Resource Damage Assessment. On June 7, 1999, Premcor USA and Chevron received a notice from a number of federal and Texas agencies that a study would be conducted to determine whether any natural resource damage occurred as a result of the operation of the Port Arthur refinery. We will cooperate with the government agencies in this investigation. We have reached an agreement in principle with Chevron pursuant to which Chevron will indemnify us for the claim in consideration of a payment by us of $750,000.

  Port Arthur: Enforcement. The Texas Natural Resources Conservation Commission, or TNRCC, conducted a site inspection of our Port Arthur refinery in the spring of 1998. In August 1998, we received a notice of enforcement alleging 47 air-related violations and 13 hazardous waste-related violations. The number of allegations was significantly reduced in an enforcement determination response from the TNRCC in April 1999. A follow-up inspection of the refinery in June 1999 concluded that only two items remained outstanding, namely, that the refinery failed to maintain the temperature required by our air permit at two of its incinerators, and that five process wastewater sump vents did not meet applicable air emission control requirements. The TNRCC also conducted a complete refinery inspection in the second quarter of 1999, resulting in another notice of enforcement in August 1999. This notice alleged nine air-related violations, relating primarily to deficiencies in our upset reports and fugitive emissions monitoring program, and one hazardous waste-related violation concerning spills. The 1998 and 1999 notices were combined and referred to the TNRCC's litigation division. In May 2001, TNRCC proposed an order, covering some of the 1998 hazardous waste allegations, the incinerator temperature deficiency, the process wastewater sumps, and all of the 1999 allegations, by payment of a fine of $562,675 and implementation of a series of technical corrective actions, that in the aggregate are not expected to exceed a cost of $100,000. We are in the process of amending our air permit to resolve the incinerator temperature deficiency without completely replacing our equipment. Prior to the proposed order, we installed control devices on the wastewater sump vents in 2000 and performed other requested corrective actions. Negotiations with the TNRCC are ongoing and are not expected to be resolved in 2001.

  Lima: NESHAP Notice of Violations. The National Emission Standards for Hazardous Air Pollutants, or NESHAP, requires refineries annually to report the quantity of benzene in their wastewater streams. In 1999, our refinery's uncontrolled wastewater system contained a quantity of benzene which exceeded the maximum allowable limit, primarily due to a tank malfunction and a maintenance turnaround. Accordingly, the Ohio Environmental Protection Agency issued a notice of violation in December 1999. In July 2001, the Ohio EPA proposed a settlement of this notice of violation and a separate violation relating to excessive downtime of our continuous air emission monitor system. That settlement offer includes mandatory improvements to our continuous air emission monitor system, quality control procedures, and reporting requirements, and a proposed $120,000 penalty, of which $24,000 would be applied to a supplemental environmental project we would agree to perform. This settlement offer recognizes that we have already implemented corrective actions at a cost of $1.8 million with respect to both violations by installing additional pumpout systems to more effectively recover benzene wastewater and to expand our environmental awareness training program.

  As of June 30, 2001, we had accrued a total of $67 million for legal and environmental-related obligations that may result from the matters noted above, other legal and environmental matters, and obligations associated with certain retail sites we previously owned. We are of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

  In addition to the specific matters discussed above, we also have been named in various other suits and claims. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these other legal proceedings, we believe the outcome of these other suits and claims will not have a material adverse effect on our financial position, results of operations, or liquidity.

ITEM 6. - Exhibits and Reports on Form 8-K

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

    Exhibit
     Number                                Description
    -------                                -----------
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

      10.1 First Amendment dated March 1, 2000 to the Amended and Restated Credit Agreement dated as of November 19, 1999, among The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation), Bankers Trust Company, as Administrative and Collateral Agent, The Toronto-Dominion Bank, as Syndication Agent, BankBoston, N.A., as Documentation Agent, and the other financial institutions party thereto (filed herewith)

      10.2 Second Amendment dated September 27, 2000 to the Amended and Restated Credit Agreement dated as of November 19, 1999, among The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation), Bankers Trust Company, as Administrative and Collateral Agent, The Toronto-Dominion Bank, as Syndication Agent, BankBoston, N.A., as Documentation Agent and the other financial institutions party thereto (filed herewith)

      10.3 Third Amendment dated December 31, 2000 to the Amended and Restated Credit Agreement dated as of November 19, 1999, among The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation), Bankers Trust Company, as Administrative and Collateral Agent, The Toronto-Dominion Bank, as Syndication Agent, BankBoston, N.A. as Documentation Agent, and the other financial institutions party thereto (filed herewith)

      10.4 Fourth Amendment dated May 11, 2001 to the Amended and Restated Credit Agreement dated as of November 19, 1999, among The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation), Bankers Trust Company, as Administrative and Collateral Agent,, The Toronto-Dominion Bank, as Syndication Agent, BankBoston, N.A. as Documentation Agent and the other financial institutions party thereto (filed herewith)

        (b)  Reports on Form 8-K

               A report on Form 8-K dated July 13, 2001 (announcing a three year extension of the collective bargaining agreement with the covered employees at the Port Arthur, Texas and Lima, Ohio refineries and a settlement with the U.S. Environmental Protection Agency and the State of Illinois for alleged civil violations at the Hartford, Ill. refinery) was filed by the Company during the period covered by this report and up to and including the date of filing of this report.

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE PREMCOR REFINING GROUP INC.
                                                    (Registrant)





                                            /s/ Dennis R. Eichholz
                                            ------------------------------------
                                            Dennis R. Eichholz
                                            Controller (Principal
                                             Accounting Officer and
                                             Duly Authorized Officer)


August 13, 2001