Form 10-Q
period 2001-09-30
PREMCOR REFINING GROUP INC
filed 2001-11-14
CIK 20762

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

               For the quarterly period ended September 30, 2001

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____
                                              ---

     Number of shares of registrant's common stock, $.01 par value, outstanding as of October 31, 2001, 100, all of which were owned by Premcor USA Inc.

________________________________________________________________________________

                         The Premcor Refining Group Inc.
                                    Form 10-Q
                               September 30, 2001
                                Table of Contents

                                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Independent Accountants' Report ...............................................................   1
        Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 ....................   2
        Consolidated Statements of Operations for the Three- and Nine-Month Periods Ended
          September 30, 2000 and 2001 .................................................................   3
        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 2001 ...   4
        Notes to Consolidated Financial Statements ....................................................   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .........  16

                                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings .............................................................................  34

Item 6. Exhibits and Reports on Form 8-K ..............................................................  35

        Signature .....................................................................................  37

FORM 10-Q - PART I
ITEM 1. FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors of The Premcor Refining Group Inc.:


We have reviewed the accompanying consolidated balance sheet of The Premcor Refining Group Inc. and subsidiaries (the "Company") as of September 30, 2001, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 2001, and consolidated statements of cash flows for the nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

St. Louis, Missouri
November 7, 2001

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in millions, except share data)


                                              December 31,     September 30,
                                                  2000             2001
                                              ------------     -------------
                                                                (unaudited)
                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                 $      214.8     $      279.9
    Short-term investments                             1.7              1.7
    Accounts receivable                              250.4            205.8
    Receivable from affiliates                        37.1             95.0
    Inventories                                      334.7            321.3
    Prepaid expenses and other                        34.1             30.1
                                              ------------     ------------
        Total current assets                         872.8            933.8

PROPERTY, PLANT AND EQUIPMENT, NET                   706.1            640.9
OTHER ASSETS                                         117.2            119.6
NOTE RECEIVABLE FROM AFFILIATE                         4.9              4.9
                                              ------------     ------------
                                              $    1,701.0     $    1,699.2
                                              ============     ============

         LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable                          $      418.4     $      275.4
    Payable to affiliates                             90.8            156.9
    Accrued expenses and other                        64.8             63.9
    Accrued taxes other than income                   37.1             22.4
                                              ------------     ------------
        Total current liabilities                    611.1            518.6

LONG-TERM DEBT                                       796.9            774.7
DEFERRED INCOME TAXES                                   --             30.3
OTHER LONG-TERM LIABILITIES                           65.5            105.6
COMMITMENTS AND CONTINGENCIES                           --               --

COMMON STOCKHOLDER'S EQUITY:
    Common stock ($0.01 par value per share;
      1,000 shares authorized and 100 shares
      issued and outstanding)                           --               --
    Paid-in capital                                  159.2            133.4
    Retained earnings                                 68.3            136.6
                                              ------------     ------------
        Total common stockholder's equity            227.5            270.0
                                              ------------     ------------
                                              $    1,701.0     $    1,699.2
                                              ============     ============



   The accompanying notes are an integral part of these financial statements.

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited, dollars in millions)

                                            For the Three Months  For the Nine Months
                                             Ended September 30,  Ended September 30,
                                            --------------------  -------------------
                                              2000        2001      2000       2001
                                            --------    --------  --------   --------
NET SALES AND OPERATING REVENUES            $2,032.6    $1,701.2  $5,312.4   $5,265.0

EXPENSES:
   Cost of sales                             1,862.8     1,489.3   4,762.7    4,574.6
   Operating expenses                          115.0        85.5     327.9      265.7
   General and administrative expenses          12.3        14.9      34.9       42.0
   Depreciation                                  9.7         8.4      26.6       24.4
   Amortization                                  9.2         9.5      25.6       28.1
   Refinery restructuring and other charges       --        26.2        --      190.2
                                            --------    --------  --------   --------
                                             2,009.0     1,633.8   5,177.7    5,125.0
                                            --------    --------  --------   --------

OPERATING INCOME                                23.6        67.4     134.7      140.0

   Interest and finance expense                (18.9)      (18.1)    (56.2)     (56.7)
   Interest income                               3.1         3.2       9.9        9.4
                                            --------    --------  --------   --------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                        7.8        52.5      88.4       92.7

   Income tax provision                         (0.2)      (21.7)     (0.6)     (24.9)
                                            --------    --------  --------   --------

NET INCOME BEFORE
  EXTRAORDINARY ITEM                             7.6        30.8      87.8       67.8

   Gain on repurchase of long-term debt
     (net of income taxes of $0.3 million)        --         0.5        --        0.5
                                            --------    --------  --------   --------

NET INCOME                                  $    7.6    $   31.3  $   87.8   $   68.3
                                            ========    ========  ========   ========

   The accompanying notes are an integral part of these financial statements.

                THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, dollars in millions)

                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                             -------------------------
                                                                                               2000             2001
                                                                                             --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                               $   87.8         $   68.3
    Extraordinary gain                                                                              -             (0.5)

    Adjustments
      Depreciation                                                                               26.6             24.4
      Amortization                                                                               31.6             34.4
      Deferred taxes                                                                                -             37.2
      Refinery restructuring and other charges                                                      -            139.3
      Other, net                                                                                  0.4             (2.5)

    Cash provided by (reinvested in) working capital -
      Accounts receivable, prepaid expenses and other                                           (84.4)            48.6
      Inventories                                                                              (149.5)            13.4
      Accounts payable, accrued expenses and taxes other
        than income                                                                             194.5           (158.6)
      Affiliate accounts receivable and payable                                                   2.7              8.2
                                                                                             --------         --------
           Net cash provided by operating activities                                            109.7            212.2
                                                                                             --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                                             (110.3)           (49.1)
    Expenditures for turnaround                                                                 (23.8)           (41.3)
    Proceeds from disposals of property, plant and equipment                                      0.5              0.1
    Purchases of short-term investments                                                          (1.5)            (1.7)
    Sales and maturities of short-term investments                                                1.5              1.7
                                                                                             --------         --------
           Net cash used in investing activities                                               (133.6)           (90.3)
                                                                                             --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of long-term debt                                                                    -            (20.3)
    Capital lease payments                                                                       (7.0)            (1.1)
    Capital contribution returned                                                               (26.0)           (25.8)
    Deferred financing costs                                                                     (1.9)            (9.6)
                                                                                             --------         --------
           Net cash used in financing activities                                                (34.9)           (56.8)
                                                                                             --------         --------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                            (58.8)            65.1
CASH AND CASH EQUIVALENTS, beginning of period                                                  284.9            214.8
                                                                                             --------         --------
CASH AND CASH EQUIVALENTS, end of period                                                     $  226.1         $  279.9
                                                                                             ========         ========


   The accompanying notes are an integral part of these financial statements.

FORM 10-Q - PART I
ITEM 1. FINANCIAL STATEMENTS (continued)

The Premcor Refining Group Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001
(tabular dollar amounts in millions of U.S. dollars)

1.   Basis of Preparation

     The Premcor Refining Group Inc. is a privately held company with two principal direct, wholly-owned subsidiaries, Premcor P.A. Pipeline Company and Premcor Investments Inc. The Company is 100% owned by Premcor USA Inc., which in turn is 100% owned by Premcor Inc.

     The accompanying unaudited consolidated financial statements of The Premcor Refining Group Inc. and subsidiaries (the "Company") are presented pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with the disclosure requirements for Form 10-Q. In the opinion of the management of the Company, the unaudited consolidated financial statements reflected all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three- and nine-month periods ended September 30, 2001 were not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2000 Annual Report on Form 10-K.

2.   New and Proposed Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" which amended various provisions of SFAS No.

133. The Company adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations because the Company has historically marked to market all financial instruments used in the implementation of the Company's hedging strategies.

     On July 20, 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141, which became effective on issuance, requires business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and addresses the initial recording of intangible assets separate from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. Intangible assets with finite lives will continue to be amortized. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of these standards to have a material effect on its financial position and results of operations.

     In July 2001, the FASB approved SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset, which will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of the adoption of this standard on its financial position and results of operations.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." If adopted as proposed, this SOP would require companies to expense as incurred turnaround costs, defined as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would also require that any existing unamortized turnaround costs be expensed immediately. A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and generally occurs every three to five years. Turnaround costs include actual direct and contract labor and material costs for the overhaul, inspection, and replacement of major components of refinery processing and support units performed during turnaround. Turnaround costs, which are included in the Company's consolidated balance sheet in "Other Assets," are currently amortized by the Company on a straight-line basis over the period until the next scheduled turnaround, beginning the month following completion. The amortization of turnaround costs is presented as "Amortization" in the Company's consolidated statements of operations.

     The proposed SOP requires adoption for fiscal years beginning after June 15, 2002. If this proposed change were in effect at September 30, 2001, the Company would have been required to write-off unamortized turnaround costs of approximately $101 million. Unamortized turnaround costs will change throughout the year as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

3.   Inventories

     The carrying value of inventories consisted of the following:

                                                               December 31,     September 30,
                                                                   2000             2001
                                                              ------------      -------------
           Crude oil ....................................     $     125.3       $    80.0
           Refined products and blendstocks .............           185.7           219.2
           Warehouse stock and other ....................            23.7            22.1
                                                              ------------      -------------
                                                              $     334.7       $   321.3
                                                              ============      =============


     The market value of crude oil, refined products and blendstocks inventories at September 30, 2001 was approximately $50.4 million (December 31, 2000 - $100.8 million) above carrying value.

4.   Other Assets

     Other assets consisted of the following:

                                                               December 31,     September 30,
                                                                   2000             2001
                                                             --------------   ----------------
           Deferred turnaround costs ....................     $      94.1     $        100.6
           Deferred financing costs .....................            14.5               17.8
           Deferred tax asset ...........................             7.2               --
           Other ........................................             1.4                1.2
                                                              -------------   ----------------
                                                              $     117.2     $        119.6
                                                              =============   ================



     Amortization of deferred financing costs for the three- and nine-month periods ended September 30, 2001 was $2.0 million (2000 - $2.0 million) and $6.1 million (2000 - $5.9 million), respectively, and was included in "Interest and finance expense". During 2001, the Company incurred approximately $9.6 million of deferred financing costs to amend and restate its secured revolving credit facility and wrote-off $0.2 million of its deferred financing costs related to the Company's senior notes repurchased in September 2001.

5.   Related Party Transactions

     Port Arthur Coker Company L.P.

     The Company and Port Arthur Coker Company L.P. (the "Port Arthur Coker Company") have entered into certain agreements associated with the operations between the coking, hydrocracking, and sulfur removal facilities of the Port Arthur Coker Company and the Company's Port Arthur refinery. Premcor USA Inc. is 100% owned and Port Arthur Coker Company's general partner, Sabine River Holding Corp., is 90% owned by Premcor Inc. Balances and activity related to a services and supply, product purchase, and ancillary lease agreement were as follows:

     As of September 30, 2001, the Company had an outstanding receivable from Port Arthur Coker Company of $36.3 million (December 31, 2000 - $28.0 million) and a payable to Port Arthur Coker Company of $85.7 million (December 31, 2000 - $50.4 million) related to ongoing operations. As of September 30, 2001, the Company had a note receivable from Port Arthur Coker Company of $7.5 million (December 31, 2000 - $7.0 million) related to construction management services of which $4.9 million (December 31, 2000 - $4.9 million) was accounted for as a long-term asset and the remainder as a current asset.


     The Company generated $30.3 million and $100.9 million in revenues for the three- and nine-month periods ended September 30, 2001, respectively, related to lease and pipeline tariff fees and to the sale of feedstocks and hydrogen to Port Arthur Coker Company. The Company incurred $464.6 million and $1,496.5 million in costs of sales for purchases of finished and intermediate refined products and crude oil from Port Arthur Coker Company for the three- and nine-month periods ended September 30, 2001, respectively. The Company recorded reimbursements of operating expenses of $2.4 million and $19.2 million for services provided to Port Arthur Coker Company for the three- and nine-month periods ended September 30, 2001. There were no revenues or expenses generated from these agreements in the first nine months of 2000.

6.   Working Capital Facilities

     In August 2001, the Company amended and restated its secured revolving credit facility for a period of two years through August 2003. This new agreement provides for borrowings and the issuance of letters of credit of up to the lesser of $650 million or the amount available under a defined borrowing base calculation. The borrowing base calculation takes into consideration the Company's cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories and paid but unexpired letters of credit. The Company is required to comply with certain financial covenants including maintaining defined levels of working capital, cash, cash equivalents and qualified investments, tangible net worth, and cumulative cash flow. Direct cash borrowings under the credit facility are limited to $50 million.

7.   Repurchase of Long-Term Debt

     In September 2001, the Company repurchased in the open market, $21.3 million in face value of its 9 1/2% Senior Notes due September 15, 2004 for $20.3 million. As a result of this transaction, the Company recorded an extraordinary pre-tax gain of $0.8 million (net of taxes - $0.5 million) which included the write-off of deferred financing costs related to the debt.

8.   Interest and Finance Expense

     Interest and finance expense included in the statements of operations consisted of the following:

                                                For the Three Months            For the Nine Months
                                                 Ended September 30,            Ended September 30,
                                                  2000         2001              2000         2001
                                                --------     ---------         --------     ---------
         Interest expense .................     $   18.6     $    17.2         $   55.3     $    53.3
         Financing costs ..................          2.1           2.0              6.1           6.3
         Capitalized interest .............         (1.8)         (1.1)            (5.2)         (2.9)
                                                --------     ---------         --------     ---------
                                                $   18.9     $    18.1         $   56.2     $    56.7
                                                ========     =========         ========     =========

     Cash paid for interest for the three- and nine-month periods ended September 30, 2001 was $17.9 million (2000 - $19.1 million) and $54.9 million (2000 - $55.6 million), respectively.

9.   Refinery Restructuring and Other Charges

     Refinery restructuring and other charges consisted of $167.2 million related to the January, 2001 closure of the Company's Blue Island, Illinois refinery, a $14.0 million charge related to the environmental liability for previously-owned retail properties and a $9.0 million charge related to the write-off of certain assets at the Company's Port Arthur refinery that are no longer in service.

Blue Island Closure

     In January 2001, the Company ceased operations at its Blue Island refinery due to economic factors and a decision that the capital expenditures necessary to produce low sulfur transportation fuels required by recently adopted Environmental Protection Agency regulations could not produce an acceptable return on investment. The Company continues to utilize its petroleum products storage facility at the refinery site to supply products to the Chicago and other Midwest markets from the Company's operating refineries. Since the Blue Island refinery operation has been only marginally profitable in recent years and since we will continue to operate a petroleum products storage and distribution business from the Blue Island site, the closure of the refinery is not expected to have a significant negative impact on net income or cash from operations. The only significant effect on net income and cash flow will result from the actual shutdown process and subsequent environmental site remediation as discussed below.

     Management adopted an exit plan that detailed the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. The shutdown of the process units was completed during the first quarter of 2001. The Company is currently in discussions with federal, state, and local governmental agencies concerning an investigation of the site and a remediation program that would allow for redevelopment of the site for other manufacturing uses at the earliest possible time. Until the site remediation plan is finalized, it is not possible to estimate the completion date for the remediation, but the Company anticipates that the remediation activities will continue for an extended period of time.

     A pre-tax charge of $150.0 million was recorded in the first quarter of 2001 and an additional charge of $17.2 million was recorded in the third quarter of 2001. The original charge included $92.5 million of non-cash asset write-offs in excess of realizable value and a reserve for future costs of $57.5 million, consisting of $12.0 million for severance costs, $26.4 million for the ceasing of operations, preparation of the plant for permanent closure and equipment remediation and $19.1 million for site remediation and other environmental matters. The third quarter charge of $17.2 million included an adjustment of $5.6 million to the asset write-off to reflect changes in realizable asset value and an increase of $11.6 million related to a continued evaluation of expected future expenditures as detailed below. The Company expects to spend approximately $40 million in 2001 related to the $69.1 million adjusted reserve for future costs, with the majority of the remainder to be spent over the next several years. The following schedule summarizes the restructuring reserve balance and net cash activity as of September 30, 2001:

                                                                                              Reserve at
                                                 Initial        Reserve        Net Cash       September
                                                 Reserve      Adjustment        Outlay         30, 2001
                                               -----------    ----------   ---------------   -----------
   Employee severance ......................    $  12.0       $   0.7        $    10.5       $       2.2
   Plant closure/equipment remediation .....       26.4           6.3             16.1              16.6
   Site remediation/environmental matters ..       19.1           4.6              1.7              22.0
                                               -----------    -----------  ---------------   -----------
                                               $   57.5       $  11.6        $    28.3       $      40.8
                                               ===========    ===========  ===============   ===========

     The site remediation and environmental reserve takes into account costs that the Company can reasonably estimate at this time. As the site remediation plan is finalized and work performed, further adjustments of the estimate may be necessary. The Company anticipates that remediation activities will continue for an extended period of time. The Company is also evaluating other potential environmental risk management options in order to quantify more precisely the cost of remediation of the site and to provide the governmental agencies financial assurance that, once begun, remediation of the site will be completed in a timely and prudent manner.

     The Blue Island refinery employed 297 employees, both hourly (covered by collective bargaining agreements) and salaried, approximately 280 of whom were terminated during the first nine months of 2001. The remaining employees are all salaried employees and the majority of them will terminate employment within the year as the shutdown progresses.

Environmental Liability for Retail Sites

     The retail environmental charge of $14 million represents a change in estimate relative to the Company's clean up obligation regarding the previously discontinued retail division. More complete information concerning site by site clean up plans and changing postures of state regulatory agencies prompted the change in estimate.

Port Arthur Refinery Assets

     In September 2001, the Company incurred a charge of $5.8 million related to the net asset value of the idled coker units at the Port Arthur refinery. The Company now believes that an alternative use of the coker units is not probable at this time. The Company also accrued $3.2 million for future environmental clean-up costs related to the site.

10.  Income Taxes

     The Company made net cash income tax payments during the three-month and nine-month periods ended September 30, 2001 of $0.3 million (2000 -$2.5 million) and $3.1 million (2000 - $3.3 million), respectively. The income tax provision for the three-month and nine-month periods ended September 30, 2001 was $21.7 million and $24.9 million, respectively. The income tax provision of $24.9 million for the nine-month period ended September 30, 2001 included the effect of the Company's reversal during the first quarter of 2001 of its remaining deferred tax valuation allowance of $12.4 million. This reversal resulted from the Company's analysis of the likelihood of realizing the future tax benefit of its federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits. The income tax provision for the three-month and nine-month periods ended September 30, 2000 was $0.2 million and $0.6 million, respectively, which represented current state taxes.


11.  Commitments and Contingencies

     As a result of its activities, the Company is the subject of a number of legal and administrative proceedings, including proceedings related to environmental matters. All such matters that could be material or to which a governmental authority is a party and which involve potential monetary sanctions of $100,000 or greater are described below.

     Port Arthur: Enforcement. The Texas Natural Resource Conservation Commission ("TNRCC") conducted a site inspection of the Port Arthur refinery in the spring of 1998. In August 1998, the Company received a notice of enforcement alleging 47 air-related violations and 13 hazardous waste-related violations. The number of allegations was significantly reduced in an enforcement determination response from TNRCC in April 1999. A follow-up inspection of the refinery in June 1999 concluded that only two items remained outstanding, namely that the refinery failed to maintain the temperature required by the air permit at one of its incinerators and that five process wastewater sump vents did not meet applicable air emission control requirements. The TNRCC also conducted a complete refinery inspection in the second quarter of 1999, resulting in another notice of enforcement in August 1999. This notice alleged nine air-related violations, relating primarily to deficiencies in the Company's upset reports and emissions monitoring program, and one hazardous waste-related violation concerning spills. The 1998 and 1999 notices were combined and referred to the TNRCC's litigation division. On September 7, 2000 the TNRCC issued a notice of enforcement regarding the Company's alleged failure to maintain emission rates at permitted levels. In May 2001, the TNRCC proposed an order covering some of the 1998 hazardous waste allegations, the incinerator temperature deficiency, the process wastewater sumps, and all of the 1999 and 2000 allegations, and proposing the payment of a fine of $562,675 and the implementation of a series of technical provisions requiring corrective actions. Negotiations with the TNRCC are ongoing and are not expected to be resolved in 2001.

     Lima: Finding of Violation. On July 10, 2001, the Ohio Environmental Protection Agency issued a finding of violation by the Company of state and federal laws regarding releases of annual benzene quantities into refinery wastewater streams in excess of that allowed and downtime of continuous emission control monitors that exceeded the allowed 5%. The Company has settled this action, paid a fine of $120,000 and implemented preventive programs to ensure future compliance.

     Hartford: Federal Enforcement. In February 1999, the federal government filed a complaint in the matter United States v. Clark Refining & Marketing, Inc., alleging violations of the Clean Air Act and regulations promulgated thereunder, in the operation and permitting of the Hartford refinery fluidized catalytic cracking unit. The Company settled this action in July 2001 by agreeing to install a wet gas scrubber on the fluid catalytic cracking unit at an estimated cost of $8 million to $10 million, and low nitrogen oxide burners at a cost of $1.5 million, and agreeing to pay a civil penalty of $2 million.

     Blue Island: Federal and State Enforcement. In September 1998, the federal government filed a complaint, United States v. Clark Refining & Marketing, Inc., alleging that the Company had operated the Blue Island refinery in violation of certain federal laws relating to air pollution, water pollution and waste management. The Illinois Attorney General intervened in this matter and the State of Illinois also brought an action alleging violations under state environmental laws. The state enforcement action is People ex rel. Ryan v. Clark Refining & Marketing Inc. and is currently pending in the Circuit Court of Cook County, Illinois. The Company is seeking to settle both cases simultaneously. In 2000, prior to deciding to close the Blue Island refinery, an agreement in principle was reached to settle both matters, including by paying a civil penalty of $2.25 million, installing a wet gas scrubber on the fluidized catalytic cracking unit, and making changes and enhancements to certain operating practices and procedures at the refinery at an estimated cost of $6 million. Subsequently, the Company decided to close the Blue Island refinery. Since the proposed settlements were based on the assumption that the refinery would continue in operation, the Company is renegotiating the settlement of this matter in a manner appropriate to its closure, which has become linked to discussions regarding the remediation process at that refinery. There can be no assurance that a settlement can be reached and a consent decree successfully negotiated regarding the two enforcement actions.

     Blue Island: Criminal Matters. In June 2000, the Refining Group pled guilty to one felony count of violating the Clean Water Act and one count of conspiracy to defraud the United States at the Blue Island refinery. These charges arose out of the discovery, during a multimedia investigation at the site conducted in 1996, that two former employees had allegedly falsified certain reports regarding wastewater sent to the municipal wastewater treatment facility. As part of the plea agreement, the Company agreed to pay a fine of $2 million and was placed on probation for three years. The Company does not anticipate this to have a significant adverse impact on its business on an ongoing basis. The primary remaining condition of probation is an obligation not to commit future environmental crimes. If the Company were to commit a crime in the future, it would be subject not only to prosecution for that new violation, but also to a separate charge that it had violated a condition of its probation. Any violation of probation charge would be brought before the same judge who entered the original sentence, and that judge would have the authority to enter a new and potentially more severe sentence for the offense to which the Company pled guilty in June, 2000. The two former employees are currently under criminal indictment.

     Sashabaw Road Retail Location: State Enforcement. In July 1994, the Michigan Department of Natural Resources brought an action alleging that one of the Company's retail locations caused groundwater contamination, necessitating the installation of a new $600,000 drinking water system. The Michigan Department of Natural Resources sought reimbursement of this cost. Although this site may have contributed to contamination in the area, the Company maintained that numerous other sources were responsible and that a total reimbursement demand from the Company would be excessive. Mediation resulted in a $200,000 finding against the Company. The Company made an offer of judgment equal to the mediation finding. The offer was rejected by the Michigan Department of Natural Resources and the matter was tried in November 1999, resulting in a judgment against the Company of $110,000 plus interest. Since the judgment was over 20% below the previous settlement offer, under applicable state law the Company is entitled to recover its legal fees. Both the Michigan Department of Natural Resources and the Company have appealed the decision.

     Port Arthur: Natural Resource Damage Assessment. In 1999, Premcor USA Inc. and Chevron received a notice from a number of federal and Texas agencies that a study would be conducted to determine whether any natural resource damage occurred as a result of the operation of the Port Arthur refinery prior to January 1, 2000. The Company is cooperating with the government agencies in this investigation. The Company entered into an agreement with Chevron pursuant to which Chevron will indemnify the Company for the claim in consideration of a payment of $750,000.

     Port Arthur and Lima Refineries. The original refineries on the sites of the Port Arthur and Lima refineries began operating in the late 1800s and early 1900s, prior to modern environmental laws and methods of operation. There is contamination at these sites, which the Company believes will be required to be remediated. Under the terms of the Company's 1995 purchase of the Port Arthur refinery, Chevron U.S.A., the former owner, retained liability for all required investigation and remediation relating to pre-purchase contamination discovered by June 1997, except with respect to certain areas on or around which active processing units are located, which are the Company's responsibility. Extensive due diligence efforts prior to the acquisition and additional investigation after the acquisition documented contamination for which Chevron is responsible. In June 1997, the Company entered into an agreed order with Chevron and the TNRCC, that incorporates this contractual division of remediation responsibilities into an agreed order. The Company has accrued $11.5 million for the Port Arthur remediation at September 30, 2001. Under the terms of the purchase of the Lima refinery, BP PLC ("BP"), the former owner, indemnified the Company for all pre-existing environmental liabilities, except for contamination resulting from releases of hazardous substances in or on sewers, process units and other equipment at the refinery as of the closing date, but only to the extent the presence of these hazardous substances was as a result of normal operations of the refinery and does not constitute a violation of any environmental law. Although the Company is not primarily responsible for the majority of the currently required remediation of these sites, the Company may become jointly and severally liable for the cost of investigating and remediating a portion of these sites in the event that Chevron or BP fails to perform the remediation. In such event, however, we believe we would have a contractual right of recovery from these entities. The cost of any such remediation could be substantial and could have a material adverse effect on the Company's financial position.

     Blue Island Refinery Decommissioning and Closure. In January 2001, the Company ceased operations at the Blue Island, Illinois refinery. The decommissioning, dismantling and tear down of the facility is underway. The Company is currently in discussions with federal, state and local governmental agencies concerning remediation of the site. The governmental agencies have proposed a remediation process patterned after national contingency plan provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has proposed to the agencies a site investigation and remediation that incorporates certain elements of the CERCLA process and the State of Illinois' site remediation program. The Company is also evaluating other potential environmental risk management options in order to allow it to quantify more precisely the cost of remediation of the site and to provide the governmental agencies financial assurance that, once begun, remediation of the site will be completed in a timely and prudent manner.

     Former Retail Sites. In 1999, the Company sold its former retail marketing business, which the Company operated from time to time on a total of 1,150 sites. During the normal course of operations of these sites, releases of petroleum products from underground storage tanks have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the underground storage tank regulations under the Resource Conservation and Recovery Act has been delegated to the states that administer their own underground storage tank programs. The Company's obligation to remediate such contamination varies, depending upon the extent of the releases and the stringency of the laws and regulations of the states in which the releases were made. A portion of these remediation costs may be recoverable from the appropriate state underground storage tank reimbursement fund once the applicable deductible has been satisfied. The 1999 sale included 672 sites, 225 of which had no known preclosure contamination, 365 of which had known pre-closure contamination of varying extent, and 80 of which had been previously remediated. The purchaser of the retail division assumed pre-closure environmental liabilities of up to $50,000 per site at the sites on which there was no known contamination. The Company is responsible for any liability above that amount per site for pre-closure liabilities, subject to certain time limitations. With respect to the sites on which there was known pre-closing contamination, the Company retained liability for 50% of the first $5 million in remediation costs and 100% of remediation costs over that amount. The Company retained any remaining pre-closing liability for sites that had been previously remediated.

     Of the remaining 478 former retail sites not sold in the 1999 transaction described above, the Company has sold all but 13 in open market sales and auction sales. The Company generally retains the remediation obligations for sites sold in option market sales with identified contamination. Of the retail sites sold in auctions, the Company agreed to retain liability for all of these sites until an appropriate state regulatory agency issues a letter indicating that no further remedial action is necessary. However, these letters are subject to revocation if it is later determined that contamination exists at the properties and the Company would remain liable for the remediation of any property at which such a letter was received but subsequently revoked. The Company is currently involved in the active remediation of 139 of the retail sites sold in open market and auction sales and is actively seeking to sell the remaining 13 properties. As of September 30, 2001, the Company had expended $14 million to satisfy the obligations described above and had $14.3 million accrued to satisfy those obligations in the future.

     Former Terminals. In December 1999, the Company sold 15 refined product terminals to a third party, but retained liability for environmental matters at four terminals and, with respect to the remaining eleven terminals, the first $250,000 per year of environmental liabilities for a period of six years up to a maximum of $1.5 million. As of September 30, 2001, the Company had expended $0.5 million on these obligations and has accrued $2.9 million for these obligations in the future.

     Legal and Environmental Reserves. As a result of its normal course of business, the Company is a party to a number of legal and environmental proceedings. As of September 30, 2001, the Company had accrued a total of $71 million, on an undiscounted basis, for legal and environmental-related obligations that may result from the matters noted above and other legal and environmental matters. The Company is of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

     Tier 2 Motor Vehicle Emission Standards. In February 2000, the Environmental Protection Agency ("EPA") promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the sulfur content of gasoline at any refinery not exceed 30 ppm during any calendar year by January 1, 2006. These requirements will be phased in beginning on January 1, 2004. Modifications will be required at each of the Company's refineries as a result of the Tier 2 standards. Based on preliminary estimates, the Company believes that compliance with the new Tier 2 gasoline specifications will require capital expenditures in the aggregate through 2005 in a range of $180 million to $225 million for its refineries. More than 90% of the projected investment is expected to be incurred during 2002 through 2004 with the greatest concentration of spending occurring in 2003.

     Low Sulfur Diesel Standards. In addition, in January 2001, the EPA promulgated its on-road diesel regulations, which will require a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. Refining industry groups have filed two lawsuits, which may delay implementation of the on-road diesel rule beyond 2006. In its release, the EPA estimated that the overall cost to fuel producers of the reduction in sulfur content would be approximately $0.04 per gallon. The EPA has also announced its intention to review the sulfur content in diesel fuel sold to off-road consumers. If regulations are promulgated to regulate the sulfur content of off-road diesel, the Company expects the sulfur requirement to be either 500 ppm, which is the current on-road limit, or 15 ppm, which will be the future on-road limit. If the new off-road standard is 500 ppm, the capital expenditures necessary for the Company to comply with the diesel standards may be significantly reduced because the Port Arthur refinery currently meets the 500 ppm specification. The Company would thus continue to have a market for its current diesel production at Port Arthur, albeit a smaller and lower priced market, and therefore could elect not to make any capital expenditures necessary to comply with the new on-road standard. Depending upon the standard promulgated for off-road diesel, if any, and the compliance strategy the Company adopts, the Company estimates that its capital expenditure cost in the aggregate through 2006 of complying with the diesel standards utilizing existing technologies may range from $150 million to $200 million. More than 90% of the projected investment is expected to be incurred during 2004 through 2006 with the greatest concentration of spending occurring in 2005.

     Maximum Available Control Technology. In September 1998, the EPA proposed regulations to implement Phase II of the petroleum refinery Maximum Achievable Control Technology rule under the federal Clean Air Act, referred to as MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. Finalization of the MACT II regulations has been delayed in an attempt to harmonize the MACT II requirements with Tier 2 gasoline and low-sulfur diesel requirements. If the MACT II regulations are finalized and implemented as proposed, the Company expects to spend approximately $60 million in the three years following their finalization in order to comply. We expect the spending to be approximately evenly divided in each of the three years.

     Crude Oil Purchase Commitment. In 1999, the Company sold crude oil linefill in the pipeline system supplying the Lima refinery. An agreement is in place that requires the Company to repurchase approximately 2.4 million barrels of crude oil in this pipeline system in September 2002 at the then current market prices, unless extended by mutual consent. The Company has hedged the price risk related to the repurchase obligations through the purchase of exchange-traded futures contracts.

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

     Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from those contained in our forward-looking statements include, among others, changes in:

     . Industry-wide refining margins;
     . Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions;
     . Market volatility due to world and regional events;
     . Availability and cost of debt and equity financing;
     . Labor relations;
     . U.S. and world economic conditions;
     . Supply and demand for refined petroleum products;
     . Reliability and efficiency of our operating facilities which are effected by such potential hazards as equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather;
     . Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;
     . Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics;
     . Other unpredictable or unknown factors not discussed.

     Because of all of these uncertainties, and others, you should not place undue reliance on our forward-looking statements.

Overview

        We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States. We own and operate three refineries with a combined crude oil throughput capacity of approximately 490,000 barrels per day, or bpd. Our refineries are located in Port Arthur, Texas; Lima, Ohio; and Hartford, Illinois. The strategic location of our assets allows us to sell petroleum products in the Midwest, where demand for light products, such as transportation fuels, petrochemical feedstocks and heating oil, has historically exceeded refining production, as well as in the Gulf Coast and eastern and southeastern United States. We sell our products on an unbranded basis to approximately 600 distributors and chain retailers through our own product distribution system and an extensive third-party owned product distribution system, as well as in the spot market.

        Our Port Arthur, Texas refinery has a crude oil throughput capacity of approximately 250,000 bpd. We lease 100% of this crude oil throughput capacity to our affiliate, Port Arthur Coker Company, but currently utilize approximately 50,000 bpd of the crude oil throughput capacity through a processing arrangement. At our Port Arthur refinery site, the Port Arthur Coker Company owns and operates a delayed coking unit, hydrocracker unit and sulfur complex which are designed to process sour and heavy sour crude oils. We have agreements with Port Arthur Coker Company whereby we lease certain of our refinery equipment to them, provide to them certain operating, maintenance and other services, and purchase from them all of the output of the Port Arthur Coker Company units. We also lease back a portion of our leased equipment and utilize a portion of the equipment of Port Arthur Coker Company through a processing arrangement. As a result of these agreements, Port Arthur Coker Company is a significant supplier of partially-refined intermediate products representing more than 180,000 bpd of our refinery feedstocks. See "Factors Affecting Operating Results" and "Factors Affecting Comparability" below.

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

     In order to assess our operating performance, we compare our gross margin (net sales and operating revenue less cost of sales) against an industry gross margin benchmark. The industry gross margin is calculated by assuming that three barrels of benchmark light sweet crude oil is converted, or cracked, into two barrels of conventional gasoline and one barrel of high sulfur diesel fuel. This is referred to as the 3/2/1 crack spread. Since we calculate the benchmark margin using the market value of U.S. Gulf Coast gasoline and diesel fuel against the market value of West Texas Intermediate crude oil, we refer to the benchmark as the Gulf Coast 3/2/1 crack spread, or simply, the Gulf Coast crack spread. The Gulf Coast crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery situated on the Gulf Coast would earn assuming it produced and sold the benchmark production of conventional gasoline and high sulfur diesel fuel. As explained below, each of our refineries has certain feedstock cost and/or product value advantages as compared to the benchmark refinery and as a result, our gross margin per barrel of throughput generally exceeds the Gulf Coast crack spread.

     Our Port Arthur and Hartford refineries are able to process significant quantities of sour and heavy sour crude oil that has historically cost less than West Texas Intermediate crude oil. We measure the cost advantage of heavy sour crude oil by calculating the spread between the value of Maya crude oil, a heavy crude oil produced in Mexico, to the value of West Texas Intermediate crude oil, a light crude oil. We use Maya for this measurement because a significant amount of our heavy sour crude oil throughput is Maya. We measure the cost advantage of sour crude oil by calculating the spread between the value of West Texas Sour crude oil to the value of West Texas Intermediate crude oil. In addition, since we are able to source both domestic pipeline crude oil and foreign tanker crude oil to each of our three refineries, the value of foreign crude oil relative to domestic crude oil is also an important factor affecting our operating results. Since many foreign crude oils are priced relative to the market value of a benchmark North Sea crude oil known as Dated Brent, we also measure the cost advantage of foreign crude oil by calculating the spread between the value of Dated Brent crude oil to the value of West Texas Intermediate crude oil.

     As part of the Port Arthur heavy oil upgrade project, we lease our crude, vacuum and other ancillary refinery units to our affiliate, Port Arthur Coker Company, but we currently utilize approximately 20%, or 50,000 bpd, of crude distillation capacity through a processing arrangement. Port Arthur Coker Company also pays us a fee for providing certain services and supplies. Port Arthur Coker Company produces primarily intermediate feedstocks, which are sold to us at fair market value for further processing into higher value finished products. The utilization of intermediate feedstocks purchased from Port Arthur Coker Company, rather than crude oil, causes a variance from the benchmark crack spreads because these intermediate feedstocks are generally more expensive than the benchmark West Texas Intermediate crude oil. However, this variance is partially offset by lease, service and supply fees paid to us by Port Arthur Coker Company. These payments, which provide a reliable source of cash flow that is not market sensitive, increase our revenues and reduce our operating costs.

     The sales value of our production is also an important consideration in understanding our results. We produce a high volume of premium products, such as premium and reformulatedgasoline, low sulfur diesel fuel, jet fuel, and petrochemical products that carry a sales value significantly greater than that for the products used to calculate the Gulf Coast crack spread. In addition, products produced by our Midwest refineries are generally of higher value than similar products produced on the Gulf Coast due to the fact that the Midwest consumes more product than it produces, thereby creating a competitive advantage for Midwest refiners that can produce and deliver refined products at a cost lower than importers of refined product into the region. This advantage is measured by the excess of the Chicago crack spread over the Gulf Coast crack spread. The Chicago crack spread is determined by replacing the published Gulf Coast product values in the Gulf Coast crack spread with published Chicago product values.

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

     The nature of our business leads us to maintain a substantial investment in petroleum inventories. Since petroleum feedstocks and products are essentially commodities, we have no control over the changing market value of our investment. We manage the impact of commodity price volatility on our hydrocarbon inventory position by, among other methods, determining a volumetric exposure level that we consider to be appropriate and consistent with normal business operations. This target inventory position, which includes both titled inventory and fixed price purchase and sale commitments, is generally not hedged. To the extent that our inventory position deviates from the target level, we consider risk mitigation activities usually through the purchase or sale of futures contracts on the New York Mercantile Exchange or NYMEX. Our hedging activities carry all of the usual time, location and product grade basis risks associated with hedging activities generally. Because our titled inventory is valued under the last-in, first-out costing method, price fluctuations on our target level of titled inventory have very little effect on our financial results unless the market value of our target inventory is reduced below cost. However, our financial results are affected by price movements on the target level of fixed price purchase and sale commitments, which, when netted, amount to a long hydrocarbon inventory position of approximately 6 million barrels.

Factors Affecting Comparability

     Our results compared to the comparable period of the prior year are affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance.

     Port Arthur Heavy Oil Upgrade Project. In January 2001, the operations of the heavy oil upgrade project at our Port Arthur refinery began. The project, construction of which began in 1998, included new coking, hydrocracking, and sulfur removal units and the expansion of the existing crude unit capacity to 250,000 bpd. The heavy oil upgrade project allows the refinery to process primarily lower-cost, heavy sour crude oil. In the third quarter of 1999, we sold a portion of the work in progress and certain other assets to our affiliate, Port Arthur Coker Company. Port Arthur Coker Company financed and completed the construction of the coking, hydrocracking, and sulfur removal facilities. We completed the expansion of our crude unit capacity to 250,000 bpd from 232,000 bpd and made certain other improvements to existing facilities. Start-up of the project occurred in three stages, with the sulfur removal units beginning operations in November 2000, the coker unit beginning operations in December 2000 and the hydrocracker unit beginning operations in January 2001. Performance and reliability testing of the project was completed in the third quarter of 2001. Additional information regarding the heavy oil upgrade project is included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     We entered into agreements with Port Arthur Coker Company associated with the refinery upgrade project and continuing operations as described in our Annual Report on Form 10-K for the year ended December 31, 2000. These agreements, and other factors, significantly impacted the comparability of the Company's 2001 results with the results of 2000 as follows:

     . Under the agreements, we lease our crude, vacuum and certain other ancillary units to Port Arthur Coker Company but currently utilize approximately 20%, or 50,000 bpd, of crude distillation capacity through a processing arrangement discussed below. Port Arthur Coker Company utilizes approximately 80%, or 200,000 bpd of our leased crude distillation capacity. Beginning in December 2000, we began receiving quarterly net lease payments from Port Arthur Coker Company for the lease of our crude, vacuum and other ancillary units as described above. Port Arthur Coker Company also pays us a fee for pipeline access and use of our refinery dock. The net effect of these lease payments is recorded in Net Sales and Operating Revenue and increases our gross margin accordingly.

     . Port Arthur Coker Company produces predominantly intermediate feedstocks that are sold to us at their fair market value. The intermediate refined feedstocks are normally higher in price than crude oil because they have been partially refined. In 2000, prior to the start up of Port Arthur Coker Company, our feedstocks consisted primarily of crude oil.

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

     Closure of Blue Island Refinery. In January 2001, we ceased operations at the Blue Island refinery due to economic factors and a decision that the capital expenditures necessary to produce low sulfur transportation fuels required by recently adopted Environmental Protection Agency regulations could not produce an acceptable return on investment. We continue to utilize our petroleum products storage facility at the refinery site to supply products to the Chicago and other Midwest markets from our operating refineries. Since the Blue Island refinery operation has been only marginally profitable in recent years and since we will continue to operate a petroleum products storage and distribution business from the Blue Island site, the closure of the refinery is not expected to have a significant negative impact on net income or cash from operations. The only significant effect on net income and cash flow will result from the actual shutdown process and subsequent environmental site remediation as discussed below.

     Management adopted an exit plan that detailed the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. The shutdown of the process units was completed during the first quarter of 2001. We are currently in discussions with the Illinois Environmental Protection Agency concerning an investigation of the site and a remediation program that would allow for redevelopment of the site for other manufacturing uses at the earliest possible time. Until the site remediation plan is finalized, it is not possible to estimate the completion date for the remediation, but we anticipate that the remediation activities will continue for an extended period of time.

     A pre-tax charge of $150.0 million was recorded in the first quarter of 2001 and an additional charge of $17.2 million was recorded in the third quarter of 2001. The original charge included $92.5 million of non-cash asset write-offs in excess of realizable value and a reserve for future costs of $57.5 million, consisting of $12.0 million for severance, $26.4 million for the ceasing of operations, preparation of the plant for permanent closure and equipment remediation and $19.1 million for site remediation and other environmental matters. The third quarter charge of $17.2 million included an adjustment of $5.6 million to the asset write-off to reflect changes in realizable asset value and an increase of $11.6 million related to a continued evaluation of expected future expenditures as detailed below. We expect to spend approximately $40 million in 2001 related to the $69.1 million adjusted reserve for future costs, with the majority of the remainder to be spent over the next several years. The following schedule summarizes the restructuring reserve balance and net cash activity as of September 30, 2001:

                                                                                        Reserve at
                                                      Initial    Reserve    Net Cash    September
                                                      Reserve  Adjustment    Outlay       30,2001
                                                      -------  ----------   --------   ----------
  Employee severance ..........................       $  12.0  $      0.7       10.5          2.2
  Plant closure/equipment remediation .........          26.4         6.3       16.1         16.6
  Site remediation/environmental matters ......          19.1         4.6        1.7         22.0
                                                      -------  ----------   --------   ----------
                                                      $  57.5  $     11.6     $ 28.3         40.8
                                                      =======  ==========   ========   ==========

     The site remediation and environmental reserve takes into account costs that we can reasonably estimate at this time. As the site remediation plan is finalized and work performed, adjustments of the estimate may be necessary. We anticipate that remediation activities will continue for an extended period of time. We are also evaluating other potential environmental risk management options in order to quantify more precisely the cost of remediation of the site and to provide the governmental agencies financial assurance that, once begun, remediation of the site will be completed in a timely and prudent manner.

     The Blue Island refinery employed 297 employees, both hourly (covered by collective bargaining agreements) and salaried, approximately 280 of whom were terminated during the first nine months of 2001. The remaining employees are all salaried employees and the majority of them will terminate employment within the year as the shutdown progresses.

Industry Outlook

     Our earnings depend largely on refining industry margins, which have been and continue to be volatile. The cost of crude oil and intermediate feedstocks we purchase and the prices of refined products we sell have fluctuated widely in the past. Crude oil, intermediate feedstocks and refined product prices depend on numerous factors beyond our control. While it is impossible to predict refining margins due to the uncertainties associated with global crude oil supply and domestic demand for refined products, we believe that refining margins for United States refineries will generally remain above those experienced in the period 1995 through 2000 as growth in demand for refining products in the United States, particularly transportation fuels, continues to exceed the ability of domestic refiners to increase capacity. The review of 2001 year-to-date refining industry margins summarized below gives some indication of the volatility that exists in the industry.

     Over the first five months of 2001, the market price of distillate relative to crude oil was above average due to low industry inventories and strong consumer demand brought about by the relatively cold winter weather in the northeast United States and eastern Canada and high natural gas prices which led to an increase in industrial users switching from natural gas to fuel oil. In addition, gasoline margins were above average, primarily because substantial scheduled and unscheduled refinery maintenance turnaround activity in the United States in late 2000 and early 2001 resulted in inventories that did not increase in a manner typically experienced during the winter. The increased demand for refined products due to the relatively cold winter and the decreased supply due to high turnaround activity, led to increasing refining margins during the first five months of 2001. As a result, the average margin achieved over the first half of 2001 was approximately twice the average for the first six month period over the last four years.

     During the ensuing four months of 2001 the refining markets were extremely volatile. During June and July 2001, refining margins declined from the highs experienced earlier in the year. This decline was largely the result of increasing product inventories due to high refinery production rates, excessive product import levels and slowing consumer demand. The healthy refining margins realized in early 2001 led refiners to postpone scheduled turnarounds in order to maximize utilization rates. Import levels increased because of high domestic product prices relative to foreign product prices. Growth in consumer demand slowed as a result of high prices and a weakening economy. However, refining margins strengthened in August due to other refiners' unplanned downtime and decisions to undertake delayed maintenance turnarounds and due to lower product imports. The terrorist attacks on September 11th created a downward spiral of refining margins, lowering demand for distillates, in particular jet fuel, and gasoline. The lower demand has led to higher gasoline and distillate inventories.

     Average discounts for sour and heavy sour crude oil increased in the first nine months of 2001 from already favorable 2000 levels due to increasing worldwide production of sour and heavy sour crude oil relative to production of light sweet crude oil, coupled with continuing demand for light sweet crude oil. In April 2001, the discount for heavy sour crude oil versus West Texas Intermediate widened to more than double historical averages. Although the heavy sour crude oil discount to West Texas Intermediate crude oil has narrowed from these record highs, the discount continues to exceed historic levels. Sweet crude oil continues to trade at a premium to West Texas Sour due to continued high demand for sweet crude oil resulting from the more stringent fuel specifications implemented in the United States and Europe and the higher margins for light products.

     The price of natural gas, which is a significant component of our overall operating costs, peaked at over $10 per million btu in late 2000 and early 2001, but has fallen to approximately $3 per million btu. While certainly more favorable than recent record levels, we expect the price of natural gas to result in an increase in per-barrel cash operating costs for 2001 relative to 2000. As production rates and inventories of natural gas continue to increase, we expect prices will remain at levels well below the record highs seen in the first quarter of 2001.

        In the near term, we anticipate that refining margins will remain at slightly depressed levels as the country and the world wait to see what will happen in the war against terrorism both here in the United States and in the Middle East. The attacks and the subsequent retaliation have raised questions about gasoline and distillate demand and crude oil supply, particularly the supply from the Middle East. Additionally, the depth of economic recession in the United States, and the decline in consumer spending confidence and the weak industrial sector will curtail demand for petroleum products. We expect the Chicago crack spread to remain strong relative to the Gulf Coast crack spread, although well below the highs seen earlier this year, due to the narrowed supply caused by an extended outage of a third party Chicago refinery's crude unit.

     In the long-term, we expect refined product supply and demand balances to tighten worldwide as growth in demand for refined products is expected to exceed net capacity growth, particularly for transportation fuels. A portion of the supply growth due to new capacity built by foreign refiners and the continued de-bottlenecking and expansion of existing refineries will likely be offset by more stringent environmental specifications and refinery closures resulting from capital requirements to meet worldwide low-sulfur gasoline and diesel specifications. We expect that the worldwide growth in production of sour and heavy sour crude oil will continue to exceed increases in the production of light sweet crude oil and that this, when coupled with the continuing demand for light sweet crude oil, will support a wide spread between the prices of light sweet and heavy sour crude oil. In summary, we believe refining margins in the United States will benefit from continuing favorable supply and demand fundamentals.

Results of Operations

     The following tables reflects our financial and operating highlights for the three- and nine-month periods ended September 30, 2000 and 2001.

              Financial Results                 For the Three Months Ended           For the Nine Months Ended
       (in millions, except as noted)                  September 30,                       September 30,
                                               ----------------------------        ----------------------------
                                                  2000              2001              2000              2001
                                               ----------        ----------        ----------        ----------
Net sales and operating revenues               $  2,032.6        $  1,701.2        $  5,312.4        $  5,265.0
Cost of sales                                     1,862.8           1,489.3           4,762.7           4,574.6
                                               ----------        ----------        ----------        ----------
   Gross margin                                     169.8             211.9             549.7             690.4
Operating expenses                                  115.0              85.5             327.9             265.7
General and administrative expenses                  12.3              14.9              34.9              42.0
                                               ----------        ----------        ----------        ----------
   Adjusted EBITDA /(1)/                             42.5             111.5             186.9             382.7
Depreciation & amortization                          18.9              17.9              52.2              52.5
Refinery restructuring and other charges               --             (26.2)               --            (190.2)
                                               ----------        ----------        ----------        ----------
   Operating income                                  23.6              67.4             134.7             140.0
Interest expense and finance income, net            (15.8)            (14.9)            (46.3)            (47.3)
Income tax provision                                 (0.2)            (21.7)             (0.6)            (24.9)
                                               ----------        ----------        ----------        ----------
   Net income before extraordinary item               7.6              30.8              87.8              67.8
Gain on repurchase of long-term debt                   --               0.5                --               0.5
                                               ----------        ----------        ----------        ----------
   Net income available to common
     stockholders                              $      7.6        $     31.3        $     87.8        $     68.3
                                               ==========        ==========        ==========        ==========


(1)Earnings before interest, income taxes, depreciation, and amortization and excluding the refinery restructuring and other charges

             Market Indicators                          For the Three Months     For the Nine Months Ended
   (dollars per barrel, except as noted)                 Ended September 30,            September 30,
                                                       ---------------------------------------------------
                                                          2000        2001           2000        2001
                                                          ----        ----           ----        ----
West Texas Intermediate (WTI) crude oil .......         $   31.75   $   26.81      $   29.85   $   27.84
Crack Spreads (3/2/1):
     Gulf Coast ...............................         $    4.37   $    3.41      $    4.32   $    4.98
     Chicago ..................................         $    5.09   $    9.21      $    5.92   $    9.04
Crude Oil Differentials:
     WTI less WTS (sour) ......................         $    1.94   $    2.02      $    1.97   $    3.11
     WTI less Maya (heavy sour) ...............         $    7.39   $    7.63      $    6.49   $    9.57
     WTI less Dated Brent (foreign) ...........         $    1.19   $    1.43      $    1.76   $    1.68
Natural gas (per mmbtu) .......................         $    4.55   $    3.01      $    3.50   $    4.90

                                                       For the Three Months       For the Nine Months Ended
Selected Volumetric and Per Barrel Data                 Ended September 30,             September 30,
(in thousands of barrels per day, except as noted)    -----------------------     ------------------------
                                                          2000        2001           2000        2001
                                                          ----        ----           ----        ----
Production ....................................             512.3       434.9          467.6       442.6

Crude oil throughput ..........................             531.8       252.4          454.4       258.6
PACC intermediate throughput ..................                --       157.8             --       174.3
                                                        ---------   ---------      ---------   ---------
     Total throughput .........................             531.8       410.2          454.4       432.9

Per barrel of throughput (in dollars):
Gross margin ..................................         $    3.47   $    5.62      $    4.42   $    5.84
Operating expenses ............................         $    2.35   $    2.27      $    2.63   $    2.25

                                                   Three Months Ended                              Three Months Ended
                                                    September, 2000                                September 30, 2001
                                       -------------------------------------------    --------------------------------------------
      Selected Volumetric Data           Port                            Total        Port                              Total
  (in thousands of barrels per day)     Arthur    Midwest      Total     Percent      Arthur     Midwest      Total    Percent
                                       ---------  ---------- ----------  ---------    ----------  ---------- ---------- ----------
Feedstocks:
 Crude oil throughput
   Sweet                                     5.7      221.4      227.1      45%        --         157.8      157.8      37%
   Light/medium sour                       207.0       39.3      246.3      48%         4.9        49.4       54.3      13%
   Heavy sour                               34.6       23.8       58.4      12%        33.6         6.7       40.3      10%
                                       ---------  ---------- ----------  --------- ----------  ---------- ---------- ----------
     Total crude oil                       247.3      284.5      531.8     105%        38.5       213.9      252.4      60%
 PACC intermediate throughput               --         --         --        --        157.8        --        157.8      37%
 Unfinished and blendstocks                (16.8)      (5.9)     (22.7)     (5)%       17.9        (5.0)      12.9       3%
                                       ---------  ---------- ----------  --------- ----------  ---------- ---------- ----------
     Total feedstocks                      230.5      278.6      509.1     100%       214.2       208.9      423.1     100%
                                       =========  ========== ==========  ========= ==========  ========== ========== ==========

Production:
 Light Products:
   Conventional gasoline                    85.9      127.0      212.9      42%        82.2       103.3      185.5      43%
   Premium and reformulated gasoline         9.1       39.6       48.7      10%        24.0        20.2       44.2      10%
   Diesel fuel                              68.6       61.4      130.0      25%        76.1        40.5      116.6      27%
   Jet fuel                                 17.0       24.4       41.4       8%        17.9        25.8       43.7      10%
   Petrochemical feedstocks                 24.0       12.0       36.0       7%        17.2         9.7       26.9       6%
                                       ---------  ---------- ----------  --------- ----------  ---------- ---------- ----------
     Total light products                  204.6      264.4      469.0      92%       217.4       199.5      416.9      96%
 Residual oil                               16.7        6.6       23.3       4%         4.6         1.7        6.3       1%
 Petroleum coke and sulfur                  11.7        8.3       20.0       4%         4.9         6.8       11.7       3%
                                       ---------  ---------- ----------  --------- ----------  ---------- ---------- ----------
     Total production                      233.0      279.3      512.3     100%       226.9       208.0      434.9     100%
                                       =========  ========== ==========  ========= ==========  ========== ========== ==========



                                                    Nine Months Ended                            Nine Months Ended
                                                   September 30, 2000                           September 30, 2001
                                       ------------------------------------------- -----------------------------------------
      Selected Volumetric Data           Port                            Total        Port                             Total
  (in thousands of barrels per day)     Arthur    Midwest      Total     Percent     Arthur     Midwest      Total    Percent
                                       ---------  ---------- ----------  --------- ----------  ---------- ---------- ----------
Feedstocks:
 Crude oil throughput
   Sweet                                     4.8      205.8      210.6      45%        --         147.0      147.0      33%
   Light/medium sour                       149.9       44.6      194.5      42%        11.6        60.7       72.3      16%
   Heavy sour                               32.6       16.7       49.3      11%        33.4         5.9       39.3       9%
                                       ---------  ---------- ----------  --------- ----------  ---------- ---------- ----------
     Total crude oil                       187.3      267.1      454.4      98%        45.0       213.6      258.6      58%
 PACC intermediate throughput               --         --         --        --        174.3        --        174.3      40%
 Unfinished and blendstocks                 10.5       (1.7)       8.8       2%        10.8        (3.5)       7.3       2%
                                       ---------  ---------- ----------  --------- ----------  ---------- ---------- ----------
     Total feedstocks                      197.8      265.4      463.2     100%       230.1       210.1      440.2     100%
                                       =========  ========== ==========  ========= ==========  ========== ========== ==========

Production:
 Light Products:
   Conventional gasoline                    71.0      119.6      190.6      41%        81.9       100.6      182.5      41%
   Premium and reformulated gasoline        18.2       40.6       58.8      12%        24.6        22.5       47.1      11%
   Diesel fuel                              54.6       58.7      113.3      24%        74.4        44.2      118.6      27%
   Jet fuel                                 16.1       20.9       37.0       8%        18.6        23.2       41.8       8%
   Petrochemical feedstocks                 23.5       12.7       36.2       8%        18.9        10.1       29.0       7%
                                       ---------  ---------- ----------  --------- ----------  ---------- ---------- ----------
     Total light products                  183.4      252.5      435.9      93%       218.4       200.6      419.0      94%
 Residual oil                                7.5        6.4       13.9       3%         4.6         2.6        7.2       2%
 Petroleum coke and sulfur                  10.2        7.6       17.8       4%         9.5         6.9       16.4       4%
                                       ---------  ---------- ----------  --------- ----------  ---------- ---------- ----------
     Total production                      201.1      266.5      467.6     100%       232.5       210.1      442.6     100%
                                       =========  ========== ==========  ========= ==========  ========== ========== ==========

 Blue Island refinery (included in      Three months ended     Nine months ended
 data above):                             September 30,          September 30,
                                       ---------------------  ------------------
                                          2000       2001        2000     2001
                                       ---------  ----------  --------- --------
     Total feedstocks                       73.6        -        69.8        5.8
     Total Production                       73.3        -        69.6        5.7

     Overview. Net income increased $23.7 million to $31.3 million in the third quarter of 2001 from $7.6 million in the corresponding period in 2000. Operating income increased $43.8 million to $67.4 million in the third quarter of 2001 from $23.6 million in the corresponding period in 2000. Net income decreased $19.5 million to $68.3 million in the first nine months of 2001 from $87.8 million in the corresponding period in 2000. Operating income increased $5.3 million to $140.0 million in the first nine months of 2001 from $134.7 million in the corresponding period in 2000. Operating income included a $26.2 million and $190.2 million pre-tax refinery restructuring and other charges for the third quarter and first nine months of 2001, respectively, representing non-recurring charges. Operating income, excluding the refinery restructuring and other charges, increased $70.0 million to $93.6 million and increased $195.5 million to $330.2 million in the third quarter and first nine months of 2001, respectively. The increases in operating income, excluding the refinery restructuring and other charges, were principally due to strong market conditions partially offset by operational issues as discussed below. The operating results for 2001 compared to 2000 were also affected by the completion and operation of the heavy oil upgrade project at the Port Arthur refinery. See "Factors Affecting Comparability" and "Factors Affecting Operating Results" for a detailed discussion of how the heavy oil upgrade project has affected our results.

     Net Sales and Operating Revenue. Net sales and operating revenues decreased $331.4 million, or 16%, to $1.701 billion in the third quarter of 2001 from $2.033 billion in the corresponding period in 2000. Net sales and operating revenues decreased $47.4 million, or 1%, to $5.265 billion in the first nine months of 2001 from $5.312 billion in the corresponding period in 2000. These decreases were mainly attributable to steep declines in petroleum product prices particularly after the September 11th terrorist attacks. In the third quarter our average sales price of gasoline and distillates decreased approximately $3-$4 per barrel.

     Gross Margin. Gross margin increased $42.1 million to $211.9 million in the third quarter of 2001 from $169.8 million in the corresponding period in 2000. Gross margin increased $140.7 million to $690.4 million in the first nine months of 2001 from $549.7 million in the corresponding period in 2000. The increase in the third quarter was principally driven by strong Chicago crack spreads partially offset by lower Gulf Coast crack spreads and plant downtime. The increase in the first nine months was principally due to historically strong market conditions in the first half of the year and continued strong market conditions in the Midwest region through the third quarter, partially offset by planned and unplanned refinery downtimes. The strong crack spreads in the first half of the year were driven by strong demand going into the summer driving season accompanied by low domestic inventory levels in the first half of the year. The strong market conditions in the Midwest for the third quarter were driven by decreases in supply caused by an extended outage at a third party Chicago refinery's crude unit.

     Gross margin was also favorably impacted by the improvement in the sour and heavy sour crude oil discounts for the first nine months of 2001 compared to the corresponding periods in 2000, but was partially offset by the use of more expensive intermediate feedstocks for approximately 80% of our throughput at our Port Arthur refinery. Gross margin also increased due to lease, supplies and service revenue generated by our intercompany agreements with Port Arthur Coker Company. Partially offsetting the improvements to gross margin was the effects of producing a lower amount of higher-value products at our Port Arthur refinery due to the changes in product mix as discussed in "Factors Affecting Operating Results" above

     Our Port Arthur refinery financial results were greatly impacted in the third quarter and first nine months of 2001 compared to 2000 by the completion of the heavy oil upgrade project. The feedstock throughput rates for our Port Arthur operations reflected the change in operations due to the completion of the heavy oil upgrade project and start up of operations at Port Arthur Coker Company. Feedstock throughput rates were 196,300 bpd and 219,300 bpd for the third quarter and first nine months of 2001, respectively. Of these feedstock throughput rates, 38,500 bpd and 45,000 bpd for the third quarter and first nine months of 2001, respectively, were crude oil. The remainder of the feedstock throughput was intermediate feedstock purchased from Port Arthur Coker Company. Feedstock throughput rates in the third quarter of 2001 were restricted due to a lightning strike in early May, which limited the crude unit rate until the crude unit was shutdown in early July for eight days to repair the damage caused by the lightning strike. Both the crude unit rate restriction and subsequent downtime for repairs lowered feedstock throughput rates by approximately 27,000 bpd during the third quarter. The crude unit, of which approximately 80% of the capacity is utilized by Port Arthur Coker Company, ran at close to its capacity of 250,000 bpd in August and September of 2001. Feedstock throughput rates in the first nine months of 2001 were restricted due to the lightning strike and subsequent repairs plus restrictions on the crude unit as downstream process units were in start-up operations during the first quarter. In the first quarter of 2001, the Port Arthur refinery performed a planned maintenance turnaround on its alkylation unit, which had only a minor impact on production. In the third quarter of 2000, crude oil throughput rates at the Port Arthur refinery averaged 247,300 bpd following the planned maintenance turnaround and upgrade in May of 2000, which increased crude capacity from 232,000 bpd to 250,000 bpd.

     In the third quarter of 2001, both the Lima and Hartford refineries experienced some crude oil throughput restrictions, but overall crude oil throughput rates were flat with prior year rates. In the third quarter of 2001, both the Hartford and Lima refineries shut down their coker units for repairs that had minimal impacts on production and crude oil throughput. Midwest crude oil throughput rates in the first nine months of 2001 were below capacity principally due to crude oil delivery delays to the Lima refinery caused by bad weather in the Gulf Coast, unplanned downtime at the Hartford refinery for coker unit repairs, and the closure of the Blue Island refinery on January 31, 2001. In the first nine months of 2000, Midwest crude oil throughput rates were lowered by planned restrictions due to weak margin conditions, unplanned downtime at the Lima refinery due to two electrical outages and a failed compressor, and unplanned downtime at the Blue Island refinery, which required maintenance on its vacuum and crude unit. In March 2001, the Lima refinery performed a month-long maintenance turnaround on the coker and isocracker units.

     Operating Expenses. Operating expenses decreased $29.5 million to $85.5 million in the third quarter of 2001 from $115.0 million in the corresponding period in 2000. Operating expenses decreased $62.2 million to $265.7 million in the first nine months of 2001 from $327.9 million in the corresponding period in 2000. The decrease in the third quarter was principally due to the supply and service fees collected from Port Arthur Coker Company based on the intercompany agreements, lower energy costs at all of the refineries, and the absence of Blue Island refinery expenses in 2001. The decrease for the first nine months of 2001 was mainly attributable to the collection of the supply and service fees from Port Arthur Coker Company and the absence of Blue Island refinery expenses partially offset by higher repair and maintenance expense at the Hartford refinery and higher energy costs at the Lima refinery. The Hartford refinery incurred the additional repair and maintenance expenses for the above-mentioned coker unit repairs.

     As evidenced by the significant increases in the average natural gas price, energy costs increased significantly in 2001. Our exposure to this increase was limited in 2001 due to the sale of a significant amount of our Port Arthur refinery energy costs to Port Arthur Coker Company.

     General and Administrative Expenses. General and administrative expenses increased $2.6 million to $14.9 million in the third quarter of 2001 from $12.3 million in the corresponding period in 2000. General and administrative expenses increased $7.1 million to $42.0 million in the first nine months of 2001 from $34.9 million in the corresponding period in 2000. These increases were principally due to a higher incentive bonus accrual in 2001 and expenses related to the planning phase of a new financial information system installation.

     Refinery Restructuring and Other Charges. Refinery restructuring and other charges consisted of, $167.2 million related to the January, 2001 closure of our Blue Island, Illinois refinery, a $14.0 million charge related to the environmental liability for previously-owned retail properties, and a $9.0 million charge related to the write-off of idled coker units at the Port Arthur refinery. See "Factors Affecting Comparability" for additional information on the Blue Island refinery closure. The retail environmental charge of $14.0 million represents a change in estimate relative to the Company's clean up obligation regarding the discontinued retail division. More complete information concerning site by site clean up plans and changing postures of state regulatory agencies prompted the change in estimate.

     In September 2001, the Company incurred a charge of $5.8 million related to the net asset value of the idled coker units at the Port Arthur refinery. The two coker units have not been in use since the start-up of the new coker complex at the Port Arthur Coker Company in December 2000. The Company believes that an alternative use of the coker units is not probable at this time. The Company also accrued $3.2 million for future environmental clean-up costs related to the site.

     Depreciation and Amortization. Depreciation and amortization expenses decreased $1.0 million to $17.9 million in the third quarter of 2001 from $18.9 million in the corresponding period in 2000. Depreciation and amortization expenses increased $0.3 million to $52.5 million in the first nine months of 2001 from $52.2 million in the corresponding period in 2000. The decrease in the third quarter was principally due to the absence of depreciation for the Blue Island refinery after its January 2001 closure. The slight increase in the first nine months of 2001 was principally attributable to higher depreciation in 2001 due to the completion of the heavy oil upgrade project and higher amortization associated with a second quarter 2000 Port Arthur refinery turnaround. These increases were almost completely offset by the absence of depreciation for the Blue Island refinery in 2001.

     Interest Expense and Finance Income, net. Interest expense and finance income, net decreased $0.9 million to $14.9 million in the third quarter of 2001 from $15.8 million in the corresponding period in 2000. Interest expense and finance income, net increased $1.0 million to $47.3 million in the first nine months of 2001 from $46.3 million in the corresponding period in 2000. The decrease in the third quarter was principally due to lower interest rates on our floating rate loan partially offset by lower capitalized interest in 2001. The increase in the first nine months was principally associated with lower capitalized interest in 2001. In the first nine months of 2000, a portion of interest expense was capitalized as part of the heavy oil upgrade project. The first nine months of 2001 do not include any interest capitalization for the heavy oil upgrade project since the project was substantially in service and operational at the beginning of 2001.

     Income Tax Provision. Income tax provision increased $21.5 million to $21.7 million in the third quarter of 2001 from $0.2 million in the corresponding period in 2000. Income tax provision increased $24.3 million to $24.9 million in the first nine months of 2001 from $0.6 million in the corresponding period in 2000. The increase for the third quarter was principally due to an increase in pretax income. The increase for the first nine months was principally due to an increase in pretax income together with the complete reversal of our remaining tax valuation allowance in the first quarter of 2001. Our pretax earnings are now generally fully subject to income taxes.

Liquidity and Capital Resources

Cash Flows from Operating Activities

     Net cash provided by operating activities for the nine months ended September 30, 2001 was $212.2 million compared to $109.7 million in the year-earlier period. The improvement in net cash provided by operating activities principally resulted from improved operating results. Working capital as of September 30, 2001 was $415.2 million, a 1.80-to-1 current ratio, versus $261.7 million as of December 31, 2000, a 1.43-to-1 current ratio.

     In general, our short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. We have an amended and restated credit agreement which provides for the issuance of letters of credit up to the lesser of $650 million or the amount of a borrowing base calculated with respect to our cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts. In August 2001, the credit agreement was amended and restated for a period of two years through August 2003. The credit agreement provides for direct cash borrowings up to $50 million. Borrowings under the credit agreement are secured by a lien on substantially all of our cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The borrowing base associated with such facility at September 30, 2001 was $752.9 million with $342.4 million of the facility utilized for letters of credit. As of September 30, 2001, there were no direct cash borrowings under the credit agreement.

     The credit agreement contains covenants and conditions that, among other things, limit our dividends, indebtedness, liens, investments and contingent obligations. We are also required to comply with certain financial covenants, including the maintenance of working capital of at least $150 million, the maintenance of tangible net worth of at least $150 million, and the maintenance of minimum levels of balance sheet cash (as defined therein) of $75 million at all times. The covenants also provide for a cumulative cash flow test that from July 1, 2001 must not be less than zero. We were in compliance with all financial covenants as of September 30, 2001.

     In addition, we had three separate cash-collateralized facilities with certain lenders: (i) a $75 million letter of credit facility for hydrocarbon purchases, (ii) a $50 million facility for issuing letters of credit to Foster Wheeler in connection with the heavy oil upgrade project, and (iii) a $20 million letter of credit facility for non-hydrocarbon items. The $50 million facility expired on April 30, 2001, and the $75 million and $20 million facilities expired on October 31, 2001.

There were no letters of credit issued against the $75 million facility and $7.8 million against the $20 million facility as of September 30, 2001.

     In 1999, we sold crude oil linefill in the pipeline system supplying the Lima refinery. An agreement is in place that requires us to repurchase approximately 2.4 million barrels of crude oil in this pipeline system in September 2002 at market prices, unless extended by mutual consent. The Company has hedged the price risk related to the repurchase obligations through the purchase of exchange-traded futures contracts.

Cash Flows from Investing Activities

     Cash flows used in investing activities in the nine months ended September 30, 2001 were $90.3 million as compared to $133.6 million in the year-earlier period. Capital expenditures were $61.2 million lower than the same period last year, primarily due to the ramp-down of the heavy oil upgrade project. Turnaround costs increased $17.5 million over last year, due to expenditures in 2001 for planned maintenance at the Port Arthur and Lima refineries.

     We classify our capital expenditures into two categories, mandatory and discretionary. Mandatory capital expenditures, such as for turnarounds and maintenance, are required to maintain safe and reliable operations or to comply with regulations pertaining to soil, water and air contamination or pollution and occupational, safety and health issues. We estimate that total mandatory capital and turnaround expenditures will average approximately $115 million per year over the next four years. This estimate includes the capital costs necessary to comply with environmental regulations, except for Tier 2 gasoline standards, on-road diesel regulations and the MACT II regulations described below. Our total mandatory capital and refinery maintenance turnaround expenditure budget is approximately $100 million in 2001, of which $60.9 million has been spent as of September 30, 2001. Discretionary capital expenditures are undertaken by us on a voluntary basis after thorough analytical review and screening of projects based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in operating costs. We plan to fund both mandatory and discretionary capital expenditures with cash flow from operations. Accordingly, total discretionary capital expenditures may be less than budget if cash flow is lower than expected and higher than budget if cash flow is better than expected. Our discretionary capital expenditure budget is approximately $39 million in 2001, of which $29.5 million has been spent as of September 30, 2001. We currently plan to spend approximately $40 million on discretionary capital projects in 2002.

     In addition to mandatory capital expenditures, we expect to incur significant costs in order to comply with environmental regulations discussed below. For example, the Environmental Protection Agency has promulgated new regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and on-road diesel fuel designed to reduce air emissions from the use of these products. The gasoline specifications, referred to as the Tier 2 standards, have been enacted and will be phased in beginning in 2004, with full compliance required by January 1, 2006. Based on our preliminary estimates, we believe that compliance with the Tier 2 gasoline standards will require us to spend between $180 million and $225 million. More than 90% of the projected investment is expected to be incurred during 2002 through 2004 with the greatest concentration of spending occurring in 2003. The low sulfur highway on-road diesel regulations will require a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. The Environmental Protection Agency has also announced its intention to review the sulfur content in diesel fuel sold to off-road consumers. If regulations are promulgated to regulate the sulfur content of off-road diesel, we expect the sulfur requirement to be either 500 ppm, which is the current on-road limit, or 15 ppm, which will be the future on-road limit. If the new off-road standard is 500 ppm, the capital expenditures necessary for us to comply with the new diesel standards may be significantly reduced because our Port Arthur refinery currently meets the 500 ppm specifications. We would thus continue to have a market for our current diesel production at Port Arthur, albeit a smaller and lower-priced market, and therefore we could elect not to make any capital expenditures necessary to comply with the new on-road standard. Depending upon the standard promulgated for off-road diesel, if any, and the compliance strategy we adopt, the estimate or our capital expenditures in the aggregate through 2006 required to comply with the diesel standards utilizing existing technologies may range from $150 million to $200 million. More than 90% of the projected investment is expected to be incurred during 2004 through 2006 with the greatest concentration of spending occurring in 2005.

     In addition, in September 1998, the Environmental Protection Agency proposed regulations to implement MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. Finalization of the MACT II regulations has been delayed in an attempt to harmonize the MACT II requirements with Tier 2 gasoline and low-sulfur diesel requirements. If the MACT II regulations are finalized and implemented as proposed, we expect to spend approximately $60 million in the three years following their finalization in order to comply with them. We expect the spending to be approximately evenly divided in each of the three years.

Cash Flows from Financing Activities

     Cash flows used in financing activities for the nine months ended September 30, 2001 were $56.8 million as compared to $34.9 million for the same period last year. In the third quarter of 2001, the Company repurchased in the open market, $21.3 million at face value of its 9 1/2% Senior Notes for $20.3 million. The Company also returned capital of $25.0 million to Premcor USA that allowed Premcor USA to repurchase a portion of its long-term debt and exchangeable preferred stock in the open market and $0.8 million for interest payments on the long-term debt. The nine months ended September 30, 2001 also included a $9.6 million financing charge to extend the original expiration date as well as amend and restate the working capital facility. The nine months ended September 30, 2000 included a balloon payment on a capitalized lease at the Hartford refinery and a return of capital to Premcor USA to be used for interest payments on Premcor USA's long-term debt. We continue to evaluate the most efficient use of capital and, from time to time, depending upon market conditions, may seek to purchase certain of our outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

     Premcor USA, which owns all of our outstanding common stock, relies on us for substantially all of its liquidity in order to meet its interest and other costs. Premcor USA is required to make semi-annual interest payments on its 10 7/8% Notes due 2005 of $7.9 million on June 1 and December 1 of each year and expects its other operating costs to total less than $1 million per year. Premcor USA currently pays dividends on its 11 1/2% Exchangeable Preferred Stock in kind. Premcor USA's ability to access our cash flows from operating activities is limited by covenants governing certain of our outstanding debt securities. Under the most restrictive covenants, we are able to return additional capital of approximately $54 million to Premcor USA as of September 30, 2001. Cash, cash equivalents, and short-term investments owned by Premcor USA amounted to $33.4 million at September 30, 2001.

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

New and Proposed Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" which amended various provisions of SFAS No. 133. We adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations because we have historically marked to market all financial instruments used in the implementation of our hedging strategies.

     On July 20, 2001 the FASB issued SFAS No.141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141, which became effective on issuance, requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and addresses the initial recording of intangible assets separate from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. Intangible assets with finite lives will continue to be amortized. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We do not expect the implementation of these standards to have a material effect on our financial position and results of operations.

     In July 2001, the FASB approved SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset, which will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are in the process of evaluating the impact of the adoption of this standard on our financial position and results of operations.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." If adopted as proposed, this SOP would require companies to expense as incurred turnaround costs, defined as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would also require that any existing unamortized turnaround costs be expensed immediately. A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and generally occurs every three to five years. Turnaround costs include actual direct and contract labor and material costs for the overhaul, inspection, and replacement of major components of refinery processing and support units performed during turnaround. Turnaround costs, which are included in our consolidated balance sheet in "Other Assets," are currently amortized on a straight-line basis over the period until the next scheduled turnaround, beginning the month following completion. The amortization of turnaround costs is presented as "Amortization" in our consolidated statements of operations.

     The proposed SOP requires adoption for fiscal years beginning after June 15, 2002. If this proposed change were in effect at September 30, 2001, we would have been required to write-off unamortized turnaround costs of approximately $101 million. Unamortized turnaround costs will change throughout the year as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

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

     Port Arthur: Natural Resource Damage Assessment. In 1999, Premcor USA Inc. and Chevron received a notice from a number of federal and Texas agencies that a study would be conducted to determine whether any natural resource damage occurred as a result of the operation of the Port Arthur refinery prior to January 1, 2000. The Company is cooperating with the government agencies in this investigation. The Company entered into an agreement with Chevron pursuant to which Chevron will indemnify the Company for the claim in consideration of a payment of $750,000.

     Lima: Finding of Violation. On July 10, 2001, the Ohio Environmental Protection Agency issued a finding of violation by the Company of state and federal laws regarding releases of annual benzene quantities into refinery wastewater streams in excess of that allowed and downtime of continuous emission control monitors that exceeded the allowed 5%. The Company has settled this action, paid a fine of $120,000 and implemented preventive programs to ensure future compliance.

     As of September 30, 2001, we had accrued a total of $71 million, on an undiscounted basis, for legal and environmental-related obligations that may result from the matters noted above, other legal and environmental matters, and obligations associated with certain retail sites we previously owned. We are of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

      Exhibit
      Number                             Description
      -------                            -----------
        4.4 Indenture between The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) and Bankers Trust Company, dated as of November 21, 1997, including the form of 8 3/8 Senior Notes due 2007 (Incorporated by reference to Exhibit 4.5 filed with the Company's Registration Statement on Form S-4 (Registration No. 333-42431))

        4.5 Indenture between The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) and Marine Midland Bank, dated as of November 21, 1997, including the form of 8 7/8% Senior Subordinated Notes due 2007 (Incorporated by reference to Exhibit 4.6 filed with the Company's Registration Statement on Form S-4 (Registration No. 333-42431))

        4.6 Supplemental Indenture between The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc. and Clark Oil & Refining Corporation) and Marine Midland Bank, dated as of November 21, 1997 (Incorporated by reference to Exhibit 6.1 filed with the Company's Registration Statement on Form S-4 (Registration No. 333-42431))

       10.1         Amended and Restated Credit Agreement dated August 23,
                    2001, among The Premcor Refining Group, Deutsche Banc Alex. Brown Inc, as Lead Arranger, Bankers Trust Company, as Administrative and Collateral Agent, TD Securities (USA), Inc., as Syndication Agent, Fleet National Bank, as Documentation Agent, and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.1 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).

         (b)    Reports on Form 8-K

                    Except as previously disclosed, the Company has not filed any reports on Form 8-K during the period covered by this report and up to and including the date of filing of this report.

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



November 13, 2001