Form 10-Q
period 2004-03-31
PREMCOR REFINING GROUP INC; PREMCOR INC
filed 2004-04-30
CIK 20762, 1159119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Premcor Inc.	Yes	☒ No ☐
The Premcor Refining Group Inc.	Yes	☒ No ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of April 28, 2004:

Premcor Inc.	89,138,430 shares
The Premcor Refining Group Inc.	100 shares (100% owned by Premcor USA Inc., a direct wholly owned subsidiary of Premcor Inc.)

Form 10-Q

March 31, 2004

FORM 10-Q - PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q represents information for two registrants, Premcor Inc. and its indirect, wholly owned subsidiary The Premcor Refining Group Inc., or PRG. PRG is the principal operating company and together with its wholly owned subsidiary, Sabine River Holding Corp. and its subsidiaries, or Sabine, owns and operates three refineries. Sabine’s principal operating company is Port Arthur Coker Company L.P., or PACC. The results of operations for Premcor Inc. principally reflect the results of operations of PRG, except for certain pipeline operations, general and administrative costs, interest income and interest expense at stand-alone Premcor Inc. and/or its other subsidiaries. Included in this Quarterly Report on Form 10-Q are consolidated balance sheets, statements of operations, and statements of cash flows for the applicable periods for Premcor Inc. and PRG. The information reflected in the consolidated footnotes are equally applicable to both companies except where indicated otherwise.

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of Premcor Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Premcor Inc. and subsidiaries (the “Company”) as of March 31, 2004 and the related condensed consolidated statements of operations and of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004 (which report includes an explanatory paragraph relating to the Company’s change in 2002 in its method of accounting for stock based compensation issued to employees as discussed in Note 2 to those 2003 consolidated financial statements), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Stamford, Connecticut

April 29, 2004

PREMCOR INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions, except share data)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377.4	$426.7
Short-term investments	6.0	5.9
Cash and cash equivalents restricted for debt service	54.9	66.6
Accounts receivable, net of allowance of $1.9 and $1.9	465.8	623.5
Inventories	568.9	630.3
Prepaid expenses and other	83.9	92.7

Total current assets	1,556.9	1,845.7
PROPERTY, PLANT AND EQUIPMENT, NET	1,784.0	1,739.8
GOODWILL	27.6	14.2
OTHER ASSETS	150.8	115.6

	$3,519.3	$3,715.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$534.6	$779.9
Accrued expenses and other	101.3	125.8
Accrued taxes other than income	53.5	53.8
Current portion of long-term debt	30.9	26.1

Total current liabilities	720.3	985.6

LONG-TERM DEBT	1,411.2	1,426.0
DEFERRED INCOME TAXES	28.3	0.6
OTHER LONG-TERM LIABILITIES	158.4	157.9
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ EQUITY:
Common, $0.01 par value per share, 150,000,000 authorized, 74,183,430 issued and outstanding as of March 31, 2004; 74,119,694 issued and outstanding as of December 31, 2003	0.7	0.7
Paid-in capital	1,193.0	1,186.8
Retained earnings (accumulated deficit)	7.4	(42.3)

Total common stockholders’ equity	1,201.1	1,145.2

	$3,519.3	$3,715.3

The accompanying notes are an integral part of these financial statements.

PREMCOR INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions, except per share data)

	For the Three Months Ended March 31,
	2004	2003
NET SALES AND OPERATING REVENUES	$2,551.7	$1,968.9

EXPENSES:
Cost of sales	2,234.5	1,701.5
Operating expenses	147.0	117.2
General and administrative expenses	17.6	11.7
Stock-based compensation	4.9	4.3
Depreciation	17.9	14.6
Amortization	16.2	9.5
Refinery restructuring and other charges	4.6	15.0

	2,442.7	1,873.8

OPERATING INCOME	109.0	95.1

Interest and finance expense	(31.3)	(26.9)
Loss on extinguishment of long-term debt	—	(7.0)
Interest income	1.7	1.6

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	79.4	62.8

Income tax provision	(29.4)	(21.0)

INCOME FROM CONTINUING OPERATIONS	50.0	41.8

Loss from discontinued operations, net of income tax benefit of $0.1 and $2.7	(0.3)	(4.3)

NET INCOME	$49.7	$37.5

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$0.67	$0.60
Discontinued operations	—	(0.06)

Net income	$0.67	$0.54

Weighted average common shares outstanding	74.2	68.9

Diluted:
Income from continuing operations	$0.66	$0.60
Discontinued operations	—	(0.06)

Net income	$0.66	$0.54

Weighted average common shares outstanding	75.7	69.6

The accompanying notes are an integral part of these financial statements.

PREMCOR INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49.7	$37.5

Adjustments:
Loss from discontinued operations	0.3	4.3
Depreciation	17.9	14.6
Amortization	18.3	12.0
Deferred income taxes	27.7	19.4
Stock-based compensation	4.9	4.3
Refinery restructuring and other charges	(0.7)	13.6
Write-off of deferred financing costs	—	4.7
Other, net	0.9	2.6

Cash provided by (reinvested in) working capital:
Accounts receivable, prepaid expenses and other	166.3	(274.7)
Inventories	61.4	(10.8)
Accounts payable, accrued expenses, taxes other than income, and other	(282.8)	281.0
Cash and cash equivalents restricted for debt service	8.0	7.7

Net cash provided by operating activities of continuing operations	71.9	116.2
Net cash used in operating activities of discontinued operations	(1.0)	(0.3)

Net cash provided by operating activities	70.9	115.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(62.3)	(22.0)
Expenditures for turnaround	(52.9)	(8.8)
Expenditures for refinery acquisition	—	(474.8)
Other	—	2.6

Net cash used in investing activities	(115.2)	(503.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	1.3	306.1
Proceeds from the issuance of long-term debt	—	525.0
Long-term debt and capital lease payments	(10.0)	(284.7)
Cash and cash equivalents restricted for debt repayment	3.7	0.2
Deferred financing costs	—	(19.6)

Net cash provided by (used in) financing activities	(5.0)	527.0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49.3)	139.9
CASH AND CASH EQUIVALENTS, beginning of period	426.7	167.4

CASH AND CASH EQUIVALENTS, end of period	$377.4	$307.3

The accompanying notes are an integral part of these financial statements.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors of The Premcor Refining Group Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of The Premcor Refining Group Inc. and subsidiaries (the “Company”) as of March 31, 2004 and the related condensed consolidated statements of operations and of cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004 (which report includes an explanatory paragraph relating to the Company’s change in 2002 in its method of accounting for stock based compensation issued to employees as discussed in Note 2 to those 2003 consolidated financial statements and the restatement in 2002 of the consolidated financial statements to give effect to the contribution of Sabine River Holding Corp. common stock owned by Premcor Inc. (the Company’s parent company) to the Company, which was accounted for in a manner similar to a pooling of interests as described in Note 4 to those 2003 consolidated financial statements), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Stamford, Connecticut

April 29, 2004

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in millions, except share data)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$325.8	$376.9
Short-term investments	1.7	1.7
Cash and cash equivalents restricted for debt service	54.9	66.6
Accounts receivable, net of allowance of $1.9 and $1.9	465.8	623.4
Receivables from affiliates	17.6	22.5
Inventories	568.9	630.3
Prepaid expenses and other	84.0	93.1

Total current assets	1,518.7	1,814.5

PROPERTY, PLANT AND EQUIPMENT, NET	1,759.9	1,715.5
GOODWILL	27.6	14.2
OTHER ASSETS	150.8	115.6

	$3,457.0	$3,659.8

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$534.6	$779.9
Payables to affiliates	46.3	49.0
Accrued expenses and other	102.7	127.9
Accrued taxes other than income	53.5	53.8
Current portion of long-term debt	30.6	25.8

Total current liabilities	767.7	1,036.4

LONG-TERM DEBT	1,401.2	1,416.0
DEFERRED INCOME TAXES	48.6	22.9
OTHER LONG-TERM LIABILITIES	158.5	157.9
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDER’S EQUITY:
Common, $0.01 par value per share, 1,000 authorized, 100 issued and outstanding	—	—
Paid-in capital	827.8	822.7
Retained earnings	253.2	203.9

Total common stockholder’s equity	1,081.0	1,026.6

	$3,457.0	$3,659.8

The accompanying notes are an integral part of these financial statements.

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in millions)

	For the Three Months Ended March 31,
	2004	2003
NET SALES AND OPERATING REVENUES	$2,551.1	$1,968.4

EXPENSES:
Cost of sales	2,236.4	1,702.2
Operating expenses	146.2	116.7
General and administrative expenses	17.2	11.7
Stock-based compensation	4.9	4.3
Depreciation	17.5	14.5
Amortization	16.2	9.5
Refinery restructuring and other charges	4.6	15.0

	2,443.0	1,873.9

OPERATING INCOME	108.1	94.5

Interest and finance expense	(31.1)	(26.2)
Loss on extinguishment of long-term debt	—	(4.7)
Interest income	1.7	1.1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	78.7	64.7

Income tax provision	(29.1)	(21.6)

INCOME FROM CONTINUING OPERATIONS	49.6	43.1

Loss from discontinued operations, net of income tax benefit of $0.1 and $2.7	(0.3)	(4.3)

NET INCOME	$49.3	$38.8

The accompanying notes are an integral part of these financial statements.

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in millions)

	For the Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49.3	$38.8

Adjustments:
Loss from discontinued operations	0.3	4.3
Depreciation	17.5	14.5
Amortization	18.3	12.0
Deferred income taxes	25.7	17.9
Stock-based compensation	4.9	4.3
Refinery restructuring and other charges	(0.7)	13.6
Write-off of deferred financing costs	—	4.7
Other, net	0.9	2.5

Cash provided by (reinvested in) working capital:
Accounts receivable, prepaid expenses and other	166.8	(274.2)
Inventories	61.4	(10.8)
Accounts payable, accrued expenses, taxes other than income, and other	(283.5)	279.6
Affiliate receivables and payables	2.2	2.8
Cash and cash equivalents restricted for debt service	8.0	7.7

Net cash provided by operating activities of continuing operations	71.1	117.7
Net cash used in operating activities of discontinued operations	(1.0)	(0.3)

Net cash provided by operating activities	70.1	117.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(62.0)	(22.0)
Expenditures for turnaround	(52.9)	(8.8)
Expenditures for refinery acquisition	—	(474.8)
Other	—	2.6

Net cash used in investing activities	(114.9)	(503.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	525.0
Long-term debt and capital lease payments	(10.0)	(244.5)
Capital contributions, net	—	260.6
Cash and cash equivalents restricted for debt repayment	3.7	0.2
Deferred financing costs	—	(19.6)

Net cash provided by (used in) financing activities	(6.3)	521.7

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51.1)	136.1
CASH AND CASH EQUIVALENTS, beginning of period	376.9	119.7

CASH AND CASH EQUIVALENTS, end of period	$325.8	$255.8

The accompanying notes are an integral part of these financial statements.

FORM 10-Q – PART I

ITEM 1. FINANCIAL STATEMENTS (continued)

PREMCOR INC. AND SUBSIDIARIES

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2004

(Tabular amounts in millions, except per share data)

1. Nature of Business and Basis of Preparation

Premcor Inc., together with its consolidated subsidiaries (the “Company”), is an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products. Premcor Inc. owns all of the outstanding common stock of Premcor USA Inc. (“Premcor USA”), and Premcor USA owns all of the outstanding common stock of The Premcor Refining Group Inc. (together with its consolidated subsidiaries, “PRG”). The Premcor Refining Group Inc. and its indirect subsidiary, Port Arthur Coker Company L.P. (“PACC”), are Premcor Inc.’s principal operating subsidiaries. PRG owns and operates three refineries with a combined crude unit throughput capacity of 610,000 barrels per day (“bpd”). The refineries are located in Port Arthur, Texas; Memphis, Tennessee; and Lima, Ohio.

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

The accompanying unaudited condensed consolidated financial statements of Premcor Inc. and The Premcor Refining Group Inc., and their respective subsidiaries, are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of the management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated notes apply equally to the Company and PRG unless otherwise noted. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes included in Premcor Inc.’s and PRG’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to the prior year’s financial statements to conform to classifications used in the current year. In particular, net sales and operating revenues and cost of sales for 2003 have been reclassified to conform to the fourth quarter 2003 application of Emerging Issues Task Force, or EITF, Issue No. 03-11, Reporting Gains and Losses on Derivative Instruments That Are Subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes. EITF 03-11 states that determining whether realized gains and losses on physically settled derivative contracts “not held for trading purposes” should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Consideration of the facts and circumstances should be made in the context of the various activities of the entity rather than based solely on the terms of the individual contracts. In accordance with EITF 03-11, cost of sales includes the net effect of the buying and selling of crude oil to supply the Company’s refineries. The reclassification had no effect on previously reported operating income or net income.

2. Acquisitions

On March 30, 2004, the Company executed an agreement with Motiva Enterprises LLC (“Motiva”) to purchase its Delaware City refining assets located in Delaware City, Delaware. The Delaware City refinery has a rated crude unit throughput capacity of 180,000 bpd. Also included in the acquisition is a 2,400 tons per day, or tpd, petroleum coke gasification unit, a 180 megawatt cogeneration facility, 8.5 million barrels of crude oil, intermediates, blendstock, and product tankage, and a 50,000 bpd truck-loading rack. The purchase price is $800 million, plus the value of net working capital, currently estimated at $100 million. In addition, Motiva will be entitled to receive from the Company earn-out payments of $25 million per year up to a total of $75 million over a three-year period depending on the amount of crude oil processed at the refinery and the level of industry refining margins during that period, and a $25 million payment per year up to a total of $50 million over a two-year period depending on the achievement of certain performance criteria at the gasification facility. See Note 15, Subsequent Events for information on the financing of this acquisition and other related events.

Effective March 3, 2003, the Company acquired its Memphis, Tennessee refinery and related supply and distribution assets from The Williams Companies, Inc. and certain of its subsidiaries, for approximately $475 million, including transaction fees and other integration costs. The acquisition of the Memphis refinery assets was accounted for using the purchase method, and the results of operations of these assets have been included in the Company’s results from the date of acquisition. In the first quarter of 2004, the Company recorded $13.4 million in goodwill related to an earn-out agreement, which reflected a total earn-out payment of $27.6 million.

The Company financed the acquisition from a portion of the proceeds from a public offering of 13.1 million shares of common stock and a private placement of 2.9 million shares of common stock resulting in net proceeds of approximately $306 million and from an offering of $525 million in senior notes, of which $350 million, due in 2013, bear interest at 9 1/2% per annum and $175 million, due in 2010, bear interest at 9 1/4% per annum. A portion of these proceeds was also used to retire certain outstanding long-term debt.

3. Inventories

The carrying value of inventories consisted of the following:

	March 31, 2004	December 31, 2003
Crude oil	$250.3	$268.4
Refined products and blendstocks	292.2	334.7
Warehouse stock and other	26.4	27.2

	$568.9	$630.3

The market value of crude oil, refined products and blendstock inventories as of March 31, 2004 was approximately $260 million (December 31, 2003 - $174 million) above carrying value.

4. Other Assets

Other assets consisted of the following:

	March 31, 2004	December 31, 2003
Deferred turnaround costs	$112.7	$76.0
Deferred financing costs	33.7	35.6
Other	4.4	4.0

	$150.8	$115.6

Amortization of deferred financing costs for the three months ended March 31, 2004 was $2.1 million (2003—$2.3 million) and is included in “Interest and finance expense”. In the first quarter of 2003, the Company incurred deferred financing costs of $19.6 million related to the amendment of its credit agreement and the issuance of $525 million in senior notes. Also in the first quarter of 2003, the Company wrote-off $4.7 million of unamortized deferred financing costs as a result of the early repayment of portions of its long-term debt and the amendment of its credit agreement.

5. Employee Benefit Plans

The following table provides the components of net periodic benefit cost for the quarters ended March 31:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Components of Net Periodic Benefit Costs:
Service cost	$1.9	$1.1	$0.8	$0.6
Interest cost	0.2	0.1	1.7	1.3
Recognized actuarial loss	—	—	0.6	0.5
Expected return on plan assets	(0.1)	—	—	—
Amortization of prior service costs	0.1	—	(0.1)	(0.1)

Net periodic benefit cost	$2.1	$1.2	$3.0	$2.3

In the consolidated financial statements for the year ended December 31, 2003, the Company disclosed that it expected to contribute a total of $9 million to its pension plans in 2004 and this estimate has not changed as of March 31, 2004. The Company did not make any contributions to its pension plans in the quarter ended March 31, 2004.

6. Refinery Restructuring and Other Charges

In the first quarter of 2004, the Company recorded refinery restructuring and other charges of $4.6 million, which included a $4.0 million charge related to the St. Louis administrative office closure and $0.6 million related to legal expenses associated with safety and environmental matters at closed refineries.

In the first quarter of 2003, the Company recorded refinery restructuring and other charges of $15.0 million, which included a $16.6 million charge related to the then potential sale of certain Hartford refinery assets offset by a benefit from reducing a charge related to the administrative restructuring of the St. Louis office.

Below are further discussions of the Hartford refinery asset sale and the administrative function restructurings.

Hartford Asset Sale. In September 2002, the Company ceased refining operations at its Hartford, Illinois refinery, but the Company continues to operate a storage and distribution facility at the refinery site. In the first quarter of 2003, the Company signed a memorandum of understanding with ConocoPhillips for the sale of refining assets and certain storage and distribution assets for $40 million. Accordingly, the Company recorded a charge of $16.6 million related to the transaction, which included the write-down of the refining assets held for sale and the write-down of certain storage and distribution assets included in property, plant and equipment. The sale was completed in the third quarter of 2003.

Administrative Restructuring. In 2002, the Company began a restructuring of its administrative functions, and at that time the elimination of certain positions in the St. Louis office was scheduled for early 2003. As a result of the Memphis refinery acquisition in early 2003, the number of positions to be eliminated at the St. Louis office was reduced by 25 and the Company recorded a reduction in the restructuring liability of $1.6 million in the first quarter of 2003. In May 2003, the Company announced that it would be closing the St. Louis office and moving the administrative functions to the Connecticut office over the next twelve months. The office move is expected to cost $15.1 million, which includes $6.4 million of severance related benefits and $8.7 million of other costs such as training, relocation, and the movement of physical assets. The severance related costs are amortized over the remaining service period of the affected employees and the other costs are expensed as incurred.

The following table summarizes the expected expenses associated with the administrative restructuring and provides a reconciliation of the administrative restructuring liability as of March 31, 2004:

	Severance	Other Costs	Total Costs
Summary of Restructuring Expenses:
Expected total restructuring expenses	$6.4	$8.7	$15.1
Expenses recorded this period	0.9	3.1	4.0
Cumulative expenses recorded to date	5.9	7.2	13.1
Liability Activity:
Beginning balance, December 31, 2003	$5.2	$—	$5.2
Expenses recorded this period	0.9	3.1	4.0
Cash outflows	(1.6)	(3.1)	(4.7)

Ending balance, March 31, 2004	$4.5	$—	$4.5

7. Interest and Finance Expense

Interest and finance expense included in the statements of operations consisted of the following for the quarter ended March 31:

	Premcor Inc.		PRG
	2004	2003	2004	2003
Interest expense	$33.0	$26.8	$32.8	$26.1
Finance costs	2.1	2.4	2.1	2.4
Capitalized interest	(3.8)	(2.3)	(3.8)	(2.3)

	$31.3	$26.9	$31.1	$26.2

The Company’s cash paid for interest expense for the three months ended March 31, 2004 was $46.0 million (2003 —$25.1 million). PRG’s cash paid for interest expense for the three months ended March 31, 2004 was $45.7 million (2003 —$23.1 million).

8. Loss on Extinguishment of Long-term Debt

As a result of the early extinguishment of long-term debt and credit agreement restructuring, the Company recorded a loss of $7.0 million (PRG $4.7 million) in the first quarter of 2003. For PRG, the loss represented a write-off of unamortized deferred financing costs of $4.7 million related to the repayment of the floating rate loan and the amendment of PRG’s credit agreement. In addition to the $4.7 million write-off, the Company recorded a loss of $2.3 million for a premium related to the redemption of Premcor USA’s 11 1/2% subordinated debentures.

9. Income Taxes

The Company and PRG made no net cash income tax payments nor received any net cash income tax refunds during the first quarter of 2004 or 2003.

10. Discontinued Operations

In connection with the 1999 sale of PRG’s retail assets to Clark Retail Enterprises, Inc. (“CRE”), PRG assigned certain leases and subleases of retail stores to CRE. Subject to certain defenses, PRG remained jointly and severally liable for CRE’s obligations under approximately 150 of these leases, including payment of rent and taxes. PRG may also be contingently liable for environmental obligations at these sites. In 2002, CRE and its parent company, Clark Retail Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 2003, through the bankruptcy hearings, PRG, subject to certain defenses, became primarily obligated for approximately 36 of the previously assigned leases. In the first quarter of 2003, PRG recorded an after-tax charge of $4.3 million representing the estimated net present value of its remaining liability under the 30 leases that had been rejected as of the end of the quarter, net of estimated sublease income, and other direct costs. The following table reconciles the activity and balance of the liability for the lease obligations as well as the Company’s environmental liability for previously owned and leased retail sites:

	Lease Obligations	Environmental Obligations of Previously Owned and Leased Sites	Total Discontinued Operations
Beginning balance, December 31, 2003	$7.4	$21.2	$28.6
Accretion and other expenses	0.4	—	0.4
Net cash outlays	(0.9)	0.2	(0.7)

Ending balance, March 31, 2004	$6.9	$21.4	$28.3

The primary obligation under a majority of the non-rejected leases and subleases was transferred in a CRE bankruptcy sale process to various unrelated third parties; however, the Company will likely remain jointly and severally liable on the assigned leases. Any remaining unassigned leases could be rejected as part of the on-going bankruptcy proceedings.

11. Earnings per Share

The common stock shares used to compute the Company’s basic and diluted earnings per share was as follows:

	For the Three Months Ended March 31,
	2004	2003
Weighted average common shares outstanding	74.2	68.9
Dilutive effect of stock options	1.5	0.7

Weighted average common shares outstanding, assuming dilution	75.7	69.6

Outstanding stock options totaling 3.8 million and 4.0 million common shares for the three months ended March 31, 2004 and 2003, respectively, were excluded from the diluted earnings per share calculation because they did not have a dilutive effect under the treasury stock method. In addition, outstanding stock options totaling 0.1 million and 0.4 million common shares for the three months ended March 31, 2004 and 2003, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

12. Consolidating Financial Statements of PRG as Co-guarantor of PAFC’s Senior Notes

Presented below are the PRG condensed consolidating balance sheets, statement of operations, and cash flows as required by Rule 3-10 of the Securities Exchange Act of 1934, as amended. PRG along with PACC, Sabine River Holding Corp. (“Sabine”), and various other subsidiaries of Sabine are full and unconditional guarantors of Port Arthur Finance Corp’s (“PAFC”) 12 1/2% Senior Notes. Sabine indirectly owns PACC through its 100% ownership of PACC’s general and limited partners. PAFC is a wholly owned subsidiary of PACC. Under Rule 3-10, the condensed consolidating balance sheets, statement of operations, and cash flows presented below meet the requirements for financial statements of the issuer and each guarantor of the notes since the issuer and guarantors are all direct or indirect wholly owned subsidiaries of PRG, and all guarantees are full and unconditional on a joint and several basis.

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$325.6	$—	$0.2	$—	$325.8
Short-term investments	1.7	—	—	—	1.7
Cash and cash equivalents restricted for debt service	—	—	54.9	—	54.9
Accounts receivable	465.3	—	0.8	(0.3)	465.8
Receivable from affiliates	78.9	36.5	5.0	(102.8)	17.6
Inventories	549.3	—	19.6	—	568.9
Prepaid expenses and other	79.5	—	4.5	—	84.0

Total current assets	1,500.3	36.5	85.0	(103.1)	1,518.7

PROPERTY, PLANT AND EQUIPMENT, NET	1,161.9	—	598.0	—	1,759.9
DEFERRED INCOME TAXES	15.6	—	—	(15.6)	—
INVESTMENT IN AFFILIATE	244.7	—	—	(244.7)	—
GOODWILL	27.6	—	—	—	27.6
OTHER ASSETS	136.7	—	14.1	—	150.8
NOTE RECEIVABLE FROM AFFILIATE	—	194.8	—	(194.8)	—

	$3,086.8	$231.3	$697.1	$(558.2)	$3,457.0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$455.6	$—	$79.0	$—	$534.6
Payable to affiliates	25.2	—	93.2	(72.1)	46.3
Accrued expenses and other	95.9	5.9	1.2	(0.3)	102.7
Accrued taxes other than income	51.5	—	2.0	—	53.5
Current portion of long-term debt	—	30.6	—	—	30.6
Current portion of notes payable to affiliate	—	—	30.6	(30.6)	—

Total current liabilities	628.2	36.5	206.0	(103.0)	767.7

LONG-TERM DEBT	1,220.0	194.8	—	(13.6)	1,401.2
DEFERRED INCOME TAXES	—	—	64.2	(15.6)	48.6
OTHER LONG-TERM LIABILITIES	157.6	—	0.9	—	158.5
NOTE PAYABLE TO AFFILIATE	—	—	194.8	(194.8)	—

COMMON STOCKHOLDER’S EQUITY:
Common Stock	—	—	0.1	(0.1)	—
Paid-in capital	827.8	—	206.0	(206.0)	827.8
Retained earnings	253.2	—	25.1	(25.1)	253.2

Total common stockholder’s equity	1,081.0	—	231.2	(231.2)	1,081.0

	$3,086.8	$231.3	$697.1	$(558.2)	$3,457.0

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
NET SALES AND OPERATING REVENUES	$2,572.4	$—	$633.4	$(654.7)	$2,551.1
EQUITY IN EARNINGS OF AFFILIATE	26.3	—	—	(26.3)	—

EXPENSES:
Cost of sales	2,343.6	—	539.2	(646.4)	2,236.4
Operating expenses	115.2	—	39.3	(8.3)	146.2
General and administrative expenses	16.2	—	1.0	—	17.2
Stock-based compensation	4.9	—	—	—	4.9
Depreciation	12.0	—	5.5	—	17.5
Amortization	16.0	—	0.2	—	16.2
Refinery restructuring and other charges	4.6	—	—	—	4.6

	2,512.5	—	585.2	(654.7)	2,443.0

OPERATING INCOME	86.2	—	48.2	(26.3)	108.1

Interest and finance expense	(23.7)	(7.1)	(7.8)	7.5	(31.1)
Interest income	2.0	7.1	0.1	(7.5)	1.7

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	64.5	—	40.5	(26.3)	78.7

Income tax provision	(14.9)	—	(14.2)	—	(29.1)

INCOME FROM CONTINUING OPERATIONS	49.6	—	26.3	(26.3)	49.6

Loss from discontinued operations, net of income tax benefit of $0.1	(0.3)	—	—	—	(0.3)

NET INCOME	$49.3	$—	$26.3	$(26.3)	$49.3

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49.3	$—	$26.3	$(26.3)	$49.3

Adjustments:
Loss from discontinued operations	0.3	—	—	—	0.3
Depreciation	12.0	—	5.5	—	17.5
Amortization	17.5	—	0.8	—	18.3
Deferred income taxes	21.0	—	4.7	—	25.7
Stock-based compensation	4.9	—	—	—	4.9
Refinery restructuring and other charges	(0.7)	—	—	—	(0.7)
Equity in earnings of affiliate	(26.3)	—	—	26.3	—
Other, net	0.7	—	0.2	—	0.9

Cash provided by (reinvested in) working capital:
Accounts receivable, prepaid expenses and other	166.4	—	0.4	—	166.8
Inventories	56.3	—	5.1	—	61.4
Accounts payable, accrued expenses, taxes other than income, and other	(279.6)	(7.6)	3.7	—	(283.5)
Affiliate receivables and payables	(40.5)	18.1	24.6	—	2.2
Cash and cash equivalents restricted for debt service	—	—	8.0	—	8.0

Net cash provided by (used in) operating activities of continuing operations	(18.7)	10.5	79.3	—	71.1
Net cash used in operating activities of discontinued operations	(1.0)	—	—	—	(1.0)

Net cash provided by (used in) operating activities	(19.7)	10.5	79.3	—	70.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(60.5)	—	(1.5)	—	(62.0)
Expenditures for turnaround	(52.7)	—	(0.2)	—	(52.9)
Maturity of investment	0.6	—	—	(0.6)	—

Net cash used in investing activities	(112.6)	—	(1.7)	(0.6)	(114.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and capital lease payments	(0.1)	(10.5)	—	0.6	(10.0)
Dividends	81.1	—	(81.1)	—	—
Cash and cash equivalents restricted for debt repayment	—	—	3.7	—	3.7

Net cash used in financing activities	81.0	(10.5)	(77.4)	0.6	(6.3)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51.3)	—	0.2	—	(51.1)
CASH AND CASH EQUIVALENTS, Beginning of period	376.9	—	—	—	376.9

CASH AND CASH EQUIVALENTS, end of period	$325.6	$—	$0.2	$—	$325.8

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2003

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$376.9	$—	$—	$—	$376.9
Short-term investments	1.7	—	—	—	1.7
Cash and cash equivalents restricted for debt service	—	—	66.6	—	66.6
Accounts receivable	623.4	—	0.8	(0.8)	623.4
Receivable from affiliates	77.7	39.3	38.2	(132.7)	22.5
Inventories	605.5	—	24.8	—	630.3
Prepaid expenses and other	88.6	—	4.5	—	93.1

Total current assets	1,773.8	39.3	134.9	(133.5)	1,814.5

PROPERTY, PLANT AND EQUIPMENT, NET	1,113.5	—	602.0	—	1,715.5
DEFERRED INCOME TAXES	36.6	—	—	(36.6)	—
INVESTMENT IN AFFILIATE	300.0	—	—	(300.0)	—
GOODWILL	14.2	—	—	—	14.2
OTHER ASSETS	100.5	—	15.1	—	115.6
NOTE RECEIVABLE FROM AFFILIATE	—	210.1	—	(210.1)	—

	$3,338.6	$249.4	$752.0	$(680.2)	$3,659.8

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$707.1	$—	$72.8	$—	$779.9
Payable to affiliates	64.5	—	91.4	(106.9)	49.0
Accrued expenses and other	114.1	13.5	1.1	(0.8)	127.9
Accrued taxes other than income	49.2	—	4.6	—	53.8
Current portion of long-term debt	—	25.8	—	—	25.8
Current portion of notes payable to affiliate	—	—	25.8	(25.8)	—

Total current liabilities	934.9	39.3	195.7	(133.5)	1,036.4

LONG-TERM DEBT	1,220.0	210.1	—	(14.1)	1,416.0
DEFERRED INCOME TAXES	—	—	59.5	(36.6)	22.9
OTHER LONG-TERM LIABILITIES	157.1	—	0.8	—	157.9
NOTE PAYABLE TO AFFILIATE	—	—	210.1	(210.1)	—

COMMON STOCKHOLDER’S EQUITY:
Common Stock	—	—	0.1	(0.1)	—
Paid-in capital	822.7	—	206.0	(206.0)	822.7

Retained earnings	203.9	—	79.8	(79.8)	203.9

Total common stockholder’s equity	1,026.6	—	285.9	(285.9)	1,026.6

	$3,338.6	$249.4	$752.0	$(680.2)	$3,659.8

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2003

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
NET SALES AND OPERATING REVENUES	$2,013.0	$—	$704.3	$(748.9)	$1,968.4
EQUITY IN EARNINGS OF AFFILIATE	62.3	—	—	(62.3)	—

EXPENSES:
Cost of sales	1,891.9	—	550.9	(740.6)	1,702.2
Operating expenses	82.4	—	42.6	(8.3)	116.7
General and administrative expenses	10.7	—	1.0	—	11.7
Stock-based compensation	4.3	—	—	—	4.3
Depreciation	9.1	—	5.4	—	14.5
Amortization	9.5	—	—	—	9.5
Refinery restructuring and other charges	15.0	—	—	—	15.0

	2,022.9	—	599.9	(748.9)	1,873.9

OPERATING INCOME	52.4	—	104.4	(62.3)	94.5

Interest and finance expense	(17.5)	(7.7)	(8.7)	7.7	(26.2)
Loss on extinguishment of long-term debt	(4.7)	—	—	—	(4.7)
Interest income	1.0	7.7	0.1	(7.7)	1.1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	31.2	—	95.8	(62.3)	64.7

Income tax (provision) benefit	11.9	—	(33.5)	—	(21.6)

INCOME FROM CONTINUING OPERATIONS	43.1	—	62.3	(62.3)	43.1

Loss from discontinued operations, net of income tax benefit of $2.7	(4.3)	—	—	—	(4.3)

NET INCOME	$38.8	$—	$62.3	$(62.3)	$38.8

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2003

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38.8	$—	$62.3	$(62.3)	$38.8

Adjustments:
Loss from discontinued operations	4.3	—	—	—	4.3
Depreciation	9.1	—	5.4	—	14.5
Amortization	11.1	—	0.9	—	12.0
Deferred income taxes	13.2	—	4.7	—	17.9
Stock-based compensation	4.3	—	—	—	4.3
Refinery restructuring and other charges	13.6	—	—	—	13.6
Write-off of deferred financing costs	4.7	—	—	—	4.7
Equity in earnings of affiliate	(62.3)	—	—	62.3	—
Other, net	2.3	—	0.2	—	2.5

Cash provided by (reinvested in) working capital:
Accounts receivable, prepaid expenses and other	(273.1)	—	(1.1)	—	(274.2)
Inventories	(6.7)	—	(4.1)	—	(10.8)
Accounts payable, accrued expenses, taxes other than income, and other	312.9	(7.9)	(25.4)	—	279.6
Affiliate receivables and payables	36.4	12.2	(45.8)	—	2.8
Cash and cash equivalents restricted for debt service	—	—	7.7	—	7.7

Net cash provided by operating activities of continuing operations	108.6	4.3	4.8	—	117.7
Net cash used in operating activities of discontinued operations	(0.3)	—	—	—	(0.3)

Net cash provided by operating activities	108.3	4.3	4.8	—	117.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(22.0)	—	—	—	(22.0)
Expenditures for turnaround	(8.8)	—	—	—	(8.8)
Expenditures for refinery acquisition	(474.8)	—	—	—	(474.8)
Cash and cash equivalents restricted for investment in capital additions	2.6	—	—	—	2.6

Net cash used in investing activities	(503.0)	—	—	—	(503.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt.	525.0	—	—	—	525.0
Long-term debt and capital lease payments	(240.2)	(4.3)	—	—	(244.5)
Capital contributions, net	260.6	—	—	—	260.6
Cash and cash equivalents restricted for debt repayment	—	—	0.2	—	0.2
Deferred financing costs	(19.6)	—	—	—	(19.6)

Net cash provided by (used in) financing activities	525.8	(4.3)	0.2	—	521.7

NET INCREASE IN CASH AND CASH EQUIVALENTS	131.1	—	5.0	—	136.1
CASH AND CASH EQUIVALENTS, Beginning of period	119.7	—	—	—	119.7

CASH AND CASH EQUIVALENTS, end of period	$250.8	$—	$5.0	$—	$255.8

13. Stock-based Compensation Expense

As of March 31, 2004, the Company had outstanding stock awards that are accounted for under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees (awards granted prior to January 1, 2002). The stock awards granted or modified after January 1, 2002 are being expensed based on the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation. The effect on net income and earnings per share if the fair value based method of SFAS No. 123 had been applied to all outstanding awards in each period as opposed to only the awards granted or modified after January 1, 2002 is not material.

14. Commitments and Contingencies

Legal and Environmental Liabilities.

As a result of its normal course of business, the closure of two refineries, and continuing obligations related to previously owned retail operations (as disclosed in Note 10, Discontinued Operations), the Company is a party to certain legal proceedings and environmental-related obligations. As of March 31, 2004, the Company had accrued a total of approximately $97 million (December 31, 2003—$98 million), on primarily an undiscounted basis, for legal and environmental-related obligations. An adverse outcome of any one or more of these matters could have a material effect on the Company’s operating results and cash flows when resolved in a future period.

Environmental Product Standards

The Environmental Protection Agency, or EPA, has promulgated regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and on-road diesel fuel designed to reduce air emissions from the use of these products. The Company expects to incur in the aggregate approximately $645 million, of which $228 million has been incurred as of March 31, 2004, in order to comply with environmental regulations related to the new stringent sulfur content specifications. Future revisions to the current cost estimates may be necessary as the Company continues to finalize its plans. Information related to the expected expenditures in relation to these new regulations is shown below.

	Total Estimated Expenditures	Total Expenditures Incurred To-Date	Remaining Expenditures at March 31, 2004
Gasoline low sulfur standards	$315	$219	$96
Diesel low sulfur standards	330	9	321

Total	$645	$228	$417

As of March 31, 2004, the Company had outstanding contract commitments of $115 million related to the design and construction activity at the refineries for the gasoline low sulfur standards compliance.

Long-Term Crude Oil Agreement.

PACC has a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos or PEMEX, the Mexican state oil company, which currently supplies approximately 167,000 barrels per day of Maya crude oil to the Port Arthur refinery. Under the terms of this agreement, PACC is obligated to buy Maya crude oil from the affiliate of PEMEX, and the affiliate of PEMEX is obligated to sell Maya crude oil to PACC. The agreement also provides a price adjustment mechanism designed to minimize the effect of adverse refining margin cycles and more specifically to moderate the fluctuations of the coker gross margin, a benchmark measure of the value of coker production over the cost of coker feedstocks. This price adjustment mechanism contains a formula that represents an approximation of the coker gross margin and provides for a minimum average coker margin of $15 per barrel over the first eight years of the agreement, which began on April 1, 2001. The cumulative difference, calculated on a monthly basis, between the actual coker gross margin and the defined minimum coker margin is referred to as a surplus or shortfall, and as of March 31, 2004, a cumulative quarterly surplus of $275.8 million existed under the agreement. As a result, the price the Company pays for Maya crude oil purchased under this agreement in succeeding quarters will not be discounted until this cumulative surplus is offset by future shortfalls.

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

15. Subsequent Events

The Company intends to finance the Delaware City refinery acquisition with equity and debt offerings and available cash. On April 23, 2004, Premcor Inc. completed a public offering of 14,950,000 shares of common stock, which provided net proceeds of $490 million. On April 23, 2004, PRG completed an offering of $400 million in senior notes, of which $200 million, due in 2011, bear interest at 6 1/8% per annum and $200 million, due in 2014, bear interest at 6¾% per annum. The senior notes are unsecured. Premcor Inc. has fully and unconditionally guaranteed the principal payments of these senior notes and any applicable premiums and interest on them. For federal income tax purposes, the Company has incurred, as a result of the equity offering, a stock ownership change of more than 50%, determined over the preceding three-year period. Under federal tax law, the more than 50% stock ownership change has resulted in an annual limitation being placed on the amount of regular and alternative minimum tax net operating losses, and certain other losses and tax credits (collectively “tax attributes”) that may be utilized in any given year. Accordingly, the Company’s ability to utilize tax attributes could be affected in both timing and amount. However, management believes such annual limitation will not restrict the Company’s ability to significantly utilize its tax attributes over the applicable carryforward periods. Therefore, at this time, the Company does not anticipate the need for an additional valuation allowance as a result of this more than 50% stock ownership change.

In conjunction with the acquisition, the Company entered into an agreement, effective May 1, 2004, with Saudi Arabian Oil Company for the supply of approximately 105,000 bpd of crude oil, subject to certain restrictions. The agreement has terms extending to April 30, 2005, with automatic one-year extensions thereafter unless terminated at the option of either party. The crude oil will be priced by a market based formula as defined in the agreement. The Company also entered into a product offtake agreement with Motiva that provides for the delivery by the Company to Motiva of approximately 100,000 bpd of finished light petroleum products, such as gasoline and heating oil. The agreement is effective May 1, 2004, and the main portion of the offtake agreement has terms extending for six months, with automatic renewals, until canceled by either party.

On April 13, 2004, PRG completed a new $1 billion senior secured revolving credit facility, maturing in April 2009, to replace its existing $785 million credit facility. The facility will be used primarily to secure crude oil purchase obligations for our refinery operations and to provide for other working capital needs. The revolving credit facility allows for the issuance of letters of credit up to the lesser of $1 billion or the amount available under a defined borrowing base. The borrowing base includes, among other items, eligible cash and cash equivalents, eligible investments, eligible receivables, and eligible petroleum inventories. The revolving credit facility also allows for loans of up to $1 billion, subject to availability under the facility, and allows for an overall increase in the principal amount of the facility of up to $250 million under certain circumstances. The revolving credit facility is secured by a lien on substantially all of PRG’s cash and cash equivalents, receivables, crude oil and refined product inventories and intellectual property. The collateral also includes the capital stock of Sabine and certain other subsidiaries and certain PACC inventory. PRG’s borrowings under this facility would bear interest at a rate based on the highest of three U.S. based rate formulas, or the Eurodollar rate plus a defined margin. The new credit agreement contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments, restricted payments as defined, and the sale of assets. The covenants also provide that in the event PRG does not maintain certain availability or liquidity requirements, additional restrictions and a cumulative cash flow test will apply.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated. Factors that could materially affect these forward-looking statements include, but are not limited to, changes in:

•	Industry-wide refining margins;

•	Crude oil and other raw material costs, the cost of transportation of crude oil, embargoes, military conflicts between, or internal instability in, one or more oil-producing countries, governmental actions, and other disruptions of our ability to obtain crude oil;

•	The ability of members of the Organization of the Petroleum Exporting Countries (OPEC) to agree on and to maintain production controls and crude oil price;

•	Market volatility due to world and regional events;

•	Availability and cost of debt and equity financing;

•	Labor relations;

•	U.S. and world economic conditions;

•	Supply and demand for refined petroleum products;

•	Reliability and efficiency of our operating facilities which are affected by such potential hazards as equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather and other factors which could result in significant unplanned downtime;

•	Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;

•	Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product specifications and characteristics;

•	Natural gas prices, as our refineries purchase and consume significant amounts of natural gas to fuel their operations;

•	Other unpredictable or unknown factors not discussed, including acts of nature, war or terrorism; and

•	Changes in the credit ratings assigned to Premcor Inc.’s subsidiaries’ debt securities or credit facilities.

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the results of operations and financial condition of Premcor Inc. and subsidiaries, which are materially the same as the results of operations and financial condition of PRG. Therefore, the discussions provided are equally applicable to Premcor Inc. and PRG except where otherwise noted.

We are an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States. PRG owns and operates three refineries with a combined crude unit throughput capacity of approximately 610,000 barrels per day, or bpd. The refineries are located in Port Arthur, Texas; Memphis, Tennessee; and Lima, Ohio. The Memphis refinery was acquired in March 2003. We sell petroleum products in the Midwest, the Gulf Coast and the Eastern and Southeastern United States on an unbranded basis to approximately 1,200 distributors and chain retailers through a combination of our own product distribution system and an extensive third-party owned product distribution system, as well as in the spot market.

Recent Developments in 2004

On March 30, 2004, we executed an agreement with Motiva Enterprises LLC (“Motiva”) to purchase its Delaware City refining assets located in Delaware City, Delaware. The Delaware City refinery has a rated crude unit throughput capacity of 180,000 bpd. Also included in the acquisition is a 2,400 tons per day, or tpd, petroleum coke gasification unit, a 180 megawatt cogeneration facility, 8.5 million barrels of crude oil, intermediate and blendstock, and product tankage, and a 50,000 bpd truck-loading rack. The purchase price is $800 million, plus the value of net working capital, currently estimated at $100 million. In addition, Motiva will be entitled to receive from us earn-out payments of $25 million per year up to a total of $75 million over a three-year period depending on the amount of crude oil processed at the refinery and the level of industry refining margins during that period, and a $25 million payment per year up to a total of $50 million over a two-year period depending on the achievement of certain performance criteria at the gasification facility. We expect the acquisition to be completed on May 1, 2004.

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

In conjunction with the acquisition, we entered into an agreement, effective May 1, 2004, with Saudi Arabian Oil Company for the supply of approximately 105,000 bpd of crude oil, subject to certain restrictions. The agreement has terms extending to April 30, 2005, with automatic one-year extensions thereafter unless terminated at the option of either party. The crude oil will be priced by a market based formula as defined in the agreement. We also entered into a product offtake agreement with Motiva that provides for the delivery by Premcor to Motiva of approximately 100,000 bpd of finished light petroleum products, such as gasoline and heating oil. The agreement is effective May 1, 2004, and the main portion of the offtake agreement has terms extending for six months with automatic renewals until canceled by either party.

We intend to finance the Delaware City refinery acquisition with an equity and debt offering and available cash. On April 23, 2004, Premcor Inc. completed a public offering of 14,950,000 shares of common stock, which provided net proceeds of $490 million. On April 23, 2004, PRG completed an offering of $400 million in senior notes, of which $200 million, due in 2011, bear interest at 6 1/8% per annum and $200 million, due in 2014, bear interest at 6¾% per annum. The senior notes are unsecured. Premcor Inc. has fully and unconditionally guaranteed the principal payments of these senior notes and any applicable premiums and interest on them.

For federal income tax purposes, we have incurred, as a result of the equity offering, a stock ownership change of more than 50%, determined over the preceding three-year period. Under federal tax law, the more than 50% stock ownership change has resulted in an annual limitation being placed on the amount of regular and alternative minimum tax net operating losses, and certain other losses and tax credits (collectively “tax attributes”) that may be utilized in any given year. Accordingly, our ability to utilize tax attributes could be affected in both timing and amount. However, management believes such annual limitation will not restrict our ability to significantly utilize our tax attributes over the applicable carryforward periods. Therefore, at this time, we do not anticipate the need for an additional valuation allowance as a result of this more than 50% stock ownership change.

On April 13, 2004, PRG completed a new $1 billion senior secured revolving credit facility, maturing in April 2009, to replace its existing $785 million credit facility. The facility will be used primarily to secure crude oil purchase obligations for our refinery operations and to provide for other working capital needs. The revolving credit facility allows for the issuance of letters of credit up to the lesser of $1 billion or the amount available under a defined borrowing base. The borrowing base includes, among other items, eligible cash and cash equivalents, eligible investments, eligible receivables, and eligible petroleum inventories. The revolving credit facility also allows for loans of up to $1 billion, subject to availability under the facility, and allows for an overall increase in the principal amount of the facility of up to $250 million under certain circumstances. The revolving credit facility is secured by a lien on substantially all of PRG’s cash and cash equivalents, receivables, crude oil and refined product inventories and intellectual property. The collateral also includes the capital stock of Sabine and certain other subsidiaries and certain PACC inventory. PRG’s borrowings under this facility would bear interest at a rate based on the highest of three U.S. based rate formulas, or the Eurodollar rate plus a defined margin.

The covenants and conditions under this new credit agreement are generally less restrictive than the covenants contained in the agreement governing our terminated $785 million facility. The new credit agreement contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments, restricted payments as defined, and the sale of assets. The covenants also provide that in the event PRG does not maintain certain availability or liquidity requirements, additional restrictions and a cumulative cash flow test will apply. PRG would have met these availability or liquidity requirements if the new credit facility had been in effect on March 31, 2004.

Results of Operations

The following tables reflect Premcor Inc.’s financial and operating highlights for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
Financial Results	2004	2003
	(in millions, except per share data)
Net sales and operating revenues	$2,551.7	$1,968.9
Cost of sales	2,234.5	1,701.5

Gross margin (1)	317.2	267.4
Operating expenses	147.0	117.2
General and administrative expenses	17.6	11.7
Stock–based compensation	4.9	4.3
Depreciation and amortization	34.1	24.1
Refinery restructuring and other charges	4.6	15.0

Operating income	109.0	95.1
Interest expense and finance income, net	(29.6)	(25.3)
Loss on extinguishment of long-term debt	—	(7.0)
Income tax provision	(29.4)	(21.0)

Income from continuing operations	50.0	41.8
Discontinued operations	(0.3)	(4.3)

Net income	$49.7	$37.5

Net income per common share:
Basic	$0.67	$0.54
Diluted	0.66	0.54
Weighted average common shares outstanding:
Basic	74.2	68.9
Diluted	75.7	69.6

(1) In order to assess our operating performance, we compare our actual gross margin (net sales and operating revenues less cost of sales) to industry gross margin benchmarks, such as the crack spreads and crude oil differentials defined below.

	Three Months Ended March 31,
Market Indicators	2004	2003
	(dollars per barrel, except as noted)
West Texas Intermediate (WTI) crude oil	$35.25	$34.13
Crack Spreads:
Gulf Coast 2/1/1	5.39	5.51
Chicago 3/2/1	6.98	6.42
Crude Oil Differentials:
WTI less Maya (heavy sour)	9.36	7.62
WTI less WTS (sour)	3.48	3.61
WTI less Dated Brent (foreign)	3.28	2.60
Natural gas (dollars per million btu)	5.39	6.05

	Three Months Ended March 31,
Selected Volumetric and Per Barrel Data	2004	2003
	(in thousands of barrels per day, except as noted)
Total throughput by refinery:
Port Arthur	222.1	251.1
Lima	105.5	131.4
Memphis (1)	153.7	54.0

Total throughput	481.3	436.5

Total throughput (in millions of barrels)	43.8	39.3

Per barrel of total throughput (in dollars):
Gross margin	$7.24	$6.81
Operating expenses	3.36	2.98

(1)	We purchased the Memphis refinery effective March 3, 2003 and the total throughput reflects 29 days of operations averaged over the first quarter of 2003. Average total throughput during the 29 days of operations was 167,600 bpd.

	Three Months Ended March 31, 2004
Selected Volumetric Data (in thousands of barrels per day)	Port Arthur	Lima	Memphis	Total	Percent of Total
Throughput:
Crude unit throughput
Sweet	0.6	100.3	143.4	244.3	50.8%
Light/medium sour	10.0	6.0	—	16.0	3.3
Heavy sour	196.6	—	—	196.6	40.8

Total crude unit throughput	207.2	106.3	143.4	456.9	94.9
Other throughput	14.9	(0.8)	10.3	24.4	5.1

Total throughput	222.1	105.5	153.7	481.3	100.0%

Production:
Light products:
Conventional gasoline	69.3	61.9	61.0	192.2	38.9%
Premium and reformulated gasoline	21.8	5.5	8.5	35.8	7.2
Diesel fuel	57.7	14.5	49.4	121.6	24.6
Jet fuel	20.8	16.9	24.5	62.2	12.6
Other products/blendstocks, net	36.9	4.9	5.6	47.4	9.6

Total light products	206.5	103.7	149.0	459.2	92.9
Petroleum coke and sulfur (1)	26.1	2.5	0.2	28.8	5.8
Residual oil	—	1.1	5.2	6.3	1.3

Total production	232.6	107.3	154.4	494.3	100.0%

	Three Months Ended March 31, 2003
Selected Volumetric Data (in thousands of barrels per day)	Port Arthur	Lima	Memphis (2)	Total	Percent of Total
Throughput:
Crude unit throughput
Sweet	—	128.2	52.1	180.3	41.3%
Light/medium sour	33.4	4.6	0.8	38.8	8.9
Heavy sour	211.0	—	—	211.0	48.3

Total crude unit throughput	244.4	132.8	52.9	430.1	98.5
Other throughput	6.7	(1.4)	1.1	6.4	1.5

Total throughput	251.1	131.4	54.0	436.5	100.0%

Production:
Light products:
Conventional gasoline	85.8	66.2	22.8	174.8	39.3%
Premium and reformulated gasoline	32.2	11.9	3.1	47.2	10.6
Diesel Fuel	75.8	21.0	16.0	112.8	25.3
Jet fuel	27.0	20.4	8.8	56.2	12.6
Other products/blendstocks, net	4.6	8.9	2.6	16.1	3.6

Total light products	225.4	128.4	53.3	407.1	91.4
Petroleum coke and sulfur (1)	27.8	2.3	0.1	30.2	6.8
Residual oil	5.2	1.6	1.1	7.9	1.8

Total production	258.4	132.3	54.5	445.2	100.0%

(1)	Volumes are per barrel equivalents
(2)	We purchased the Memphis refinery effective March 3, 2003 and the total throughput reflects 29 days of operations averaged over the first quarter of 2003. Average total throughput during the 29 days of operations was 167,600 bpd

2004 Compared to 2003

Overview. Net income was $49.7 million ($0.66 per diluted share) in the first quarter of 2004 as compared to $37.5 million ($0.54 per diluted share) in the corresponding period in 2003. Our operating income was $109.0 million in the first quarter of 2004 as compared to $95.1 million in the corresponding period in 2003. In the first quarter of 2004, our operating income was affected by a strong refining margin environment. However, scheduled and unscheduled downtime at our Port Arthur refinery and a full refinery turnaround at our Lima refinery kept us from recognizing the full impact of this margin environment. Our first quarter 2003 results were initially affected by weak market conditions but on an overall basis reflected a strong margin environment. Our first quarter 2003 results also included the operations of our Memphis refinery beginning March 3, 2003, the date of acquisition.

Net Sales and Operating Revenues. Net sales and operating revenues increased $582.8 million, or 30%, to $2,551.7 million in the first quarter of 2004 from $1,968.9 million in the corresponding period in 2003. The increase in net sales and operating revenue is primarily due to the three months of operations at Memphis in 2004 as compared to only one month in 2003.

Net sales and operating revenues and cost of sales for 2003 have been reclassified to conform to the fourth quarter 2003 application of Emerging Issues Task Force, or EITF, Issue No. 03-11, Reporting Gains and Losses on Derivative Instruments That Are Subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes. EITF 03-11 states that determining whether realized gains and losses on physically settled derivative contracts “not held for trading purposes” should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Consideration of the facts and circumstances should be made in the context of the various activities of the entity rather than based solely on the terms of the individual contracts. In accordance with EITF 03-11, cost of sales includes the net effect of the buying and selling of crude oil to supply our refineries. The reclassification had no effect on previously reported gross margin or net income.

Gross Margin. Gross margin increased $49.8 million to $317.2 million in the first quarter of 2004 from $267.4 million in the corresponding period in 2003. Our gross margin in 2004 was positively affected by the strong refining margins in both the Gulf Coast and Midwest markets; however, we were not able to fully recognize the benefits from these strong margins due to scheduled and unscheduled maintenance activity at our Port Arthur and Lima refineries.

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

Average crack spreads in the first quarter of 2004 were at very strong levels and were similar to levels in the first quarter of 2003. The Gulf Coast 2/1/1 crack spread was approximately 2% lower in the first quarter of 2004 than in the corresponding period in 2003. The Chicago 3/2/1 crack spread was approximately 9% higher in the first quarter of 2004 than in the corresponding period in 2003. We believe the strong crack spreads in the first quarter were driven in part by low product inventory levels that were in turn impacted by heavy refinery maintenance schedules and the cold winter weather, particularly in the Northeast region of the United States.

The WTI less Maya crude oil differential was approximately 23% higher in the first quarter of 2004 than in the corresponding period in 2003. The WTI less WTS crude oil differential was approximately 4% lower in the first quarter of 2004 than in the corresponding period in 2003, but still at a fairly strong level. These strong heavy sour and sour crude oil differentials had a significant positive impact on Port Arthur’s gross margin because its normal crude unit throughput is approximately 80% heavy sour crude oil and approximately 20% light and medium sour crude oils. Both Lima and Memphis process primarily light sweet crude oils and accordingly, do not require an adjustment for crude oil differentials except to the extent to which their crude oil is purchased in a foreign market versus a domestic market. Our Lima and Memphis refineries partially benefited from the stronger WTI less Brent crude oil differential, which was approximately 25% higher in the first quarter of 2004 as compared to the corresponding period in 2003.

Approximately 15% of Port Arthur’s product slate is lower value petroleum coke, sulfur, and residual oils, which negatively impacted the refinery’s gross margin against the benchmark crack spread. Less than 5% of the product slate at Lima and Memphis is the lower value residual oils or petroleum coke. In addition to these adjustments to the crack spreads, savings from our marine charter agreements at Port Arthur continued to be favorable to the current market rates in the first quarter of 2004. These agreements primarily allow for the transportation of Maya crude oil to our Port Arthur refinery.

Although benchmark market indicators such as the Gulf Coast 2/1/1 and Chicago 3/2/1 are useful in predicting refining gross margin, changes in absolute hydrocarbon prices, the “structure” of the hydrocarbon futures market and our specific price risk mitigation activities have an effect on our results that does not correlate with the benchmark market indicators. Based on our current refinery operations, we have an average net fixed price purchase commitment position of approximately 8 million barrels. To mitigate the absolute price risk while holding these net fixed price purchase commitments, we may buy or sell futures contracts on the New York Mercantile Exchange, or NYMEX, that correspond volumetrically with all or a portion of our net fixed price purchase commitments. We may also take positions on the NYMEX or over the counter market to reduce the risk that future crack spreads will contract from market based expectations. See “Quantitative and Qualitative Disclosures about Market Risk—Commodity Risk” for a description of our price risk management strategies and policies. The first quarter of 2004 was marked by relatively high absolute hydrocarbon prices, a backwardated market structure, and general market optimism regarding future crack spreads. Our price risk mitigation activities for the first quarter of 2004 resulted in a loss of approximately $6 million. During the first quarter of 2003, primarily as a result of a significantly backwardated market structure for crude oil, our price risk mitigation activities carried a cost of approximately $15 million.

Refinery Operations

The average crude unit throughput rate at our Port Arthur refinery was 207,200 bpd in the first quarter of 2004, as compared to 244,400 bpd in the corresponding period of 2003. The average total throughput rate, including intermediate feedstocks, at our Port Arthur refinery was 222,100 bpd in the first quarter of 2004, as compared to 251,100 bpd in the corresponding period of 2003. In the first quarter of 2004, the average total throughput rate was restricted due to the scheduled maintenance turnaround of the reformer unit and subsequent mechanical issues after the reformer unit start-up. In the first quarter of 2003, the average total throughput rate at our Port Arthur refinery was close to the refinery’s rated capacity. Early in the first quarter of 2003, our Port Arthur refinery restricted its total throughput rate due to a relatively weak refining margin environment and a high outright crude oil price environment. As the crack spreads and crude oil differentials strengthened, the refinery increased throughput to at or above capacity and ran well.

The average crude unit throughput rate at our Lima refinery was 106,300 bpd in the first quarter of 2004, as compared to 132,800 bpd in the corresponding period of 2003. The average total throughput rate at our Lima refinery was 105,500 bpd in the first quarter of 2004, as compared to 131,400 bpd in the corresponding period of 2003. In the first quarter of 2004, the throughput rate was restricted due to a planned month-long full refinery maintenance turnaround that primarily occurred in March. In the first quarter of 2003, the throughput rate at our Lima refinery was restricted due to an 18-day planned turnaround maintenance of the FCC unit and maintenance on the coker and reformer units as well as weak market conditions early in the quarter.

The average crude unit throughput rate at our Memphis refinery was 143,400 bpd in the first quarter of 2004. The average total throughput rate at our Memphis refinery was 153,700 bpd in the first quarter of 2004. In the first quarter of 2003, the then newly acquired Memphis refinery operated at an average total throughput rate of 167,600 bpd for 29 days in March.

Operating Expenses. Operating expenses increased $29.8 million to $147.0 million in the first quarter of 2004 from $117.2 million in the corresponding period of 2003. The increase in operating expenses is primarily due to the additional two months of operations at Memphis in 2004.

General and Administrative Expenses. General and administrative expenses increased $5.9 million to $17.6 million in the first quarter of 2004 from $11.7 million in the corresponding period in 2003. The increase in general and administrative expenses is primarily related to higher employee related costs and the additional two months of operations at Memphis in 2004. The employee costs primarily consisted of a higher accrual for incentive compensation, an increase in expenses related to the Senior Executive Retirement Plan following its reinstatement in the second quarter of 2003, an increase in postretirement benefit expense due to higher health care costs, and increases in wages and salaries.

Stock-Based Compensation Expense. Stock-based compensation expense increased $0.6 million to $4.9 million in the first quarter of 2004 from $4.3 million in the corresponding period in 2003. The increase related to the grant of additional options in 2004.

Depreciation and Amortization. Depreciation and amortization increased $10.0 million to $34.1 million in the first quarter of 2004 from $24.1 million in the corresponding period in 2003. This increase was principally due to accelerating the full refinery turnaround at Lima, capital expenditure activity and an additional two months of activity for Memphis in 2004.

Refinery Restructuring and Other Charges. In the first quarter of 2004, we recorded refinery restructuring and other charges of $4.6 million, which included a $4.0 million charge related to the St. Louis administrative office closure and $0.6 million related to legal expenses associated with safety and environmental matters at closed refineries.

In the first quarter of 2003, we recorded refinery restructuring and other charges of $15.0 million, which included a $16.6 million charge related to the then potential sale of certain Hartford refinery assets offset by a benefit from reducing a charge related to the administrative restructuring of the St. Louis administrative office. Below are further discussions of the Hartford refinery asset sale and the administrative function restructurings.

Hartford Asset Sale. In September 2002, we ceased refining operations at our Hartford, Illinois refinery, but we continue to operate a storage and distribution facility at the refinery site. In the first quarter of 2003, we signed a memorandum of understanding with ConocoPhillips for the sale of refining assets and certain storage and distribution assets for $40 million. Accordingly, we recorded a charge of $16.6 million related to the transaction, which included the write-down of the refining assets held for sale and the write-down of certain storage and distribution assets included in property, plant and equipment. The sale was completed in the third quarter of 2003.

Administrative Restructuring. In 2002, we began a restructuring of our administrative functions, and at that time the elimination of certain positions in the St. Louis office was scheduled for early 2003. As a result of the Memphis refinery acquisition in early 2003, the number of positions to be eliminated at the St. Louis office was reduced by 25, and we recorded a reduction in the restructuring liability of $1.6 million in the first quarter of 2003. In May 2003, we announced that we would be closing the St. Louis office and moving the administrative functions to the Connecticut office over the next twelve months. The office move is expected to cost $15.1 million, which includes $6.4 million of severance related benefits and $8.7 million of other costs such as training, relocation, and the movement of physical assets. The severance related costs are amortized over the remaining service period of the affected employees and the other costs are expensed as incurred. The following table summarizes the expected expenses associated with the administrative restructuring and provides a reconciliation of the administrative restructuring liability as of March 31, 2003:

	Severance	Other Costs	Total Costs
Summary of Restructuring Expenses:
Expected total restructuring expenses	$6.4	$8.7	$15.1
Expenses recorded this period	0.9	3.1	4.0
Cumulative expenses recorded to date	5.9	7.2	13.1
Liability Activity:
Beginning balance, December 31, 2003	$5.2	$—	$5.2
Expenses recorded this period	0.9	3.1	4.0
Cash outflows	(1.6)	(3.1)	(4.7)

Ending balance, March 31, 2004	$4.5	$—	$4.5

Interest Expense and Finance Income, net. Interest expense and finance income, net increased by $4.3 million to $29.6 million in the first quarter of 2004 from $25.3 million in the corresponding period in 2003. This increase is primarily due to additional interest expense related to a net increase in long-term debt in 2003 that is fully reflected in our 2004 interest expense amount. This increase is partially offset by higher capitalized interest in 2004.

Loss on Extinguishment of Long-term Debt. In the first quarter of 2003, as a result of the early extinguishment of long-term debt and a credit agreement restructuring, we recorded a loss of $7.0 million (PRG $4.7 million). For PRG, the loss included a write-off of unamortized deferred financing costs of $4.7 million related to the repayment of the floating rate loan and the amendment of the credit agreement. In addition to the $4.7 million write-off, we recorded a loss of $2.3 million for a premium related to the redemption of Premcor USA’s 11½% subordinated debentures.

Income Tax Provision. We recorded a $29.4 million income tax provision in the first quarter of 2004 compared to an income tax provision of $21.0 million in the corresponding period in 2003. Our effective tax rate was 37.0% in the first quarter of 2004 versus 33.4% in the first quarter of 2003. Our subsidiaries are subject to different statutory tax rates. These differing tax rates and the differing amount of taxable income or loss recognized by each subsidiary impact our consolidated effective tax rate. The increase in our 2004 consolidated effective tax rate as compared to 2003 resulted from a lower percentage of our 2004 consolidated income being recognized by Sabine, which has a lower effective tax rate than other subsidiaries.

Discontinued Operations. In connection with the 1999 sale of PRG’s retail assets to Clark Retail Enterprises, Inc. (“CRE”), PRG assigned certain leases and subleases of retail stores to CRE. Subject to certain defenses, PRG remained jointly and severally liable for CRE’s obligations under approximately 150 of these leases, including payment of rent and taxes. PRG may also be contingently liable for environmental obligations at these sites. In 2002, CRE and its parent company, Clark Retail Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 2003, through the bankruptcy hearings, PRG, subject to certain defenses, became primarily obligated for approximately 36 of the previously assigned leases. In the first quarter of 2003, PRG recorded an after-tax charge of $4.3 million representing the estimated net present value of its remaining liability under the 30 leases that had been rejected as of the end of the quarter, net of estimated sublease income, and other direct costs. The following table reconciles the activity and balance of the liability for the lease obligations as well as our environmental liability for previously owned and leased retail sites:

	Lease Obligations	Environmental Obligations of Previously Owned and Leased Sites	Total Discontinued Operations
Beginning balance, December 31, 2003	$7.4	$21.2	$28.6
Accretion and other expenses	0.4	—	0.4
Net cash outlays	(0.9)	0.2	(0.7)

Ending balance, March 31, 2004	$6.9	$21.4	$28.3

The primary obligation under a majority of the non-rejected leases and subleases was transferred in a CRE bankruptcy sale process to various unrelated third parties; however, we will likely remain jointly and severally liable on the assigned leases. Any remaining unassigned leases could be rejected as part of the on-going bankruptcy proceedings.

Outlook

This Outlook section contains forward-looking statements that reflect our current judgment regarding the direction of our business. Even though we believe our expectations regarding future events are reasonable assumptions, forward-looking statements are not guarantees of future performance. Factors beyond our control could cause our actual results to vary materially from our expectations and are discussed on the first page of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, under the heading “Forward-Looking Statements”. The following operational disclosures exclude any impact from the Delaware City refinery acquisition, and the effects of the Delaware City refinery acquisition are discussed in a separate section of this “Outlook”.

Market. Market conditions for the beginning of the second quarter of 2004 through the end of April have been very strong. The Gulf Coast 2/1/1 crack spread has averaged approximately $6.00 per barrel, the Chicago 3/2/1 crack spread has averaged approximately $10.00 per barrel, and the WTI/Maya differential has averaged approximately $9.00 per barrel.

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

Refinery Operations. Our Port Arthur refinery has historically produced roughly equal parts gasoline and distillate. For this reason, we believe the Gulf Coast 2/1/1 crack spread appropriately reflects our product slate. However, approximately 15% of Port Arthur’s product slate is lower value petroleum coke and residual oils which will negatively impact the refinery’s performance against the benchmark crack spread. Port Arthur’s normal crude unit throughput is approximately 80% heavy sour crude oil and 20% medium sour crude oil. Accordingly, the WTI/Maya and WTI/WTS crude oil differentials can be used as an adjustment to the benchmark crack spread. We do not expect to receive discounts on our purchases of Maya crude oil in 2004 under our long-term crude oil supply agreement. Ancillary crude costs, primarily transportation, at Port Arthur averaged $0.72 per barrel of crude unit throughput in the first quarter of 2004. Based on current market conditions and some unplanned downtime for crude unit repairs, we expect the total throughput rate at our Port Arthur refinery to approximate 235,000 bpd to 245,000 bpd in the second quarter of 2004. In 2004, we expect our full year total throughput rate to approximate 229,000 bpd.

Our Lima refinery has a product slate of approximately 60% gasoline and 30% distillate, and we believe the Chicago 3/2/1 is an appropriate benchmark crack spread. This refinery consumes over 95% light sweet crude oil with the balance being light sour crude oils. We opportunistically buy a mix of domestic and foreign sweet crude oils. The foreign crude oils consumed at Lima are priced relative to Brent and the WTI/Brent differential can be used to adjust the benchmark. Ancillary crude costs for Lima averaged $1.25 per barrel of crude unit throughput in the first quarter of 2004. Based on current market conditions, we expect the total throughput rate at our Lima refinery to approximate 135,000 bpd to 145,000 bpd in the second quarter of 2004. In 2004, we expect our full year total throughput rate to approximate 137,000 bpd.

Our Memphis refinery has a product slate of approximately 50% gasoline and 45% distillate. We expect that the operating results will track a Gulf Coast 2/1/1 benchmark crack spread and that we will be able to realize a gross margin benefit over the Gulf Coast 2/1/1 crack spread of approximately $0.63 per barrel, resulting from location premiums for refined products, partially offset by crude oil transportation costs. This refinery consumes approximately 100% light sweet crude oil, but often supplements its crude oil feedstocks with intermediate feedstocks. Based on current market conditions, we expect the total throughput rate at our Memphis refinery to approximate 160,000 bpd to 170,000 bpd in the second quarter of 2004. In 2004, we expect our full year total throughput rate to approximate 163,000 bpd.

Operating Expenses. Natural gas is the most variable component of our operating expenses. On an annual basis, our Port Arthur, Memphis and Lima refineries purchase approximately 29 million mmbtu of natural gas, with most of these purchases relating to our Port Arthur refinery. In a $4.70 per mmbtu natural gas price environment and assuming average throughput levels, our annual operating expenses should range between $520 million and $550 million. It is also important to note that we contract for the purchase of natural gas on a calendar month basis and set the price at the beginning of the month. Therefore, our natural gas costs reflect the price of natural gas on the day the contract is set, and not the average price for the period.

General and Administrative Expenses We expect second quarter general and administrative expense, excluding incentive compensation expense, will range from $15 million to $16 million. Based on a strong earnings outlook for 2004, we have accrued approximately $2 million for incentive compensation in the first quarter of 2004.

Stock-based Compensation Expense. We expect stock-based compensation expense in 2004 will approximate $19 million to $20 million.

Depreciation and Amortization. Depreciation and amortization in the first quarter of 2004 was $34.1 million. This quarterly rate will increase in future periods based upon the completion and placing into service of our capital expenditure activity. Capital activity is generally depreciated over a 25-year life. Turnaround activity is generally amortized over four years.

Interest Expense. Based on our outstanding long-term debt as of March 31, 2004, after giving effect to our $400 million senior notes issued in April 2004, our full year 2004 gross interest expense will be approximately $150 million and amortization of deferred financing costs will be approximately $10 million. All of our outstanding debt is at fixed rates with the exception of $10 million in floating rate notes tied to LIBOR. Reported interest expense is reduced by capitalized interest, which we estimate will be approximately $25 million to $30 million in 2004 due to significant capital expenditure activity.

Income Taxes. We expect our effective income tax rate for 2004 will range from approximately 35% to 38%.

Capital Expenditures and Turnarounds. Capital expenditures and turnarounds for the first quarter of 2004 totaled $115.2 million. We plan to spend approximately $500 million to $520 million for turnarounds and capital expenditures, excluding capitalized interest, in 2004. We plan to fund capital expenditures with internally generated funds and cash on hand. If internally generated funds and cash on hand are insufficient, we will reduce our capital expenditure plans accordingly.

Delaware City Refinery Acquisition. On March 30, 2004, we executed an agreement with Motiva to purchase its Delaware City refining assets located in Delaware City, Delaware. See “Recent Developments in 2004” above.

The refinery is capable of processing more than 180,000 barrels of crude oil per day, thus adding approximately 30 percent to our crude oil throughput capacity base. We will utilize the New York Harbor Reformulated Gasoline 3/2/1, or NYH RFG 3/2/1, crack spread as a benchmark for the Delaware City refinery operations. Our actual results will vary as our crude oil and product slates differ from the NYH RFG 3/2/1 slate and for other ancillary costs. We plan to run the Delaware City refinery at a total throughput rate of 175,000 bpd upon acquisition of the refinery. We expect our 2004 operating expenses for the refinery to approximate $130 million; however, the operating expenses will be impacted by the level of production of the petroleum coke gasification unit. Based on our current operating plans, the Delaware City refinery will consume approximately 4 to 5 million mmbtus of natural gas on an annual basis. We estimate the acquisition will increase our 2004 general and administrative expenses by $3 million and our depreciation and amortization by $25 million. We expect capital expenditures and turnarounds to be approximately $100 million, excluding capitalized interest, in 2004 for the Delaware City refinery.

Liquidity and Capital Resources

Cash Balance

As of March 31, 2004, we had a cash and short-term investment balance of $383.4 million, of which $327.5 million was held by PRG, $49.5 million was held by Premcor Inc., and $6.4 million was held by other Premcor Inc. subsidiaries. As of December 31, 2003, we had a cash and short-term investment balance of $432.6 million, of which $378.6 million was held by PRG, $48.0 million was held by Premcor Inc., and $6.0 million was held by other Premcor Inc. subsidiaries. We also had cash restricted under certain long-term debt indentures totaling $54.9 million and $66.6 million as of March 31, 2004 and December 31, 2003, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities for the quarter ended March 31, 2004 was $70.9 million compared to net cash provided from operations of $115.9 million in the corresponding period in 2003. These provisions of cash flows were mainly attributable to strong market conditions, which resulted in strong operating results. Working capital as of March 31, 2004 was $836.6 million, a 2.16-to-1 current ratio, versus $860.1 million as of December 31, 2003, a 1.87-to-1 current ratio. Overall, the decrease in working capital primarily reflected a net use of cash for capital expenditures.

The components of working capital experienced some significant changes as of March 31, 2004 as compared to December 31, 2003. Our accounts receivable, accounts payable and inventory balances decreased primarily due to the complete shutdown of our Lima refinery for its major month-long turnaround activity in March. Accounts payable balances were also impacted by the purchase of more foreign crude oils for Memphis, which purchases usually carry shorter terms than domestic crude oil.

Environmental and Legal Liabilities. As a result of our normal course of business, the closure of two of our refineries, and continuing obligations related to our previously owned retail operations, we are party to certain legal proceedings and environmental-related obligations. In relation to these matters and obligations, we have accrued, on primarily an undiscounted basis, $97 million as of March 31, 2004 (December 31, 2003—$98 million).

Upon closure of our Blue Island and Hartford refineries we recorded a liability for environmental remediation obligations associated with their closure. The environmental obligations take into account costs that are reasonably foreseeable at this time. In relation to the Blue Island refinery site, we have been in discussions with state and local governmental agencies concerning remediation of the site. A consent order for the investigation of Blue Island was completed and entered by the court in the first quarter of 2004. We believe our recorded liability is sufficient based on this recent consent order. We have other environmental remediation activity related to previously owned assets and currently operating assets for which we have also recorded a liability. These liabilities may require adjustments in the future as more information becomes available.

Long-Term Crude Oil Contract. PACC has a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos or PEMEX, the Mexican state oil company, which currently supplies approximately 167,000 barrels per day of Maya crude oil to the Port Arthur refinery. Under the terms of this agreement, PACC is obligated to buy Maya crude oil from the affiliate of PEMEX, and the affiliate of PEMEX is obligated to sell Maya crude oil to PACC. The agreement also provides a price adjustment mechanism designed to minimize the effect of adverse refining margin cycles and more specifically to moderate the fluctuations of the coker gross margin, a benchmark measure of the value of coker production over the cost of coker feedstocks. This price adjustment mechanism contains a formula that represents an approximation of the coker gross margin and provides for a minimum average coker margin of $15 per barrel over the first eight years of the agreement, which began on April 1, 2001. The cumulative difference, calculated on a monthly basis, between the actual coker gross margin and the defined minimum coker margin is referred to as a surplus or shortfall, and as of March 31, 2004, a cumulative quarterly surplus of $275.8 million existed under the agreement. As a result, the price we pay for Maya crude oil purchased under this agreement in succeeding quarters will not be discounted until this cumulative surplus is offset by future shortfalls.

We currently expect that funds generated from operating activities together with existing cash, cash equivalents and short-term investments and availability under our new $1.0 billion revolving credit facility will be adequate to fund our ongoing operating requirements.

Cash Flows from Investing Activities

Cash flows used in investing activities for the first quarter of 2004 were $115.2 million as compared to $503.0 million in the first quarter of 2003. The first quarter of 2003 reflected the acquisition of the Memphis refinery. Aside from this acquisition, activity in 2004 and 2003 primarily reflected capital expenditures.

We classify our capital expenditures into two main categories, mandatory and discretionary. Mandatory capital expenditures, such as for turnarounds and maintenance, are required to maintain safe and reliable operations or to comply with regulations pertaining to soil, water and air contamination or pollution, regulations pertaining to new product standards, and regulations pertaining to occupational safety and health issues. Summarized below are the forecasted capital expenditures for the full year 2004 and our actual capital expenditures for the quarter ended March 31, 2004 and 2003.

	Forecast for Full Year 2004	For the Quarter Ended March 31, 2004	For the Quarter Ended March 31, 2003
Low-sulfur product standards	$175	$27.3	$12.6
Turnaround activity	113	52.9	8.8
Other mandatory projects	122	32.9	8.0
Discretionary projects	100	2.1	1.4

Total capital expenditures	$510	$115.2	$30.8

Low-sulfur Product Standards. The Environmental Protection Agency, or EPA, has promulgated regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and on-road diesel fuel designed to reduce air emissions from the use of these products. We expect to incur in the aggregate approximately $645 million, of which $228 million has been incurred as of March 31, 2004, in order to comply with environmental regulations related to the new stringent sulfur content specifications. Future revisions to the current cost estimates may be necessary as we continue to finalize our plans. Information related to the expected expenditures in relation to these new regulations is shown below.

	Total Estimated Expenditures	Total Expenditures Incurred To-Date	Remaining Expenditures at March 31, 2004
Gasoline low sulfur standards	$315	$219	$96
Diesel low sulfur standards	330	9	321

Total	$645	$228	$417

As of March 31, 2004, we had outstanding contract commitments of $115 million related to the design and construction activity at the refineries for the gasoline low sulfur standards compliance.

Discretionary Projects. Our main discretionary project is the Port Arthur expansion project, which is intended to increase Port Arthur’s crude unit throughput capacity from its current rate of 250,000 bpd to approximately 325,000 bpd, and expand the coker unit capacity from its current rated capacity of 80,000 bpd to 105,000 bpd. The expansion will increase our ability to process lower cost, heavy sour crude oil. This project is estimated to cost between $200 million and $220 million with $80 million forecasted to be spent in 2004. We expect to complete the project by the beginning of 2006.

Cash Flows from Financing Activities

Cash flows used in financing activities were $5.0 million for the first quarter of 2004 as compared to cash flows provided by financing activities of $527.0 million for the first quarter of 2003. The use of cash for financing activities in 2004 was primarily related to PACC’s scheduled principal payment of $9.9 million in relation to its 12½% senior notes. During the first quarter of 2004, our cash flows from financing activities reflected cash provided by the receipt of proceeds from the exercise of stock options and the reduction of our cash restricted for debt service.

In 2003, Premcor Inc. received net proceeds of approximately $306 million from a public offering of 13.1 million shares of common stock and a private offering of 2.9 million shares of common stock with Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates, a subsidiary of Occidental Petroleum Corporation, and certain Premcor executives. In February 2003, PRG completed an offering of $525 million in senior notes, of which $350 million, due in 2013, bear interest at 9½% per annum and $175 million, due in 2010, bear interest at 9¼% per annum. The net proceeds from these transactions were used to fund the acquisition of the Memphis refinery as well as to redeem the remaining $40.1 million principal balance of Premcor USA’s 11½% subordinated debentures and to repay PRG’s $240 million floating rate loan. In the first quarter of 2003, we incurred $19.6 million of deferred financing costs in relation to the amendment of our credit agreement and the issuance of the new senior notes.

In the first quarter of 2003, Premcor Inc. made capital contributions to Premcor USA of $294.9 million and Premcor USA subsequently contributed $260.6 million to PRG, all primarily for the repayment of long-term debt.

We continue to evaluate the most efficient use of capital and, from time to time, depending upon market conditions, may seek to purchase certain of our outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

Credit Facilities

As of March 31, 2004, the borrowing base was $1,156.1 million (December 31, 2003 — $1,348.9 million), with $249.7 million (December 31, 2003—$602.1 million) of the facility utilized for letters of credit. As of March 31, 2004 and December 31, 2003, there were no direct cash borrowings under the credit facility. The portion of the facility utilized for letters of credit was significantly lower as of March 31, 2004 as compared to December 31, 2003 because March 2004 excludes Lima’s crude oil usage due to its month-long turnaround that extended over the quarter end. See “—Recent Developments in 2004” for a description of our new revolving credit facility.

PRG also has a $40 million cash-collateralized credit facility expiring in May 2004. This facility was arranged in support of lower interest rates on the Series 2001 Ohio Bonds. In addition, this facility can be utilized for other non-hydrocarbon purposes. As of March 31, 2004, $18.0 million (December 31, 2003—$18.0 million) of the line of credit was utilized for letters of credit. We currently intend to renew this facility upon its expiration.

Crude Oil Supply Arrangement

We currently have a crude oil supply agreement with Morgan Stanley Capital Group, or MSCG, through which we can arrange to purchase foreign or domestic crude oils in quantities sufficient to fulfill the crude oil requirements of our Memphis refinery. Availability of crude supply is not guaranteed under this arrangement. We rely solely on the spot crude oil market for supply and have the ability to arrange purchases through MSCG. In March 2004, we amended this agreement to facilitate our crude oil requirements at both our Memphis and Lima refineries and extended the maturity date of the contract to March 2006.

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

In order to supply our refineries with crude oil on a timely basis, we enter into net fixed price purchase commitments which are purchase contracts that fix the price of crude oil from one to several weeks in advance of receiving and processing that crude oil. In addition, it is common as part of our marketing activities to fix the price of a portion of our product sales in advance of producing and delivering that refined product. As a result, we are exposed to crude oil price movements relative to refined product price movements during this period. Our results are measured by recording these commitments at market value at the end of each accounting period. Based on our current refinery operations, our average fixed price purchase commitments when offset by our fixed price sale commitments equate to a net long inventory position of approximately 8 million barrels. Accordingly, if the market price of these net fixed price commitments had been lower by $1 per barrel as of March 31, 2004, we would have recorded additional cost of sales of approximately $8 million, based on our treatment of these contracts as derivatives. An increase in the market price would reduce cost of sales by a like amount. We may actively mitigate some or all of the price risk related to our fixed price purchase and sale commitments. These risk management decisions are based on many factors including the relative level and volatility of absolute hydrocarbon prices and the extent to which the futures market is in backwardation or contango. When the contract price of the following month futures contract is less than the contract price of the current, or prompt, month contract, a “backwardated” market structure exists, and when the contract price of the following month futures contract is greater than the contract price of the prompt month contract, a “contango” market structure exists. The cost of our risk management activities generally increases in a backwardated market.

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

We prepared a sensitivity analysis to estimate our exposure to market risk associated with our futures and options derivative positions, excluding the net fixed price purchase commitments discussed above. This analysis may differ from actual results. The fair value of each position was based on quoted futures prices. As of March 31, 2004, a $1 change in quoted futures prices would result in an approximate $7 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income. As of December 31, 2003, a $1 change in quoted futures prices would result in an approximate $10 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income.

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

ITEM 4. – Controls and Procedures

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

PART II. - OTHER INFORMATION

ITEM 1. – Legal Proceedings

The following is an update of developments during the quarter of material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our or their property is subject, including environmental proceedings that involve potential monetary sanctions of $100,000 or more and to which a governmental authority is a party. For additional discussion of our material pending legal proceedings, see Premcor Inc.’s and PRG’s Annual Reports on Form 10-K for the period ending December 31, 2003.

Blue Island Refinery Decommissioning and Closure. In January 2001, we ceased refining operations at our Blue Island refinery. We have been in discussions with state and local governmental agencies concerning remediation of the site, and a consent order for the investigation of Blue Island was completed and entered by the court in the first quarter of 2004.

Village of Hartford, Illinois Litigation. In the first quarter of 2004, an Administrative Order of Consent was signed by Premcor, two other potentially responsible parties, and the U.S. Environmental Protection Agency. This order requires the investigation of groundwater contamination and the development of a remedial solution.

Former Retail Sites Violation Notices. In the first quarter of 2004, we received 39 Violation Notices from the Illinois EPA as a result of remediation activities at 35 former retail sites in the State of Illinois. The notices do not contain any proposed penalties but penalties may be sought under the applicable law. We are preparing responses to the notices and are continuing the remediation work being performed at these sites.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated March 30, 2004, by and between Motiva Enterprises LLC, as Seller, and The Premcor Refining Group Inc., as Buyer, Covering the Acquisition of the Delaware City Refinery and related assets.

15.1	Awareness letter dated April 29, 2004, from Deloitte & Touche LLP concerning the unaudited interim financial information of Premcor Inc. for March 31, 2004 and 2003.

15.2	Awareness letter dated April 29, 2004, from Deloitte & Touche LLP concerning the unaudited interim financial information of The Premcor Refining Group Inc. for March 31, 2004 and 2003.

31.1	Section 302 Chief Executive Officer certificate for Premcor Inc.

31.2	Section 302 Chief Financial Officer certificate for Premcor Inc.

31.3	Section 302 Chief Executive Officer certificate for PRG.

31.4	Section 302 Chief Financial Officer certificate for PRG.

32.1	Section 906 Chief Executive Officer certificate for Premcor Inc.

32.2	Section 906 Chief Financial Officer certificate for Premcor Inc.

32.3	Section 906 Chief Executive Officer certificate for PRG.

32.4	Section 906 Chief Financial Officer certificate for PRG.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the period covered by this report.

(3)	SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMCOR INC.
THE PREMCOR REFINING GROUP INC. (Co-Registrants)

By:	/s/ Dennis R. Eichholz
Dennis R. Eichholz
Senior Vice President—Finance and
Controller (principal accounting officer)

April 30, 2004