Form 10-Q
period 2004-06-30
PREMCOR REFINING GROUP INC; PREMCOR INC
filed 2004-08-05
CIK 20762, 1159119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Premcor Inc.	Yes	☑	No ☐
The Premcor Refining Group Inc.	Yes	☑	No ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑    No ☐

Number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of July 31, 2004:

Premcor Inc.	89,183,177 shares
The Premcor Refining Group Inc.	100 shares (100% owned by Premcor USA Inc., a direct wholly owned subsidiary of Premcor Inc.)

Form 10-Q

June 30, 2004

PART I. FINANCIAL INFORMATION

FORM 10-Q - PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q represents information for two registrants, Premcor Inc. and its indirect, wholly owned subsidiary, The Premcor Refining Group Inc. Premcor Inc. owns all of the outstanding common stock of Premcor USA Inc. (“Premcor USA”), and Premcor USA owns all of the outstanding common stock of The Premcor Refining Group Inc. (together with its consolidated subsidiaries, “PRG”). The Premcor Refining Group Inc. and its indirect subsidiary, Port Arthur Coker Company L.P. (“PACC”), are Premcor Inc.’s principal operating subsidiaries. PRG owns and operates four refineries. The results of operations for Premcor Inc. principally reflect the results of operations of PRG, except for certain pipeline operations, general and administrative costs, interest income and interest expense at stand-alone Premcor Inc. and/or its other subsidiaries. Included in this Quarterly Report on Form 10-Q are consolidated balance sheets, statements of operations, and statements of cash flows for the applicable periods for Premcor Inc. and The Premcor Refining Group Inc. The information reflected in the consolidated footnotes are equally applicable to both companies except where indicated otherwise.

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Premcor Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Premcor Inc. and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004 (which report includes an explanatory paragraph relating to the Company’s change in 2002 in its method of accounting for stock based compensation issued to employees as discussed in Note 2 to those 2003 consolidated financial statements), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Stamford, Connecticut

August 3, 2004

Premcor Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in millions, except per share data)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$504.8	$426.7
Short-term investments	7.0	5.9
Cash and cash equivalents restricted for debt service	69.8	66.6
Accounts receivable, net of allowance of $1.9 and $1.9	496.9	623.5
Inventories	801.0	630.3
Prepaid expenses and other	129.0	92.7
Deferred income taxes	19.8	—

Total current assets	2,028.3	1,845.7

PROPERTY, PLANT AND EQUIPMENT, NET	2,597.9	1,739.8
GOODWILL	27.6	14.2
OTHER ASSETS	168.0	115.6

	$4,821.8	$3,715.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$603.9	$779.9
Accrued expenses and other	173.4	125.8
Accrued taxes other than income	67.2	53.8
Current portion of long-term debt	30.9	26.1

Total current liabilities	875.4	985.6

LONG-TERM DEBT	1,811.2	1,426.0
DEFERRED INCOME TAXES	122.1	0.6
OTHER LONG-TERM LIABILITIES	181.9	157.9
COMMITMENTS AND CONTINGENCIES	—	—

COMMON STOCKHOLDERS’ EQUITY:
Common, $0.01 par value per share, 150,000,000 authorized, 89,180,511 issued and outstanding as of June 30, 2004; 74,119,694 issued and outstanding as of December 31, 2003	0.9	0.7
Paid-in capital	1,689.4	1,186.8
Retained earnings (accumulated deficit)	140.9	(42.3)

Total common stockholders’ equity	1,831.2	1,145.2

	$4,821.8	$3,715.3

The accompanying notes are an integral part of these financial statements.

Premcor Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
NET SALES AND OPERATING REVENUES	$3,573.7	$2,147.4	$6,125.4	$4,116.3
EXPENSES:
Cost of sales	3,034.7	1,882.1	5,269.2	3,583.6
Operating expenses	197.5	134.4	344.5	251.6
General and administrative expenses	38.3	15.7	55.9	27.4
Stock-based compensation	4.9	4.4	9.8	8.7
Depreciation	23.9	16.0	41.8	30.6
Amortization	12.9	9.1	29.1	18.6
Refinery restructuring and other charges	4.7	0.7	9.3	15.7

	3,316.9	2,062.4	5,759.6	3,936.2
OPERATING INCOME	256.8	85.0	365.8	180.1
Interest and finance expense	(35.3)	(30.4)	(66.6)	(57.3)
Loss on extinguishment of debt	(3.6)	(3.4)	(3.6)	(10.4)
Interest income	1.6	1.3	3.3	2.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	219.5	52.5	298.9	115.3
Income tax provision	(84.5)	(18.0)	(113.9)	(39.0)

INCOME FROM CONTINUING OPERATIONS	135.0	34.5	185.0	76.3
Loss from discontinued operations, net of income tax benefit of $1.0 and $1.1 for 2004; $1.3 and $4.0 for 2003	(1.5)	(2.2)	(1.8)	(6.5)

NET INCOME	$133.5	$32.3	$183.2	$69.8

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$1.58	$0.47	$2.32	$1.07
Discontinued operations	(0.02)	(0.03)	(0.02)	(0.09)

Net income	$1.56	$0.44	$2.30	$0.98

Weighted average common shares outstanding	85.4	74.1	79.8	71.5
Diluted:
Income from continuing operations	$1.55	$0.46	$2.27	$1.06
Discontinued operations	(0.02)	(0.03)	(0.02)	(0.09)

Net income	$1.53	$0.43	$2.25	$0.97

Weighted average common shares outstanding	87.3	74.8	81.5	72.2

The accompanying notes are an integral part of these financial statements.

Premcor Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in millions)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183.2	$69.8
Adjustments:
Loss from discontinued operations	1.8	6.5
Depreciation	41.8	30.6
Amortization	33.4	23.3
Deferred income taxes	101.7	37.7
Stock-based compensation	9.8	8.7
Refinery restructuring and other charges	(3.8)	13.6
Write-off of deferred financing costs	3.6	5.4
Other, net	6.5	6.7
Cash provided by (reinvested in) working capital:
Accounts receivable, prepaid expenses and other	102.5	(170.1)
Inventories	(54.4)	(129.9)
Accounts payable, accrued expenses, taxes other than income, and other	(125.6)	123.8
Cash and cash equivalents restricted for debt service	0.7	(0.3)

Net cash provided by operating activities of continuing operations	301.2	25.8
Net cash used in operating activities of discontinued operations	(2.4)	(3.1)

Net cash provided by operating activities	298.8	22.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(133.9)	(60.7)
Expenditures for turnaround	(73.9)	(9.5)
Expenditures for refinery acquisition, net	(874.8)	(474.8)
Purchase of short-term investments	(1.1)	(1.0)
Cash and cash equivalents restricted for investment in capital additions	—	0.2

Net cash used in investing activities	(1,083.7)	(545.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	493.0	306.5
Proceeds from issuance of long-term debt	400.0	825.0
Long-term debt and capital lease payments	(10.0)	(299.6)
Cash and cash equivalents restricted for debt repayment	(3.9)	(4.9)
Deferred financing costs	(16.1)	(25.3)

Net cash provided by financing activities	863.0	801.7

NET INCREASE IN CASH AND CASH EQUIVALENTS	78.1	278.6
CASH AND CASH EQUIVALENTS, beginning of period	426.7	167.4

CASH AND CASH EQUIVALENTS, end of period	$504.8	$446.0

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The Premcor Refining Group Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of The Premcor Refining Group Inc. and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004 (which report includes an explanatory paragraph relating to the Company’s change in 2002 in its method of accounting for stock based compensation issued to employees as discussed in Note 2 to those 2003 consolidated financial statements and the restatement in 2002 of the consolidated financial statements to give effect to the contribution of Sabine River Holding Corp. common stock owned by Premcor Inc. to the Company, which was accounted for in a manner similar to a pooling of interests as described in Note 4 to those 2003 consolidated financial statements), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Stamford, Connecticut

August 3, 2004

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in millions, except per share data)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$364.6	$376.9
Short-term investments	1.7	1.7
Cash and cash equivalents restricted for debt service	69.8	66.6
Accounts receivable, net of allowance of $1.9 and $1.9	496.2	623.4
Receivables from affiliates	22.2	22.5
Inventories	801.0	630.3
Prepaid expenses and other	129.2	93.1
Deferred income taxes	13.8	—

Total current assets	1,898.5	1,814.5

PROPERTY, PLANT AND EQUIPMENT, NET	2,574.1	1,715.5
GOODWILL	27.6	14.2
OTHER ASSETS	167.9	115.6

	$4,668.1	$3,659.8

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$603.9	$779.9
Payables to affiliates	71.9	49.0
Accrued expenses and other	168.1	127.9
Accrued taxes other than income	67.2	53.8
Current portion of long-term debt	30.6	25.8

Total current liabilities	941.7	1,036.4

LONG-TERM DEBT	1,801.3	1,416.0
DEFERRED INCOME TAXES	130.0	22.9
OTHER LONG-TERM LIABILITIES	181.9	157.9
COMMITMENTS AND CONTINGENCIES	—	—

COMMON STOCKHOLDER’S EQUITY:
Common, $0.01 par value per share, 1,000 authorized, 100 issued and outstanding	—	—
Paid-in capital	1,227.3	822.7
Retained earnings	385.9	203.9

Total common stockholder’s equity	1,613.2	1,026.6

	$4,668.1	$3,659.8

The accompanying notes are an integral part of these financial statements.

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operation

(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
NET SALES AND OPERATING REVENUES	$3,573.0	$2,146.8	$6,124.1	$4,115.2
EXPENSES:
Cost of sales	3,036.5	1,884.2	5,272.9	3,586.4
Operating expenses	196.4	133.2	342.6	249.9
General and administrative expenses	38.4	15.6	55.6	27.3
Stock-based compensation	4.9	4.4	9.8	8.7
Depreciation	23.7	15.7	41.2	30.2
Amortization	12.9	9.1	29.1	18.6
Refinery restructuring and other charges	4.7	0.7	9.3	15.7

	3,317.5	2,062.9	5,760.5	3,936.8
OPERATING INCOME	255.5	83.9	363.6	178.4
Interest and finance expense	(34.8)	(29.9)	(65.9)	(56.1)
Loss on extinguishment of debt	(3.6)	(3.4)	(3.6)	(8.1)
Interest income	1.3	1.5	3.0	2.6

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	218.4	52.1	297.1	116.8
Income tax provision	(84.1)	(17.8)	(113.2)	(39.4)

INCOME FROM CONTINUING OPERATIONS	134.3	34.3	183.9	77.4
Loss from discontinued operations, net of income tax benefit of $1.0 and $1.1 for 2004; $1.3 and $4.0 for 2003	(1.5)	(2.2)	(1.8)	(6.5)

NET INCOME	$132.8	$32.1	$182.1	$70.9

The accompanying notes are an integral part of these financial statements.

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in millions)

	For the Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$182.1	$70.9
Adjustments:
Loss from discontinued operations	1.8	6.5
Depreciation	41.2	30.2
Amortization	33.1	23.3
Deferred income taxes	93.4	33.0
Stock-based compensation	9.8	8.7
Refinery restructuring and other charges	(3.8)	13.6
Write-off of deferred financing costs	3.6	5.4
Other, net	5.5	6.9
Cash provided by (reinvested in) working capital:
Accounts receivable, prepaid expenses and other	103.0	(169.9)
Inventories	(54.4)	(129.9)
Accounts payable, accrued expenses, taxes other than income, and other	(131.1)	125.9
Affiliate receivables and payables	22.9	3.2
Cash and cash equivalents restricted for debt service	0.7	(0.3)

Net cash provided by operating activities of continuing operations	307.8	27.5
Net cash used in operating activities of discontinued operations	(2.4)	(3.1)

Net cash provided by operating activities	305.4	24.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(133.8)	(60.7)
Expenditures for turnaround	(73.9)	(9.5)
Expenditures for refinery acquisition, net	(874.8)	(474.8)
Cash and cash equivalents restricted for investment in capital additions	—	0.2

Net cash used in investing activities	(1,082.5)	(544.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	400.0	825.0
Long-term debt and capital lease payments	(10.0)	(259.4)
Capital contributions, net	394.8	263.3
Cash and cash equivalents restricted for debt repayment	(3.9)	(4.9)
Deferred financing costs	(16.1)	(25.3)

Net cash provided by financing activities	764.8	798.7

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12.3)	278.3
CASH AND CASH EQUIVALENTS, beginning of period	376.9	119.7

CASH AND CASH EQUIVALENTS, end of period	$364.6	$398.0

The accompanying notes are an integral part of these financial statements.

FORM 10-Q – PART I

ITEM 1.	FINANCIAL STATEMENTS (continued)

PREMCOR INC. AND SUBSIDIARIES

THE PREMCOR REFINING GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2004

(Tabular amounts in millions, except per share data)

1.	Nature of Business and Basis of Preparation

Premcor Inc., together with its consolidated subsidiaries (the “Company”), is an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products. Premcor Inc. owns all of the outstanding common stock of Premcor USA Inc. (“Premcor USA”), and Premcor USA owns all of the outstanding common stock of The Premcor Refining Group Inc. (together with its consolidated subsidiaries, “PRG”). The Premcor Refining Group Inc. and its indirect subsidiary, Port Arthur Coker Company L.P. (“PACC”), are Premcor Inc.’s principal operating subsidiaries. PRG owns and operates four refineries with a combined total throughput capacity of 790,000 barrels per day (“bpd”). The refineries are located in Port Arthur, Texas; Memphis, Tennessee; Lima, Ohio; and Delaware City, Delaware.

All of the operations of the Company are in the United States. These operations are related to the refining of crude oil and other petroleum feedstocks into petroleum products and are all considered part of one business segment. The Company’s earnings and cash flows from operations are primarily dependent upon processing crude oil and selling quantities of refined petroleum products at margins sufficient to cover operating expenses. Crude oil and refined petroleum products are commodities, and factors largely out of the Company’s control can cause these commodity prices to vary, in a wide range, over a short period of time. This potential margin volatility can have a material effect on the Company’s financial position, earnings, and cash flows.

The accompanying unaudited condensed consolidated financial statements of Premcor Inc. and The Premcor Refining Group Inc., and their respective subsidiaries, are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These consolidated notes apply equally to the Company and PRG unless otherwise noted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Premcor Inc.’s and PRG’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Effective May 1, 2004, the Company completed an agreement with Motiva Enterprises LLC (“Motiva”) to purchase its Delaware City refining complex located in Delaware City, Delaware. The Delaware City refinery has a rated crude unit throughput capacity of 180,000 bpd. Also included in the purchase is a 2,400 tons per day petroleum coke gasification unit, a 180 megawatt cogeneration facility, 8.5 million barrels of crude oil, intermediates, blendstock, and product tankage, and a 50,000 bpd truck-loading rack. The purchase price is $800 million ($780 million cash and $20 million assumed liabilities), plus additional petroleum inventories valued at $90 million and approximately $5 million in transaction fees.

The Delaware City refinery is a high-conversion medium and heavy sour crude oil refinery. Major process units include a crude unit, a fluid coking unit, a fluid catalytic cracking unit, a hydrocracking unit with a hydrogen plant, a continuous catalytic reformer, an alkylation unit, and several hydrotreating units. Primary products include regular and premium conventional and reformulated gasoline, low-sulfur diesel, and home heating oil. The refinery’s production is sold in the U.S. Northeast via pipeline, barge, and truck distribution. The refinery’s petroleum coke production is sold to third parties or gasified to fuel the cogeneration facility, which is designed to supply electricity and steam to the refinery as well as outside electrical sales to third parties.

The Company financed the acquisition from a portion of the proceeds from its April 2004 public common stock offering of 14.9 million shares which provided net proceeds of $490 million; from PRG’s $400 million senior notes offering completed April 2004 of which $200 million, due in 2011, bear interest at 6 1/8% per annum and $200 million, due in 2014, bear interest at 6¾% per annum; and from available cash. In addition, Motiva will be entitled to receive contingent purchase payments of $25 million per year up to a total of $75 million over a three-year period depending on the amount of crude oil processed at the refinery and the refining margins during that period, and a $25 million payment per year up to a total of $50 million over a two-year period depending on the achievement of certain performance criteria at the gasification facility. Any amount the Company pays to Motiva for the contingent consideration will be recorded as goodwill.

In conjunction with the acquisition of the Delaware City refinery, the Company entered into an agreement, effective May 1, 2004, with Saudi Arabian Oil Company for the supply of approximately 105,000 bpd of crude oil, subject to certain restrictions. The agreement has terms extending to April 30, 2005, with automatic one-year extensions thereafter unless terminated at the option of either party. The crude oil is priced by a market-based formula as defined in the agreement. The Company also entered into a product offtake agreement with Motiva that provides for the delivery by Premcor to Motiva of approximately 95,000 bpd of finished light petroleum products, such as gasoline and heating oil. The agreement was effective May 1, 2004, and the main portion of the offtake agreement has terms extending for six months with automatic renewals until canceled by either party.

The purchase of the Delaware City refinery complex and results of operations of these assets have been included in the Company’s year-to-date results from the date of purchase. The preliminary purchase price allocation, which is subject to change pending completion of independent appraisals and other evaluations, is as follows:

Current assets	$12
Inventory	116
Property, plant and equipment	767
Other liabilities (primarily post retirement obligations)	(20)

$875

Effective March 3, 2003, the Company acquired its Memphis, Tennessee refinery from The Williams Companies, Inc. and certain of its subsidiaries (“Williams”), for approximately $475 million, including inventory. The purchase of the Memphis refinery assets and the results of operations of those assets have been included in the Company’s results from the date of acquisition. In addition, Williams or its assignee will be entitled to receive contingent purchase payments up to a maximum aggregate of $75 million over the next seven years, depending on the refining margins during that period. Any amount the Company pays to Williams or its assignee for the contingent consideration will be recorded as goodwill. As of June 30, 2004, $27.6 million had been recorded to goodwill related to the contingent purchase payment consideration. The Company made a $27.6 million contingent purchase payment during the third quarter of 2004.

The Company financed the Memphis refinery acquisition from a portion of the proceeds from a public offering of 13.1 million shares of common stock and a private placement of 2.9 million shares of common stock resulting in net proceeds of approximately $306 million and from an offering of $525 million in senior notes. A portion of these proceeds was also used to retire certain outstanding long-term debt.

3.	Inventories

The carrying value of inventories consisted of the following:

	June 30, 2004	December 31, 2003
Crude oil	$302.9	$268.4
Refined products and blendstocks	462.9	334.7
Warehouse stock and other	35.2	27.2

	$801.0	$630.3

The market value of crude oil, refined products and blendstock inventories as of June 30, 2004 was approximately $280 million (December 31, 2003 - $174 million) above carrying value.

4.	Other Assets

Other assets consisted of the following:

	June 30, 2004	December 31, 2003
Deferred turnaround costs	$120.8	$76.0
Deferred financing costs	43.8	35.6
Other	3.4	4.0

	$168.0	$115.6

Amortization of deferred financing costs for the three months ended June 30, 2004 and 2003 was $2.2 million and $2.3 million, respectively, for both the Company and PRG and is included in “Interest and finance expense”. Amortization of deferred financing costs for the six months ended June 30, 2004 and 2003 was $4.3 million and $4.7 million, respectively, for both the Company and PRG.

For the three and six months ended June 30, 2004, the Company incurred deferred financing costs of $16.1 million related to the new $1 billion credit facility and the issuance of $400 million of senior notes. As a result of the early extinguishment of the $785 million credit facility, the Company recorded a loss of $3.6 million (PRG $3.6 million) for both the three and six months ended June 30, 2004. The loss represented a write-off of unamortized deferred financing costs.

For the three and six months ended June 30, 2003, the Company incurred deferred financing costs of $5.7 million and $25.3 million, respectively, related to the amendment of its credit agreement and the issuance of $825 million in senior notes under two separate offerings.

As a result of the early extinguishment of long-term debt and credit agreement restructuring in 2003, the Company recorded a loss of $3.4 million (PRG $3.4 million) and $10.4 million (PRG $8.1 million) for the three and six months ended June 30, 2003, respectively. The loss included cash premiums of $2.7 million and a write-off of unamortized deferred financing costs of $0.7 million for the three months ended June 30, 2003. The loss included a cash premium of $5.0 million (PRG $2.7 million) and a write-off of unamortized deferred financing costs of $5.4 million for the six months ended June 30, 2003.

5.	Employee Benefit Plans

The following table provides the components of net periodic benefit cost for the three and six month periods ended June 30:

	Pension Benefits				Other Postretirement Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Components of Net Periodic Benefit Costs:
Service cost	$3.2	$2.0	$5.1	$3.1	$0.8	$0.7	$1.6	$1.3
Interest cost	0.2	—	0.4	0.1	1.6	1.4	3.3	2.7
Recognized actuarial loss	—	—	—	—	0.5	0.5	1.1	1.0
Expected return on plan assets	(0.1)	—	(0.2)	—	—	—	—	—
Amortization of prior service costs	0.1	0.1	0.2	0.1	(0.1)	(0.1)	(0.2)	(0.2)

Net periodic benefit cost	$3.4	$2.1	$5.5	$3.3	$2.8	$2.5	$5.8	$4.8

As of December 31, 2003, the Company expected to contribute a total of $9 million to its pension plans in 2004. As of June 30, 2004 the Company had contributed $0.5 million to its pension plans and expects to contribute $8.5 million during the remainder of 2004. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act will provide prescription drug coverage to retirees beginning in 2006 and will provide subsidies to sponsors of post-retirement medical plans that provide prescription drug coverage.

In May 2004 the FASB issued FSP 106-2 “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). The Company has applied FSP 106-2 retroactively to the date of enactment. The impact of adopting FSP 106-2 resulted in a reduction in the Company’s accumulated projected benefit obligation (“APBO”) of $15.5 million for the full year 2004 and a reduction of $0.7 million for net periodic pension cost for both the three and six months ended June 30, 2004. The Company’s actuaries have determined the plan is actuarially equivalent. The Company is currently evaluating the expected gross receipts to be received from the subsidy; no subsidies have been received as of June 30, 2004.

6.	Refinery Restructuring and Other Charges

During the three months ended June 30, 2004, the Company recorded refinery restructuring and other charges of $4.7 million. The charges include $3.3 million related to the St. Louis administrative office closure and $1.4 million related to expenses associated with safety and environmental matters at closed refineries. During the six months ended June 30, 2004, the Company recorded refinery restructuring and other charges of $9.3 million. The charges include $7.3 million related to the St. Louis administrative office closure and $2.0 million related to expenses associated with safety and environmental matters at closed refineries.

During the three months ended June 30, 2003, the Company recorded refinery restructuring and other charges of $0.7 million related to the Company’s plans to close the St. Louis administrative office. During the six months ended June 30, 2003, the Company recorded refinery restructuring and other charges of $15.7 million. The six month charge also included a $1.6 million reversal in restructuring charges related to the administrative restructuring which began in 2002 and a $16.6 million charge related to the then potential sale of certain Hartford refinery assets.

Below are further discussions of the Hartford refinery asset sale and the administrative function restructuring.

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

Administrative Restructuring. In 2002, the Company began a restructuring of its administrative functions, and at that time the elimination of certain positions in the St. Louis office was scheduled for early 2003. As a result of the Memphis refinery acquisition in early 2003, the number of positions to be eliminated at the St. Louis office was reduced by 25 and the Company recorded a reduction in the restructuring liability of $1.6 million in the first quarter of 2003. In May 2003, the Company announced that it would be closing the St. Louis office and moving the administrative functions to the Connecticut office over the next twelve months. The severance related costs were amortized over the remaining service period of the affected employees and the other costs, such as training, relocation, and the movement of physical assets, are expensed as incurred.

The following table summarizes the expected expenses associated with the administrative restructuring and provides a reconciliation of the administrative restructuring liability as of June 30, 2004

	Severance	Other Costs	Total Costs
Summary of Restructuring Expenses:
Expected total restructuring expenses	$5.9	$10.5	$16.4
Expenses recorded for the six months ended June 30, 2004	0.9	6.4	7.3
Cumulative expenses recorded to date	5.9	10.5	16.4
Liability Activity:
Beginning balance, December 31, 2003	5.2	—	5.2
Expenses recorded for the six months ended June 30, 2004	0.9	6.4	7.3
Cash outflows	(4.7)	(6.4)	(11.1)

Ending balance, June 30, 2004	$1.4	$—	$1.4

7.	Interest and Finance Expense

Interest and finance expense included in the Company’s statements of operations consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest expense	$38.3	$31.4	$71.2	$58.2
Financing costs	2.2	2.3	4.3	4.7
Capitalized interest	(5.2)	(3.3)	(8.9)	(5.6)

	$35.3	$30.4	$66.6	$57.3

PRG’s interest and finance expense included in the statements of operations was $34.8 million and $65.9 million for the three and six months ended June 30, 2004, respectively and is the same as Premcor Inc.’s interest expense, except that it excludes interest expense on the $10.2 million of capital lease obligations (see Note 9). PRG’s interest and finance expense included in the statements of operations was $29.9 million and $56.1 million for the three and six months ended June 30, 2003, respectively and is the same as Premcor Inc.’s interest expense, except that it excludes interest expense on the $10.3 million of capital lease obligations (see Note 9).

The Company paid cash for interest for the three months ended June 30, 2004 and 2003 of $13.2 million and $13.1 million, respectively. The Company paid cash for interest for the six months ended June 30, 2004 and 2003 of $59.2 million and $38.2 million, respectively. PRG paid cash for interest for the three months ended June 30, 2004 and 2003 of $12.8 million and $12.7 million, respectively. PRG paid cash for interest for the six months ended June 30, 2004 and 2003 of $58.6 million and $35.8 million, respectively.

8.	Credit Facility

On April 13, 2004, PRG completed a new $1 billion senior secured revolving credit facility, maturing in April 2009, to replace its existing $785 million credit facility. The facility is used primarily to secure crude oil purchase obligations for the Company’s refinery operations and to provide for other working capital needs. The revolving credit facility allows for the issuance of letters of credit and direct borrowings, individually or collectively, up to the lesser of $1 billion or the amount available under a defined borrowing base. The borrowing base includes, among other items, eligible cash and cash equivalents, eligible investments, eligible receivables, and eligible petroleum inventories. The revolving credit facility also allows for an overall increase in the principal amount of the facility of up to $250 million under certain circumstances. The revolving credit facility is secured by a lien on substantially all of PRG’s cash and cash equivalents, receivables, crude oil and refined product inventories and intellectual property and is guaranteed by Premcor Inc. The collateral also includes the capital stock of Sabine River Holding Corp. (“Sabine”) and certain other subsidiaries and certain PACC inventory. PRG’s borrowings under this facility bear interest at a rate based on the highest of three U.S. based rate formulas, or the Eurodollar rate plus a defined margin.

The covenants and conditions under this new credit agreement are generally less restrictive than the covenants contained in the agreement governing PRG’s terminated $785 million facility. The new credit agreement contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments, restricted payments as defined, and the sale of assets. The covenants also provide that in the event PRG does not maintain certain availability within the facility, additional restrictions and a cumulative cash flow test will apply. PRG was in compliance with these covenants as of June 30, 2004.

As of June 30, 2004, the borrowing base for the new credit facility was $1,534.5 million, with $404.0 million of the facility utilized for letters of credit. As of December 31, 2003, the borrowing base for the old credit facility was $1,348.9 million with $602.1 million of the facility utilized for letters of credit. There were no direct borrowings under the applicable credit facilities as of June 30, 2004 or December 31, 2003.

9.	Long-term Debt

Long-term debt consisted of the following:

	June 30, 2004	December 31, 2003
12½% Senior Notes due January 15, 2009 (“12 ½% Senior Notes”) (1)	$211.9	$221.8
9¼% Senior Notes due February 1, 2010 (“9¼% Senior Notes”) (2)	175.0	175.0
6¾% Senior Notes due February 1, 2011 (“6¾% 2011 Senior Notes”) (2)	210.0	210.0
6 1/8% Senior Notes due February 1, 2011 (“6 1/8% Senior Notes”) (2)	200.0	—
7 ¾% Senior Subordinated Notes due February 1, 2012 (“7 ¾% Senior Subordinated Notes”) (2)	175.0	175.0
9½% Senior Notes due February 1, 2013 (“9½% Senior Notes”) (2)	350.0	350.0
6 3/4% Senior Notes due February 1, 2014 (“6 3/4% 2014 Senior Notes”) (2)	200.0	—
7½% Senior Notes due June 15, 2015 (“7½% Senior Notes”) (2)	300.0	300.0
Ohio Water Development Authority Environmental Facilities Revenue Bonds due December 1, 2031 (“Series 2001 Ohio Bonds”) (2)	10.0	10.0
Obligation under capital leases (3)	10.2	10.3

	1,842.1	1,452.1
Less current portion	(30.9)	(26.1)

Total long-term debt at Premcor Inc.	$1,811.2	$1,426.0

(1)	Issued or borrowed by Port Arthur Finance Corp., a subsidiary of PACC

(2)	Issued or borrowed by stand-alone PRG

(3)	Assumed by The Premcor Pipeline Co., a subsidiary of Premcor USA Inc.

On April 23, 2004, PRG completed an offering of $400 million in senior notes, of which $200 million, due in 2011, bear interest at 6 1/8% per annum and $200 million, due in 2014, bear interest at 6¾% per annum. A portion of the proceeds was used to purchase the Delaware City refining complex. The senior notes are unsecured. Premcor Inc. has fully and unconditionally guaranteed the principal payments on these senior notes and any applicable premiums and interest.

PRG’s long-term debt, including current maturities, as of June 30, 2004 was $1,831.9 million and is the same as Premcor Inc.’s long-term debt as noted in the table above except that it excludes the $10.2 million of capital lease obligations. The Premcor Pipeline Co. assumed these lease obligations as part of the Memphis acquisition. PRG’s long-term debt, including current maturities, as of December 31, 2003 was $1,441.8 million and is the same as Premcor Inc.’s long-term debt as noted in the table above except that it excludes the $10.3 million of capital lease obligations.

10.	Stockholders’ Equity

On April 23, 2004, Premcor Inc. completed a public offering of 14,950,000 shares of common stock, which included 1,950,000 shares related to the overallotment option, which was exercised by the underwriter. The shares were issued at a price of $34.00 per share and the company received proceeds, net of underwriter’s discount and commissions, of $490 million. A portion of the proceeds was used to purchase the Delaware City refinery complex, which is discussed in Note 2. Stockholders’ equity also reflected the receipt of proceeds from the exercise of stock options.

11.	Income Taxes

Our effective tax rate was 38.1% for the six months ended June 30, 2004 as compared to 33.8% in 2003. Our subsidiaries are subject to different statutory tax rates. These differing tax rates and the differing amount of taxable income or loss recognized by each subsidiary impact our consolidated effective tax rate. The increase in our 2004 consolidated effective tax rate as compared to 2003 resulted from a lower percentage of our 2004 consolidated income being recognized by Sabine, which has a lower effective tax rate than other subsidiaries.

The Company made net cash income tax payments of $2.3 million for both the three and six months ended June 30, 2004. The Company made net cash income tax payments of $2.3 million for both the three and six months ended June 30, 2003. PRG made net cash income tax payments of $0.1 million for both the three and six months ended June 30, 2004. PRG made net cash income tax payments of $0.2 million for both the three and six months ended June 30, 2003.

For federal income tax purposes, the Company has incurred, as a result of the April 2004 equity offering, a stock ownership change of more than 50%, determined over the preceding three-year period. Under federal tax law, the more than 50% stock ownership change has resulted in an annual limitation being placed on the amount of regular and alternative minimum tax net operating losses, and certain other losses and tax credits (collectively “tax attributes”) that may be utilized in any given year. Accordingly, the Company’s ability to utilize tax attributes could be affected in both timing and amount. However, management believes such annual limitation will not restrict the Company’s ability to significantly utilize its tax attributes over the applicable carryforward periods. Therefore, at this time, the Company does not anticipate the need for an additional valuation allowance as a result of this more than 50% stock ownership change.

12.	Discontinued Operations

In connection with the 1999 sale of PRG’s retail assets to Clark Retail Enterprises, Inc. (“CRE”), PRG assigned certain leases and subleases of retail stores to CRE. Subject to certain defenses, PRG remained jointly and severally liable for CRE’s obligations under approximately 150 of these leases, including payment of rent and taxes. PRG may also be contingently liable for environmental obligations at these sites. In 2002, CRE and its parent company, Clark Retail Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 2003, through the bankruptcy hearings, PRG, subject to certain defenses, became primarily obligated for approximately 36 of the previously assigned leases. For the three and six months ended June 30, 2004, PRG recorded an after-tax charge of $1.5 million and $1.8 million, respectively. These charges represent the estimated net present value of its remaining liability under additional leases that had been rejected as of June 30, 2004, net of estimated sublease income, and other direct costs. For the three and six months ended June 30, 2003, PRG recorded an after-tax charge of $2.2 million and $6.5 million, respectively representing the estimated net present value of its remaining liability under the leases that had been rejected as of June 30, 2003, net of estimated sublease income, and other direct costs. The following table reconciles the activity and balance of the liability for the lease obligations as well as the Company’s environmental liability for previously owned and leased retail sites:

	Lease Obligations	Environmental Obligations of Previously Owned and Leased Sites	Total Discontinued Operations
Beginning balance, December 31, 2003	$7.4	$21.2	$28.6
Accretion and other expenses	2.9	—	2.9
Net cash outlays	(3.3)	0.9	(2.4)

Ending balance, June 30, 2004	$7.0	$22.1	$29.1

The primary obligation under a majority of the non-rejected leases and subleases was transferred in a CRE bankruptcy sale process to various unrelated third parties; however, the Company may remain jointly and severally liable on the assigned leases. In July 2004, the CRE bankruptcy estate was liquidated and the case dismissed.

13.	Earnings per Share

The common stock shares used to compute the Company’s basic and diluted earnings per share was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	85.4	74.1	79.8	71.5
Dilutive effect of stock options	1.9	0.7	1.7	0.7

Weighted average common shares outstanding, assuming dilution	87.3	74.8	81.5	72.2

Outstanding stock options totaling 3.8 million (2003 – 3.9 million) and 3.8 million (2003 – 3.7 million) common shares for the three and six month periods ended June 30, 2004, respectively, were excluded from the diluted earnings per share calculation because they did not have a dilutive effect under the treasury stock method. In addition, outstanding stock options totaling 0.1 million (2003 – 0.6 million) and 0.1 million (2003 – 0.5 million) common shares for the three and six month periods ended June 30, 2004, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

14.	Consolidating Financial Statements of PRG as Co-guarantor of PAFC’s Senior Notes

Presented below are the PRG condensed consolidating balance sheets, statements of operations, and cash flows as required by Rule 3-10 of the Securities Exchange Act of 1934, as amended. PRG along with PACC, Sabine, and various other subsidiaries of Sabine are full and unconditional guarantors of Port Arthur Finance Corp’s (“PAFC”) 12½% Senior Notes. Sabine indirectly owns PACC through its 100% ownership of PACC’s general and limited partners. PAFC is a wholly owned subsidiary of PACC. Under Rule 3-10, the condensed consolidating balance sheets, statements of operations, and cash flows presented below meet the requirements for financial statements of the issuer and each guarantor of the notes since the issuer and guarantors are all direct or indirect wholly owned subsidiaries of PRG, and all guarantees are full and unconditional on a joint and several basis.

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$364.6	$—	$—	$—	$364.6
Cash restricted for debt service	—	—	69.8	—	69.8
Short-term investments	1.7	—	—	—	1.7
Accounts receivable	495.8	—	1.2	(0.8)	496.2
Receivable from affiliates	103.9	43.6	—	(125.3)	22.2
Inventories	772.9	—	28.1	—	801.0
Prepaid expenses and other	125.4	—	3.8	—	129.2
Deferred income taxes	13.7	—	0.1	—	13.8

Total current assets	1,878.0	43.6	103.0	(126.1)	1,898.5

PROPERTY, PLANT AND EQUIPMENT, NET	1,981.6	—	592.5	—	2,574.1
DEFERRED INCOME TAXES	15.4	—	—	(15.4)	—
INVESTMENT IN AFFILIATES	242.1	—	—	(242.1)	—
GOODWILL	27.6	—	—	—	27.6
OTHER ASSETS	154.7	—	13.2	—	167.9
NOTE RECEIVABLE FROM AFFILIATE	—	194.8	—	(194.8)	—

	$4,299.4	$238.4	$708.7	$(578.4)	$4,668.1

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$559.0	$—	$44.9	$—	$603.9
Payable to affiliates	30.5	—	136.2	(94.8)	71.9
Accrued expenses and other	154.5	13.0	1.5	(0.9)	168.1
Accrued taxes other than income	63.9	—	3.3	—	67.2
Current portion of long-term debt	—	30.6	—	—	30.6
Current portion of notes payable to affiliate	—	—	30.6	(30.6)	—

Total current liabilities	807.9	43.6	216.5	(126.3)	941.7

LONG-TERM DEBT	1,620.0	194.8		(13.5)	1,801.3
DEFERRED INCOME TAXES	77.4	—	68.1	(15.5)	130.0
OTHER LONG-TERM LIABILITIES	180.9	—	1.0	—	181.9
NOTE PAYABLE TO AFFILIATE	—	—	194.8	(194.8)	—
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

COMMON STOCKHOLDER’S EQUITY:
Common stock	—	—	—	—	—
Paid-in capital	1,227.3	—	206.0	(206.0)	1,227.3
Retained earnings	385.9	—	22.3	(22.3)	385.9

Total common stockholder’s equity	1,613.2	—	228.3	(228.3)	1,613.2

	$4,299.4	$238.4	$708.7	$(578.4)	$4,668.1

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$3,599.8	$—	$639.9	$(666.7)	$3,573.0
Equity in earnings of affiliates	23.1	—	—	(23.1)	—

Expenses
Cost of sales	3,163.2	—	531.1	(657.8)	3,036.5
Operating expenses	146.3	—	59.0	(8.9)	196.4
General and administrative expenses	37.5	—	0.9	—	38.4
Stock-based compensation	4.9	—	—	—	4.9
Depreciation	18.2	—	5.5	—	23.7
Amortization	12.7	—	0.2	—	12.9
Refinery restructuring and other charges	4.7	—	—	—	4.7

	3,387.5	—	596.7	(666.7)	3,317.5
Operating income	235.4	—	43.2	(23.1)	255.5
Interest and finance expense	(27.4)	(7.0)	(7.8)	7.4	(34.8)
Loss on extinguishment of debt	(3.6)	—	—	—	(3.6)
Interest income	1.6	7.0	0.1	(7.4)	1.3

Income from continuing operations before income taxes	206.0	—	35.5	(23.1)	218.4
Income tax provision	(71.7)	—	(12.4)	—	(84.1)

Income from continuing operations	134.3	—	23.1	(23.1)	134.3
Loss from discontinued operations, net of tax	(1.5)	—	—	—	(1.5)

Net income	$132.8	$—	$23.1	$(23.1)	$132.8

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$6,172.2	$—	$1,273.3	$(1,321.4)	$6,124.1
Equity in earnings of affiliates	49.4	—	—	(49.4)	—

Expenses
Cost of sales	5,506.8	—	1,070.3	(1,304.2)	5,272.9
Operating expenses	261.5	—	98.3	(17.2)	342.6
General and administrative expenses	53.7	—	1.9	—	55.6
Stock-based compensation	9.8	—	—	—	9.8
Depreciation	30.2	—	11.0	—	41.2
Amortization	28.7	—	0.4	—	29.1
Refinery restructuring and other charges	9.3	—	—	—	9.3

	5,900.0	—	1,181.9	(1,321.4)	5,760.5
Operating income	321.6	—	91.4	(49.4)	363.6
Interest and finance expense	(51.1)	(14.1)	(15.6)	14.9	(65.9)
Loss on extinguishment of debt	(3.6)	—	—	—	(3.6)
Interest income	3.6	14.1	0.2	(14.9)	3.0

Income from continuing operations before income taxes	270.5	—	76.0	(49.4)	297.1
Income tax provision	(86.6)	—	(26.6)	—	(113.2)

Income from continuing operations	183.9	—	49.4	(49.4)	183.9
Loss from discontinued operations, net of tax	(1.8)	—	—	—	(1.8)

Net income	$182.1	$—	$49.4	$(49.4)	$182.1

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$182.1	$—	$49.4	$(49.4)	$182.1
Discontinued operations	1.8	—	—		1.8
Adjustments:
Depreciation	30.2	—	11.0	—	41.2
Amortization	31.6	—	1.5	—	33.1
Deferred income taxes	84.9	—	8.6	(0.1)	93.4
Stock-based compensation	9.8	—	—	—	9.8
Refinery restructuring and other charges	(3.8)	—	—	—	(3.8)
Write-off of deferred financing costs	3.6	—	—	—	3.6
Equity earnings in affiliates	(49.4)	—	—	49.4	—
Other, net	5.1	—	0.2	0.2	5.5
CASH PROVIDED BY (REINVESTED IN) WORKING CAPITAL:
Accounts receivable, prepaid expenses and other	102.2	—	0.8	—	103.0
Inventories	(51.1)	—	(3.3)		(54.4)
Accounts payable, accrued expenses, taxes other than income, and other	(101.9)	(0.5)	(28.8)	0.1	(131.1)
Affiliate receivables and payables	(60.5)	11.0	72.5	(0.1)	22.9
Cash and cash equivalents restricted for debt service	—	—	0.7	—	0.7

Net cash provided by operating activities of continuing operations	184.6	10.5	112.6	0.1	307.8
Net cash used in operating activities of discontinued operations	(2.4)	—	—	—	(2.4)

Net cash provided by operating activities	182.2	10.5	112.6	0.1	305.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(132.2)	—	(1.6)	—	(133.8)
Expenditures for turnaround	(73.6)	—	(0.3)	—	(73.9)
Refinery acquisition expenditures	(874.8)	—	—	—	(874.8)
Maturities of investments	0.6	—	—	(0.6)	—

Net cash used in investing activities	(1,080.0)	—	(1.9)	(0.6)	(1,082.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	400.0	—	—	—	400.0
Long-term debt and capital lease payments	—	(10.5)	—	0.5	(10.0)
Cash and cash equivalent restricted for debt repayment	—	—	(3.9)	—	(3.9)
Capital contributions, net	501.6	—	(106.8)	—	394.8
Deferred financing costs	(16.1)	—	—	—	(16.1)

Net cash provided by financing activities	885.5	(10.5)	(110.7)	0.5	764.8

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12.3)	—	—	—	(12.3)
CASH AND CASH EQUIVALENTS, beginning of period	376.9	—	—	—	376.9

CASH AND CASH EQUIVALENTS, end of period	$364.6	$—	$—	$—	$364.6

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2003

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$376.9	$—	$—	$—	$376.9
Cash restricted for debt service	—	—	66.6	—	66.6
Short-term investments	1.7	—	—	—	1.7
Accounts receivable	623.4	—	0.8	(0.8)	623.4
Receivable from affiliates	77.7	39.3	38.2	(132.7)	22.5
Inventories	605.5	—	24.8	—	630.3
Prepaid expenses and other	88.6	—	4.5	—	93.1

Total current assets	1,773.8	39.3	134.9	(133.5)	1,814.5

PROPERTY, PLANT AND EQUIPMENT, NET	1,113.5	—	602.0	—	1,715.5
DEFERRED INCOME TAXES	36.6	—	—	(36.6)	—
INVESTMENT IN AFFILIATES	300.0	—	—	(300.0)	—
GOODWILL	14.2	—	—	—	14.2
OTHER ASSETS	100.5	—	15.1	—	115.6
NOTE RECEIVABLE FROM AFFILIATE	—	210.1	—	(210.1)	—

	$3,338.6	$249.4	$752.0	$(680.2)	$3,659.8

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$707.1	$—	$72.8	$—	$779.9
Payable to affiliates	64.5	—	91.4	(106.9)	49.0
Accrued expenses and other	114.1	13.5	1.1	(0.8)	127.9
Accrued taxes other than income	49.2	—	4.6	—	53.8
Current portion of long-term debt	—	25.8	—	—	25.8
Current portion of notes payable to affiliate	—	—	25.8	(25.8)	—

Total current liabilities	934.9	39.3	195.7	(133.5)	1,036.4

LONG-TERM DEBT	1,220.0	210.1	—	(14.1)	1,416.0
DEFERRED INCOME TAXES	—	—	59.5	(36.6)	22.9
OTHER LONG-TERM LIABILITIES	157.1	—	0.8	—	157.9
NOTE PAYABLE TO AFFILIATE	—	—	210.1	(210.1)	—
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

COMMON STOCKHOLDER’S EQUITY:
Common stock	—	—	0.1	(0.1)	—
Paid-in capital	822.7	—	206.0	(206.0)	822.7
Retained earnings	203.9	—	79.8	(79.8)	203.9

Total common stockholder’s equity	1,026.6	—	285.9	(285.9)	1,026.6

	$3,338.6	$249.4	$752.0	$(680.2)	$3,659.8

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2003

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$2,257.6	$—	$580.0	$(690.8)	$2,146.8
Equity in earnings of affiliates	43.2	—	—	(43.2)	—

Expenses
Cost of sales	2,109.6	—	456.8	(682.2)	1,884.2
Operating expenses	100.5	—	41.3	(8.6)	133.2
General and administrative expenses	14.7	—	0.9	—	15.6
Stock-based compensation	4.4	—	—	—	4.4
Depreciation	10.2	—	5.5	—	15.7
Amortization	9.1	—	—	—	9.1
Refinery restructuring and other charges	0.7	—	—	—	0.7

	2,249.2	—	504.5	(690.8)	2,062.9
Operating income	51.6	—	75.5	(43.2)	83.9
Interest and finance expense	(21.6)	(7.7)	(8.6)	8.0	(29.9)
Loss on extinguishment of debt	(2.7)	—	(0.7)	—	(3.4)
Interest income	1.5	7.7	0.3	(8.0)	1.5

Income from continuing operations before income taxes	28.8	—	66.5	(43.2)	52.1
Income tax provision	5.5	—	(23.3)	—	(17.8)

Income from continuing operations	34.3	—	43.2	(43.2)	34.3
Loss from discontinued operations, net of tax	(2.2)	—	—	—	(2.2)

Net income	$32.1	$—	$43.2	$(43.2)	$32.1

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2003

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$4,364.0	$—	$1,284.3	$(1,533.1)	$4,115.2
Equity in earnings of affiliates	105.5	—	—	(105.5)	—

Expenses
Cost of sales	4,094.9	—	1,007.7	(1,516.2)	3,586.4
Operating expenses	182.9	—	83.9	(16.9)	249.9
General and administrative expenses	25.4	—	1.9	—	27.3
Stock-based compensation	8.7	—	—	—	8.7
Depreciation	19.3	—	10.9	—	30.2
Amortization	18.6	—	—	—	18.6
Refinery restructuring and other charges	15.7	—	—	—	15.7

	4,365.5	—	1,104.4	(1,533.1)	3,936.8
Operating income	104.0	—	179.9	(105.5)	178.4
Interest and finance expense	(39.1)	(15.4)	(17.3)	15.7	(56.1)
Loss on extinguishment of debt	(7.4)	—	(0.7)	—	(8.1)
Interest income	2.5	15.4	0.4	(15.7)	2.6

Income from continuing operations before income taxes	60.0	—	162.3	(105.5)	116.8
Income tax provision	17.4	—	(56.8)	—	(39.4)

Income from continuing operations	77.4	—	105.5	(105.5)	77.4
Loss from discontinued operations, net of tax	(6.5)	—	—	—	(6.5)

Net income	$70.9	$—	$105.5	$(105.5)	$70.9

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2003

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70.9	$—	$105.5	$(105.5)	$70.9
Discontinued operations	6.5	—	—	—	6.5
Adjustments:
Depreciation	19.3	—	10.9	—	30.2
Amortization	21.4	—	1.9	—	23.3
Deferred income taxes	22.5	—	10.5	—	33.0
Stock-based compensation	8.7	—		—	8.7
Refinery restructuring and other charges	13.6	—	—	—	13.6
Write-off of deferred financing costs	4.7	—	0.7	—	5.4
Equity earnings in affiliates	(105.5)	—	—	105.5	—
Other, net	6.5	0.1	0.3	—	6.9
CASH PROVIDED BY (REINVESTED IN) WORKING CAPITAL:
Accounts receivable, prepaid expenses and other	(167.3)	—	(3.4)	0.8	(169.9)
Inventories	(113.5)	—	(16.4)	—	(129.9)
Accounts payable, accrued expenses, taxes
other than income, and other	129.2	(0.2)	(2.3)	(0.8)	125.9
Affiliate receivables and payables	(80.2)	4.5	78.9	—	3.2
Cash and cash equivalents restricted for debt service	—	—	(0.3)	—	(0.3)

Net cash provided by (used in) operating activities of continuing operations	(163.2)	4.4	186.3	—	27.5
Net cash used in operating activities of discontinued operations	(3.1)	—	—	—	(3.1)

Net cash provided by (used in) operating activities	(166.3)	4.4	186.3	—	24.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(56.8)	—	(3.9)	—	(60.7)
Expenditures for turnaround	(9.1)	—	(0.4)	—	(9.5)
Refinery acquisition expenditures	(474.8)	—	—		(474.8)
Purchase of investments	(14.7)	—	—	14.7	—
Cash and cash equivalents restricted for investment in capital additions	2.6	—	(2.4)	—	0.2

Net cash used in investing activities	(552.8)	—	(6.7)	14.7	(544.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	825.0	—			825.0
Long-term debt and capital lease payments	(240.3)	(4.4)	—	(14.7)	(259.4)
Cash and cash equivalent restricted for debt repayment	—	—	(4.9)	—	(4.9)
Capital contributions, net	438.0		(174.7)		263.3
Deferred financing costs	(25.3)	—	—	—	(25.3)

Net cash provided by financing activities	997.4	(4.4)	(179.6)	(14.7)	798.7

NET INCREASE IN CASH AND CASH EQUIVALENTS	278.3	—	—	—	278.3
CASH AND CASH EQUIVALENTS, beginning of period	119.7	—	—	—	119.7

CASH AND CASH EQUIVALENTS, end of period	$398.0	$—	$—	$—	$398.0

15.	Consolidating Financial Statements of Premcor Inc. as Guarantor of PRG’s Senior Notes

Presented below are the Premcor Inc. condensed consolidating balance sheets, statements of operations, and cash flows as required by Rule 3-10 of the Securities Exchange Act of 1934, as amended. Premcor Inc. is a full and unconditional guarantor of PRG’s 6 1/8% 2011 Senior Notes and 6¾% 2014 Senior Notes. Premcor Inc. indirectly owns PRG through its 100% ownership of Premcor USA. PRG is a wholly owned subsidiary of Premcor USA. Under Rule 3-10, the condensed consolidating balance sheets, statements of operations, and cash flows presented below meet the requirements for financial statements of the issuer and the guarantor of the notes, and all guarantees are full and unconditional on a joint and several basis.

Premcor Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$137.9	$364.6	$2.3	$—	$504.8
Cash restricted for debt service	—	69.8	—	—	69.8
Short-term investments	—	1.7	5.3	—	7.0
Accounts receivable	0.1	496.2	0.6	—	496.9
Receivable from affiliates	120.4	22.2	47.4	(190.0)	—
Inventories	—	801.0	—	—	801.0
Prepaid expenses and other	—	129.2	4.5	(4.7)	129.0
Deferred income taxes	—	13.8	6.2	(0.2)	19.8

Total current assets	258.4	1,898.5	66.3	(194.9)	2,028.3

PROPERTY, PLANT AND EQUIPMENT, NET	—	2,574.1	23.8	—	2,597.9
INVESTMENT IN AFFILIATES	1,684.6	—	1,572.0	(3,256.6)	—
GOODWILL	—	27.6	—	—	27.6
OTHER ASSETS	—	167.9	0.1	—	168.0

	$1,943.0	$4,668.1	$1,662.2	$(3,451.5)	$4,821.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$603.9	$—	$—	$603.9
Payable to affiliates	106.0	71.9	12.1	(190.0)	—
Accrued expenses and other	5.8	168.1	4.5	(5.0)	173.4
Accrued taxes other than income	—	67.2	—	—	67.2
Current portion of long-term debt	—	30.6	0.3	—	30.9

Total current liabilities	111.8	941.7	16.9	(195.0)	875.4

LONG-TERM DEBT	—	1,801.3	9.9	—	1,811.2
DEFERRED INCOME TAXES	—	130.0	(7.7)	(0.2)	122.1
OTHER LONG-TERM LIABILITIES	—	181.9	—	—	181.9
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

COMMON STOCKHOLDERS’ EQUITY:
Common stock	0.9	—	0.1	(0.1)	0.9
Paid-in capital	1,689.4	1,227.3	1,487.4	(2,714.7)	1,689.4
Retained earnings	140.9	385.9	155.6	(541.5)	140.9

Total common stockholders’ equity	1,831.2	1,613.2	1,643.1	(3,256.3)	1,831.2

	$1,943.0	$4,668.1	$1,662.2	$(3,451.5)	$4,821.8

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
Net sales and operating revenues	$—	$3,573.0	$3.9	$(3.2)	$3,573.7
Equity in earnings of affiliates	133.2	—	133.2	(266.4)	—

Expenses
Cost of sales	—	3,036.5	—	(1.8)	3,034.7
Operating expenses	—	196.4	2.4	(1.3)	197.5
General and administrative expenses	—	38.4	0.2	(0.3)	38.3
Stock-based compensation	—	4.9	—	—	4.9
Depreciation	—	23.7	0.2	—	23.9
Amortization	—	12.9	—	—	12.9
Refinery restructuring and other charges	—	4.7	—	—	4.7

	—	3,317.5	2.8	(3.4)	3,316.9
Operating income	133.2	255.5	134.3	(266.2)	256.8
Interest and finance expense	(0.1)	(34.8)	(0.4)	—	(35.3)
Loss on extinguishment of debt	—	(3.6)	—	—	(3.6)
Interest income	0.5	1.3	—	(0.2)	1.6

Income from continuing operations before income taxes	133.6	218.4	133.9	(266.4)	219.5
Income tax provision	(0.1)	(84.1)	(0.3)	—	(84.5)

Income from continuing operations	133.5	134.3	133.6	(266.4)	135.0
Loss from discontinued operations, net of tax	—	(1.5)	—	—	(1.5)

Net income	$133.5	$132.8	$133.6	$(266.4)	$133.5

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
Net sales and operating revenues	$—	$6,124.1	$7.7	$(6.4)	$6,125.4
Equity in earnings of affiliates	183.0	—	183.0	(366.0)	—

Expenses
Cost of sales	—	5,272.9	—	(3.7)	5,269.2
Operating expenses	—	342.6	4.7	(2.8)	344.5
General and administrative expenses	0.1	55.6	0.2		55.9
Stock-based compensation	—	9.8	—	—	9.8
Depreciation	—	41.2	0.6	—	41.8
Amortization	—	29.1	—	—	29.1
Refinery restructuring and other charges	—	9.3	—	—	9.3

	0.1	5,760.5	5.5	(6.5)	5,759.6
Operating income	182.9	363.6	185.2	(365.9)	365.8
Interest and finance expense	(0.3)	(65.9)	(0.7)	0.3	(66.6)
Loss on extinguishment of debt	—	(3.6)	—	—	(3.6)
Interest income	0.7	3.0	—	(0.4)	3.3

Income from continuing operations before income taxes	183.3	297.1	184.5	(366.0)	298.9
Income tax provision	(0.1)	(113.2)	(0.6)	—	(113.9)

Income from continuing operations	183.2	183.9	183.9	(366.0)	185.0
Loss from discontinued operations, net of tax	—	(1.8)	—	—	(1.8)

Net income	$183.2	$182.1	$183.9	$(366.0)	$183.2

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183.2	$182.1	$183.9	$(366.0)	$183.2
Discontinued operations	—	1.8	—	—	1.8
Adjustments:
Depreciation	—	41.2	0.6	—	41.8
Amortization	—	33.1	0.3	—	33.4
Deferred income taxes	0.1	93.4	8.3	(0.1)	101.7
Stock-based compensation	—	9.8	—	—	9.8
Refinery restructuring and other charges	—	(3.8)	—	—	(3.8)
Write-off of deferred financing costs	—	3.6	—	—	3.6
Equity earnings in affiliates	(183.0)	—	(183.0)	366.0	—
Other, net	(0.4)	5.5	1.1	0.3	6.5
CASH PROVIDED BY (REINVESTED IN) WORKING CAPITAL :
Accounts receivable, prepaid expenses and other	2.2	103.0	(1.3)	(1.4)	102.5
Inventories	—	(54.4)	—	—	(54.4)
Accounts payable, accrued expenses, taxes
other than income, and other	5.8	(131.1)	(1.5)	1.2	(125.6)
Affiliate receivables and payables	(16.4)	22.9	(6.5)	—	—
Cash and cash equivalents restricted for debt service	—	0.7	—	—	0.7

Net cash provided by (used in) operating activities of continuing operations	(8.5)	307.8	1.9	—	301.2
Net cash used in operating activities of discontinued operations	—	(2.4)	—	—	(2.4)

Net cash provided by (used in) operating activities	(8.5)	305.4	1.9	—	298.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	—	(133.8)	(0.1)	—	(133.9)
Expenditures for turnaround	—	(73.9)	—	—	(73.9)
Refinery acquisition expenditures	—	(874.8)	—	—	(874.8)
Purchases of short-term investments	—	—	(1.1)	—	(1.1)

Net cash used in investing activities	—	(1,082.5)	(1.2)	—	(1,083.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	400.0	—	—	400.0
Proceeds from issuance of common stock	493.0	—	—	—	493.0
Long-term debt and capital lease payments	—	(10.0)	—	—	(10.0)
Cash and cash equivalent restricted for debt repayment	—	(3.9)	—	—	(3.9)
Capital contributions, net	(394.6)	394.8	(0.2)	—	—
Deferred financing costs	—	(16.1)	—	—	(16.1)

Net cash provided by financing activities	98.4	764.8	(0.2)	—	863.0

NET INCREASE IN CASH AND CASH EQUIVALENTS	89.9	(12.3)	0.5	—	78.1
CASH AND CASH EQUIVALENTS, beginning of period	48.0	376.9	1.8	—	426.7

CASH AND CASH EQUIVALENTS, end of period	$137.9	$364.6	$2.3	$—	$504.8

Premcor Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2003

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48.0	$376.9	$1.8	$—	$426.7
Cash restricted for debt service	—	66.6	—	—	66.6
Short-term investments	—	1.7	4.2	—	5.9
Accounts receivable	—	623.4	0.1	—	623.5
Receivable from affiliates	99.0	22.5	43.8	(165.3)	—
Inventories	—	630.3	—	—	630.3
Prepaid expenses and other	—	93.1	3.5	(3.9)	92.7
Income tax receivable	2.3	—	—	(2.3)	—

Total current assets	149.3	1,814.5	53.4	(171.5)	1,845.7

PROPERTY, PLANT AND EQUIPMENT, NET	—	1,715.5	24.3	—	1,739.8
INVESTMENT IN AFFILIATES	1,096.8	—	994.6	(2,091.4)	—
GOODWILL	—	14.2	—	—	14.2
OTHER ASSETS	—	115.6	—	—	115.6

	$1,246.1	$3,659.8	$1,072.3	$(2,262.9)	$3,715.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$—	$779.9	$—	$—	$779.9
Payable to affiliates	92.1	49.0	15.3	(156.4)	—
Accrued expenses and other	—	127.9	4.1	(6.2)	125.8
Accrued taxes other than income	—	53.8	—	—	53.8
Current portion of long-term debt	—	25.8	0.3	—	26.1
Current portion of notes payable to affiliate	8.9	—	—	(8.9)	—

Total current liabilities	101.0	1,036.4	19.7	(171.5)	985.6

LONG-TERM DEBT	—	1,416.0	10.0	—	1,426.0
DEFERRED INCOME TAXES	(0.1)	22.9	(22.2)	—	0.6
OTHER LONG-TERM LIABILITIES	—	157.9	—	—	157.9
COMMITMENTS AND CONTINGENCIES	—	—	—	—	—

COMMON STOCKHOLDERS’ EQUITY:
Common stock	0.7	—	0.1	(0.1)	0.7
Paid-in capital	1,186.8	822.7	1,093.1	(1,915.8)	1,186.8
Retained earnings	(42.3)	203.9	(28.4)	(175.5)	(42.3)

Total common stockholders’ equity	1,145.2	1,026.6	1,064.8	(2,091.4)	1,145.2

	$1,246.1	$3,659.8	$1,072.3	$(2,262.9)	$3,715.3

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2003

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
Net sales and operating revenues	$—	$2,146.8	$3.7	$(3.1)	$2,147.4
Equity in earnings of affiliates	32.4	—	32.5	(64.9)	—

Expenses
Cost of sales	—	1,884.2	—	(2.1)	1,882.1
Operating expenses	—	133.2	2.3	(1.1)	134.4
General and administrative expenses	0.1	15.6	—	—	15.7
Stock-based compensation	—	4.4	—	—	4.4
Depreciation	—	15.7	0.3	—	16.0
Amortization	—	9.1	—	—	9.1
Refinery restructuring and other charges	—	0.7	—	—	0.7

	0.1	2,062.9	2.6	(3.2)	2,062.4
Operating income	32.3	83.9	33.6	(64.8)	85.0
Interest and finance expense	(0.2)	(29.9)	(0.5)	0.2	(30.4)
Loss on extinguishment of debt	—	(3.4)	—	—	(3.4)
Interest income	0.1	1.5	—	(0.3)	1.3

Income from continuing operations before income taxes	32.2	52.1	33.1	(64.9)	52.5
Income tax provision	0.1	(17.8)	(0.3)	—	(18.0)

Income from continuing operations	32.3	34.3	32.8	(64.9)	34.5
Loss from discontinued operations, net of tax	—	(2.2)	—	—	(2.2)

Net income	$32.3	$32.1	$32.8	$(64.9)	$32.3

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2003

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
Net sales and operating revenues	$—	$4,115.2	$5.7	$(4.6)	$4,116.3
Equity in earnings of affiliates	69.7	—	71.7	(141.4)	—

Expenses
Cost of sales	—	3,586.4	—	(2.8)	3,583.6
Operating expenses	—	249.9	3.6	(1.9)	251.6
General and administrative expenses	0.1	27.3	—	—	27.4
Stock-based compensation	—	8.7	—	—	8.7
Depreciation	—	30.2	0.4	—	30.6
Amortization	—	18.6	—	—	18.6
Refinery restructuring and other charges	—	15.7	—	—	15.7

	0.1	3,936.8	4.0	(4.7)	3,936.2
Operating income	69.6	178.4	73.4	(141.3)	180.1
Interest and finance expense	(0.4)	(56.1)	(1.2)	0.4	(57.3)
Loss on extinguishment of debt	—	(8.1)	(2.3)	—	(10.4)
Interest income	0.7	2.6	0.1	(0.5)	2.9

Income from continuing operations before income taxes	69.9	116.8	70.0	(141.4)	115.3
Income tax provision	(0.1)	(39.4)	0.5	—	(39.0)

Income from continuing operations	69.8	77.4	70.5	(141.4)	76.3
Loss from discontinued operations, net of tax	—	(6.5)	—	—	(6.5)

Net income	$69.8	$70.9	$70.5	$(141.4)	$69.8

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2003

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69.8	$70.9	$70.5	$(141.4)	$69.8
Discontinued operations	—	6.5	—	—	6.5
Adjustments:
Depreciation	—	30.2	0.4	—	30.6
Amortization	—	23.3	—	—	23.3
Deferred income taxes	—	33.0	4.7	—	37.7
Stock-based compensation	—	8.7	—	—	8.7
Refinery restructuring and other charges	—	13.6	—	—	13.6
Write-off of deferred financing costs	—	5.4	—	—	5.4
Equity earnings in affiliates	(69.7)	—	(71.7)	141.4	—
Other, net	—	6.9	(0.1)	(0.1)	6.7
CASH PROVIDED BY (REINVESTED IN) WORKING CAPITAL :
Accounts receivable, prepaid expenses and other	0.1	(169.9)	1.0	(1.3)	(170.1)
Inventories	—	(129.9)	—	—	(129.9)
Accounts payable, accrued expenses, taxes other than income, and other	(1.4)	125.9	(2.2)	1.5	123.8
Affiliate receivables and payables	2.2	3.2	(5.3)	(0.1)	—
Cash and cash equivalents restricted for debt service	—	(0.3)	—	—	(0.3)

Net cash provided by (used in) operating activities of continuing operations	1.0	27.5	(2.7)	—	25.8
Net cash used in operating activities of discontinued operations	—	(3.1)	—	—	(3.1)

Net cash provided by (used in) operating activities	1.0	24.4	(2.7)	—	22.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	—	(60.7)	—	—	(60.7)
Expenditures for turnaround	—	(9.5)	—	—	(9.5)
Refinery acquisition expenditures	—	(474.8)	—	—	(474.8)
Purchases of investments	—	—	(1.0)	—	(1.0)
Cash and cash equivalents restricted for investment in capital additions	—	0.2	—	—	0.2

Net cash used in investing activities	—	(544.8)	(1.0)	—	(545.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	825.0	—	—	825.0
Proceeds from issuance of common stock	306.5	—	—	—	306.5
Long-term debt and capital lease payments	—	(259.4)	(40.2)	—	(299.6)
Cash and cash equivalent restricted for debt repayment	—	(4.9)	—	—	(4.9)
Capital contributions, net	(297.5)	263.3	34.2	—	—
Deferred financing costs	—	(25.3)	—	—	(25.3)

Net cash provided for financing activities	9.0	798.7	(6.0)	—	801.7

NET INCREASE IN CASH AND CASH EQUIVALENTS	10.0	278.3	(9.7)	—	278.6
CASH AND CASH EQUIVALENTS, beginning of period	37.3	119.7	10.4	—	167.4

CASH AND CASH EQUIVALENTS, end of period	$47.3	$398.0	$0.7	$—	$446.0

16.	Stock-based Compensation Expense

As of June 30, 2004, the Company had outstanding stock awards granted prior to January 1, 2002 that are accounted for under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. The stock awards granted or modified after January 1, 2002 are being expensed based on the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation. The effect on net income and earnings per share if the fair value based method of SFAS No. 123 had been applied to all outstanding awards in each period as opposed to only the awards granted or modified after January 1, 2002 is not material.

17.	Commitments and Contingencies

Legal and Environmental Liabilities.

As a result of its normal course of business, the closure of two refineries, and continuing obligations related to previously owned retail operations (as disclosed in Note 12), the Company is party to certain legal proceedings and environmental-related obligations. As of June 30, 2004, the Company had accrued a total of approximately $97 million (December 31, 2003—$98 million), on primarily an undiscounted basis, for legal and environmental-related obligations. Should a development in any of theses matters cause a change in our determination as to an unfavorable outcome and results in the need to recognize a material accrual, or should any of these matters results in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s operating results, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Environmental Product Standards

The Environmental Protection Agency, or EPA, has promulgated regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and diesel fuel designed to reduce air emissions from the use of these products. The Company expects to incur in the aggregate approximately $645 million, of which $272 million has been incurred as of June 30, 2004, in order to comply with environmental regulations related to the new stringent sulfur content specifications. Future revisions to the current cost estimates may be necessary as the Company continues to finalize its plans. Information related to the expected expenditures in relation to these new regulations is shown below.

	Total Estimated Expenditures	Total Expenditures Incurred To-Date	Remaining Expenditures at June 30, 2004
Gasoline low sulfur standards	$315	$252	$63
Diesel low sulfur standards	330	20	310

Total	$645	$272	$373

As of June 30, 2004, the Company had outstanding contract commitments of $147 million related to the design and construction activity at the refineries for the gasoline and diesel low sulfur standards compliance.

Long-Term Contracts

PACC has a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos or PEMEX, the Mexican state oil company, which currently supplies approximately 167,000 barrels per day of Maya crude oil to the Port Arthur refinery. Under the terms of this agreement, PACC is obligated to buy Maya crude oil from the affiliate of PEMEX, and the affiliate of PEMEX is obligated to sell Maya crude oil to PACC at market prices.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated. Factors that could materially affect these forward-looking statements include, but are not limited to, changes in:

•	Industry-wide refining margins;

•	Crude oil and other raw material costs, the cost of transportation of crude oil, embargoes, military conflicts between, or internal instability in, one or more oil-producing countries, governmental actions, and other disruptions of our ability to obtain crude oil;

•	The ability of members of the Organization of the Petroleum Exporting Countries (“OPEC”) to agree on and to maintain production controls and crude oil price;

•	Market volatility due to world and regional events;

•	Availability and cost of debt and equity financing;

•	Labor relations;

•	U.S. and world economic conditions;

•	Supply and demand for refined petroleum products;

•	Reliability and efficiency of our operating facilities which are affected by such potential hazards as equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather and other factors which could result in significant unplanned downtime;

•	Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;

•	Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product specifications and characteristics;

•	Natural gas prices, as our refineries purchase and consume significant amounts of natural gas to fuel their operations;

•	Other unpredictable or unknown factors not discussed, including acts of nature, war or terrorism; and

•	Changes in the credit ratings assigned to Premcor Inc.’s subsidiaries’ debt securities or credit facilities.

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

We are an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States. PRG owns and operates four refineries with a combined total throughput capacity of approximately 790,000 barrels per day, or bpd. The refineries are located in Port Arthur, Texas; Memphis, Tennessee; Lima, Ohio; and Delaware City, Delaware. The Delaware City refinery was acquired in May 2004. We sell petroleum products in the Midwest, the Gulf Coast, the Northeastern and the Southeastern United States on an unbranded basis to approximately 1,200 distributors and chain retailers through a combination of our own product distribution system and an extensive third-party owned product distribution system, as well as in the spot market.

Delaware City Refinery Acquisition

Effective May 1, 2004, the Company completed an agreement with Motiva Enterprises LLC (“Motiva”) to purchase its Delaware City refining complex located in Delaware City, Delaware. The Delaware City refinery has a rated crude unit throughput capacity of 180,000 bpd. Also included in the purchase is a 2,400 tons per day petroleum coke gasification unit, a 180 megawatt cogeneration facility, 8.5 million barrels of crude oil, intermediates, blendstock, and product tankage, and a 50,000 bpd truck-loading rack. The purchase price is $800 million ($780 million cash and $20 million assumed liabilities), plus additional petroleum inventories valued at $90 million and approximately $5 million in transaction fees.

The Delaware City refinery is a high-conversion medium and heavy sour crude oil refinery. Major process units include a crude unit, a fluid coking unit, a fluid catalytic cracking unit, a hydrocracking unit with a hydrogen plant, a continuous catalytic reformer, an alkylation unit, and several hydrotreating units. Primary products include regular and premium conventional and reformulated gasoline, low-sulfur diesel, and home heating oil. The refinery’s production is sold in the U.S. Northeast via pipeline, barge, and truck distribution. The refinery’s petroleum coke production is sold to third parties or gasified to fuel the cogeneration facility, which is designed to supply electricity and steam to the refinery as well as outside electrical sales to third parties.

The Company financed the acquisition from a portion of the proceeds from its April 2004 public common stock offering of 14.9 million shares which provided net proceeds of $490 million; from PRG’s $400 million senior notes offering completed April 2004 of which $200 million, due in 2011, bear interest at 6 1/8% per annum and $200 million, due in 2014, bear interest at 6 3/4% per annum; and from available cash. In addition, Motiva will be entitled to receive contingent purchase payments of $25 million per year up to a total of $75 million over a three-year period depending on the amount of crude oil processed at the refinery and the refining margins during that period, and a $25 million payment per year up to a total of $50 million over a two-year period depending on the achievement of certain performance criteria at the gasification facility. Any amount the Company pays to Motiva for the contingent consideration will be recorded as goodwill.

In conjunction with the acquisition of the Delaware City refinery, the Company entered into an agreement, effective May 1, 2004, with Saudi Arabian Oil Company for the supply of approximately 105,000 bpd of crude oil, subject to certain restrictions. The agreement has terms extending to April 30, 2005, with automatic one-year extensions thereafter unless terminated at the option of either party. The crude oil is priced by a market-based formula as defined in the agreement. The Company also entered into a product offtake agreement with Motiva that provides for the delivery by Premcor to Motiva of approximately 95,000 bpd of finished light petroleum products, such as gasoline and heating oil. The agreement was effective May 1, 2004, and the main portion of the offtake agreement has terms extending for six months with automatic renewals until canceled by either party.

For federal income tax purposes, we have incurred, as a result of the April 2004 equity offering, a stock ownership change of more than 50%, determined over the preceding three-year period. Under federal tax law, the more than 50% stock ownership change has resulted in an annual limitation being placed on the amount of regular and alternative minimum tax net operating losses, and certain other losses and tax credits (collectively “tax attributes”) that may be utilized in any given year. Accordingly, our ability to utilize tax attributes could be affected in both timing and amount. However, management believes such annual limitation will not restrict our ability to significantly utilize our tax attributes over the applicable carryforward periods. Therefore, at this time, we do not anticipate the need for an additional valuation allowance as a result of this more than 50% stock ownership change.

Results of Operations

The following tables reflect Premcor Inc.’s financial and operating highlights for the three and six month periods ended June 30, 2004 and 2003.

Financial Results (in millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales and operating revenues	$3,573.7	$2,147.4	$6,125.4	$4,116.3
Cost of sales	3,034.7	1,882.1	5,269.2	3,583.6

Gross margin (1)	539.0	265.3	856.2	532.7
Operating expenses	197.5	134.4	344.5	251.6
General and administrative expenses	38.3	15.7	55.9	27.4
Stock-based compensation	4.9	4.4	9.8	8.7
Depreciation and amortization	36.8	25.1	70.9	49.2
Refinery restructuring and other charges	4.7	0.7	9.3	15.7

Operating income	256.8	85.0	365.8	180.1
Interest and finance expense, net	(33.7)	(29.1)	(63.3)	(54.4)
Loss on extinguishment of debt	(3.6)	(3.4)	(3.6)	(10.4)
Income tax provision	(84.5)	(18.0)	(113.9)	(39.0)

Income from continuing operations	135.0	34.5	185.0	76.3
Loss from discontinued operations, net of tax	(1.5)	(2.2)	(1.8)	(6.5)

Net income available to common stockholders	$133.5	$32.3	$183.2	$69.8

Income from continuing operations per common share:
Basic	$1.58	$0.47	$2.32	$1.07
Diluted	1.55	0.46	2.27	1.06
Weighted average common shares outstanding:
Basic	85.4	74.1	79.8	71.5
Diluted	87.3	74.8	81.5	72.2

(1)	In order to assess our operating performance, we compare our actual gross margin (net sales and operating revenues less cost of sales) to industry gross margin benchmarks, such as the crack spread and crude oil differentials defined in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Market Indicators (dollars per barrel, except as noted)
West Texas Intermediate, or “WTI” (sweet)	$38.31	$29.08	$36.54	$31.60
Crack Spreads:
Gulf Coast 2/1/1	7.18	2.84	6.17	4.18
Chicago 3/2/1	10.85	6.45	8.81	6.44
NYH RFG 3/2/1 (since May 1, 2004)	11.61		11.61
Crude Oil Differentials:
WTI less Maya (heavy sour)	8.73	7.21	9.11	7.42
WTI less Mars (medium sour)	4.91	3.32	4.77	4.10
WTI less WTS (light sour)	2.90	2.27	3.31	2.94
WTI less Dated Brent (foreign)	2.97	3.08	3.15	2.82
Natural Gas (per mmbtu)	6.00	5.58	5.60	5.82

Selected Volumetric and Per Barrel Data (in thousands of bpd, except as noted)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Total throughput by refinery:
Port Arthur	236.5	254.7	225.8	252.9
Lima	125.9	136.1	116.0	133.8
Memphis (1)	157.1	170.2	154.7	112.2
Delaware City (2)	117.3	—	58.7	—

Total throughput	636.8	561.0	555.2	498.9
Total throughput (in millions of barrels)	57.9	51.1	101.0	90.3
Per barrel of total throughput: (in dollars)
Gross margin	$9.30	$5.20	$8.47	$5.90
Operating expenses	3.41	2.63	3.41	2.79

(1)	We acquired the Memphis refinery effective March 3, 2003 and the total throughput for the six months ended June 30, 2003 reflected 120 days of operations averaged over that period. Total throughput averaged 171.2 mbpd during the 120 days of operations in 2003.

(2)	We acquired the Delaware City refinery effective May 1, 2004 and the total throughput for the six months ended June 30, 2004 reflected 61 days of operations averaged over that period. Total throughput averaged 175.1 mbpd during the 61 days of operations in 2004.

	Three months ended June 30, 2004						Three months ended June 30, 2003
Selected Volumetric Data (in thousands of bpd)	Port Arthur	Lima	Memphis	Delaware City (3)	Total	Percent of Total	Port Arthur	Lima	Memphis (2)	Total	Percent of Total
Throughput:
Crude unit throughput	213.6	127.5	140.5	112.5	594.1	93%	245.4	133.6	168.6	547.6	98%
Other throughputs	22.9	(1.6)	16.6	4.8	42.7	7%	9.3	2.5	1.6	13.4	2%

Total throughput	236.5	125.9	157.1	117.3	636.8	100%	254.7	136.1	170.2	561.0	100%

Production:
Light products:
Conventional gasoline	94.9	47.8	68.5	39.8	251.0	39%	84.8	48.5	70.8	204.1	36%
Premium and reformulated gasoline	22.8	20.3	11.2	24.1	78.4	12%	35.2	26.5	14.0	75.7	13%
Diesel fuel	59.2	17.4	40.6	20.9	138.1	21%	91.0	21.5	49.2	161.7	28%
Jet fuel	23.9	19.0	22.8	19.8	85.5	13%	8.5	22.0	25.5	56.0	10%
Other products / blendstocks, net	19.0	16.6	7.1	6.3	49.0	8%	12.0	15.1	6.1	33.2	6%

Total light products	219.8	121.1	150.2	110.9	602.0	93%	231.5	133.6	165.6	530.7	93%
Solid by products / residual oil (1)	28.0	4.4	5.4	9.3	47.1	7%	32.9	4.4	3.9	41.2	7%

Total production	247.8	125.5	155.6	120.2	649.1	100%	264.4	138.0	169.5	571.9	100%

	Six months ended June 30, 2004						Six months ended June 30, 2003
Selected Volumetric Data (in thousands of bpd)	Port Arthur	Lima	Memphis	Delaware City (3)	Total	Percent of Total	Port Arthur	Lima	Memphis (2)	Total	Percent of Total
Throughput:
Crude unit throughput	210.3	116.9	141.9	56.3	525.4	95%	244.9	133.3	110.8	489.0	98%
Other throughputs	15.5	(0.9)	12.8	2.4	29.8	5%	8.0	0.5	1.4	9.9	2%

Total throughput	225.8	116.0	154.7	58.7	555.2	100%	252.9	133.8	112.2	498.9	100%

Production:
Light products:
Conventional gasoline	82.0	50.1	64.7	19.9	216.7	38%	85.3	49.4	46.8	181.5	36%
Premium and reformulated gasoline	22.3	17.5	9.8	12.1	61.7	11%	33.7	27.2	8.6	69.5	14%
Diesel fuel	58.4	16.3	44.9	10.4	130.0	23%	83.4	21.2	32.6	137.2	27%
Jet fuel	22.3	17.6	23.7	9.9	73.5	13%	17.8	21.4	17.2	56.4	11%
Other products / blendstocks, net	24.5	11.1	5.8	3.2	44.6	8%	8.3	11.9	4.4	24.6	5%

Total light products	209.5	112.6	148.9	55.5	526.5	93%	228.5	131.1	109.6	469.2	92%
Solid by products / residual oil (1)	27.1	4.0	5.4	4.7	41.2	7%	33.0	4.2	2.6	39.8	8%

Total production	236.6	116.6	154.3	60.2	567.7	100%	261.5	135.3	112.2	509.0	100%

(1)	Volumes are per barrel equivalents.

(2)	We acquired the Memphis refinery effective March 3, 2003 and the total throughput for the six months ended June 30, 2003 reflected 120 days of operations averaged over that period. Total throughput averaged 171.2 mbpd during the 120 days of operations in 2003.

(3)	We acquired the Delaware City refinery effective May 1, 2004 and the total throughput for the six months ended June 30, 2004 reflected 61 days of operations averaged over that period. Total throughput averaged 175.1 mbpd during the 61 days of operations in 2004.

Three and Six Months Ended June 30, 2004 and 2003

Overview. Net income was $133.5 million ($1.53 per diluted share) for the three months ended June 30, 2004 as compared to $32.3 million ($0.43 per diluted share) in 2003. Our operating income was $256.8 million for the three months ended June 30, 2004 as compared to $85.0 million in 2003. For the three months ended June 30, 2004, our operating income benefited from a strong refining margin environment and two months of operations at our Delaware City refinery as compared to 2003. However, unscheduled downtime at the Port Arthur refinery and the scheduled turnaround at Lima, which was rescheduled from the first quarter through April 8th of the second quarter of 2004 kept us from realizing the full impact of the strong margin environment.

Net income available to common stockholders was $183.2 million ($2.25 per diluted share) for the six months ended June 30, 2004 as compared to $69.8 million ($0.97 per diluted share) in 2003. Our operating income was $365.8 million for the six months ended June 30, 2004 as compared to $180.1 million in 2003. The increase was principally due to stronger market conditions, two months of operations at our Delaware City refinery and a lower restructuring charge as compared to 2003.

The results of operations for the six months ended June 30, 2004 include the operations of our Delaware City refinery beginning May 1, 2004, the date of purchase. The results of operations for the six months ended June 30, 2003 include the operations of our Memphis refinery beginning March 3, 2003, the date of purchase.

Net Sales and Operating Revenues. Net sales and operating revenues increased $1,426.3 million, or 66%, to $3,573.7 million for the three months ended June 30, 2004 from $2,147.4 million in 2003. Net sales and operating revenues increased $2,009.1 million, or 49%, to $6,125.4 million for the six months ended June 30, 2004 from $4,116.3 million in 2003. The increase in net sales and operating revenue is primarily due to the six months of operations at Memphis and two months of operations at Delaware City in 2004 as compared to only four months and no operations, respectively in 2003. In addition, crude oil and product prices have increased significantly since December 2003. We believe the market conditions were driven by lower than normal inventory levels and limited domestic refining capacity.

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

Gross Margin. Gross margin increased $273.7 million, or 103% to $539.0 million for the three months ended June 30, 2004 from $265.3 million in 2003. Gross margin increased $323.5 million, or 61%, to $856.2 million for the six months ended June 30, 2004 from $532.7 million in 2003. The increase in gross margin for the three and six months ended June 30, 2004 was principally driven by strong market conditions, the six months of operations at Memphis and two months of operations at Delaware City in 2004 as compared to only four months and no operations, respectively in 2003. Additionally, the increase in gross margin for the three and six months ended June 30, 2004 was also impacted by strong refining margins in the Northeast, Gulf Coast and Midwest markets; however, we were not able to fully realize the benefits from these strong margins due to scheduled and unscheduled maintenance activity at our Port Arthur and Lima refineries and our price risk management activities.

It is common practice in our industry to look to benchmark market indicators as a predictor of actual refining margins. We utilize the Gulf Coast 2/1/1 as an indicator of refining margins at our Port Arthur and Memphis refineries, the Chicago 3/2/1 as an indicator of refining margins at our Lima refinery and the New York Harbor Reformulated Gasoline 3/2/1, or NYH RFG 3/2/1 at our Delaware City refinery. Our actual results will vary as our crude oil and product slates differ from the benchmarks and for other ancillary costs that are not included in the benchmarks, such as crude oil and product grade differentials, transportation costs, storage and credit fees, inventory fluctuations and price risk management activities.

Average crack spreads for the three and six months ended June 30, 2004 were at very strong levels as compared similar periods in 2003. The Gulf Coast 2/1/1 crack spread was approximately 153% and 48% higher for the three and six months ended June 30, 2004 as compared similar periods in 2003. The Chicago 3/2/1 crack spread was approximately 68% and 37% higher for the three and six months ended June 30, 2004 as compared similar periods in 2003. The NYH RFG 3/2/1 crack spread has decreased approximately 16% since May 1, 2004. We believe the strong crack spreads for the three and six months ended June 30, 2004 were driven in part by low product inventory levels and a limited availability of additional refining capacity.

The WTI less Maya crude oil differential was approximately 21% and 23% higher for the three and six months ended June 30, 2004 than in 2003. The WTI less WTS crude oil differential was approximately 28% and 13% higher for the three and six months ended June 30, 2004 than in 2003. The WTI less Mars crude oil differential has increased approximately 9% since May 1, 2004. These strong sour crude oil differentials had a significant positive impact on Port Arthur’s and Delaware City’s gross margin because the refineries normal crude unit throughput is primarily medium to heavy sour crude oil. Both Lima and Memphis process primarily light sweet crude oils, and accordingly, do not require an adjustment for crude oil differentials except to the extent to which their crude oil is purchased in a foreign market versus a domestic market. The WTI less Brent crude oil differential was approximately 4% lower in the three months ended June 30, 2004 than in 2003. For the six months ended June 30, 2004 as compared to 2003 the WTI less Brent crude oil differential was approximately 11% higher.

Approximately 15% and 8% of the product slate at Port Arthur and Delaware City, respectively, is lower value petroleum coke, sulfur, and residual oils, which negatively impacted the refinery’s gross margin against the benchmark crack spread. Less than 5% of the product slate at Lima and Memphis is the lower value residual oils or petroleum coke. In addition to these adjustments to the crack spreads, savings from our marine charter agreements for Port Arthur continued to be favorable to the current market rates for the three and six months ended June 30, 2004. These agreements primarily are used for the transportation of Maya crude oil to our Port Arthur refinery.

Although benchmark market indicators such as the Gulf Coast 2/1/1, Chicago 3/2/1, and the NYH RFG 3/2/1 are useful in predicting refining gross margin, changes in absolute hydrocarbon prices, the “structure” of the hydrocarbon futures market and our specific price risk mitigation activities have an effect on our results that does not correlate with the benchmark market indicators. Based on our current refinery operations, we have an average net fixed price purchase commitment position of approximately 9 million barrels. To mitigate the absolute price risk while holding these net fixed price purchase commitments, we may buy or sell futures contracts on the New York Mercantile Exchange, or NYMEX, that correspond volumetrically with all or a portion of our net fixed price purchase commitments. We may also take positions on the NYMEX or over the counter market to reduce the risk that future crack spreads will contract from market based expectations. See “Quantitative and Qualitative Disclosures about Market Risk—Commodity Risk” for a description of our price risk management strategies and policies. Our price risk mitigation activities for the three months ended June 30, 2004 and 2003 resulted in a loss of approximately $20 million and $21 million, respectively. Our price risk mitigation activities for the six months ended June 30, 2004 and 2003 resulted in a loss of approximately $26 million and $37 million, respectively. These amounts for the three and six months ended June 30, 2004 include the loss of approximately $23 million and $30 million, respectively for the forward sales of crack spreads and nil for the three and six months ended June 30, 2003. The losses in 2003 were primarily due to the severely backwardated crude oil market during the period. At June 30, 2004 we had net short position of 3.6 million barrels on our outstanding forward sales of crack spread commitments. We had an approximate loss of $2 million for our forward sales of crack spread commitments during July 2004. At August 1, 2004 we had a net short position of approximately 2.5 million barrels on our outstanding forward sales of crack spread commitments, which expire through December 2004.

Refinery Operations

The total throughput rate at our Port Arthur refinery was 236,500 bpd and 225,800 bpd for the three and six months ended June 30, 2004, as compared to 254,700 bpd and 252,900 bpd in the corresponding period of 2003. For the three months ended June 30, 2004, the throughput rates were restricted due to an unplanned shutdown of the crude unit for about ten days. For the six months ended June 30, 2004, the throughput rates were restricted due to the unplanned shutdown of the crude unit in the second quarter and a scheduled maintenance turnaround and subsequent mechanical issues of the reformer unit.

The total throughput rate at our Lima refinery was 125,900 bpd and 116,000 bpd for the three and six months ended June 30, 2004, as compared to 136,100 bpd and 133,800 bpd in the corresponding period of 2003. For the three months ended June 30, 2004, the total throughput rate was reduced due to the plant turnaround which was completed on April 8th. For the six months ended June 30, 2004, the throughput rates were restricted due to the scheduled 33 day full refinery maintenance turnaround mentioned above.

The total throughput rate at our Memphis refinery was 157,100 bpd and 154,700 bpd for the three and six months ended June 30, 2004. For the three and six months ended June 30, 2003, the newly acquired Memphis refinery operated at a total annualized throughput rate of 170,200 bpd and 112,200 bpd. Total throughput was down as the crude oil throughput was supplemented with more economical intermediate feedstocks in order to keep the downstream units operating at full rates and to take advantage of the strong crack spreads.

The total throughput rate at our newly acquired Delaware City refinery for the 61 days of operations since May 1, 2004 was 175,100 bpd. On an annualized basis the total throughput rate was 117,300 bpd and 58,700 bpd for the three and six months ended June 30, 2004, respectively.

Operating Expenses. Operating expenses increased $63.1 million to $197.5 million in the three months ended June 30, 2004 from $134.4 million in the corresponding period of 2003. Operating expenses increased $92.9 million to $344.5 million in the six months ended June 30, 2004 from $251.6 million in the corresponding period of 2003. The increase in operating expenses for both the three and six months ended June 30, 2004 is primarily due to the two months of operations at Delaware City in 2004 and higher natural gas prices for the three months ended June 30, 2004 and 2003. Operating expenses at the Delaware City refinery for the two months ended June 30, 2004 were approximately $50 million.

General and Administrative Expenses. General and administrative expenses increased $22.6 million to $38.3 million for the three months ended June 30, 2004 from $15.7 million in the corresponding period in 2003. General and administrative expenses increased $28.5 million to $55.9 million in the six months ended June 30, 2004 from $27.4 million in the corresponding period in 2003. The increase in general and administrative expenses for both the three and six months ended June 30, 2004 is primarily related to higher employee related costs and the two months of operations at Delaware City in 2004. The employee costs primarily consisted of a higher accrual for incentive compensation, an increase in expenses related to the Senior Executive Retirement Plan following its reinstatement in the second quarter of 2003, an increase in postretirement benefit expense due to higher health care costs, and increases in wages and salaries. Incentive compensation was $24 million for the six months ended June 30, 2004 as compared to $2 million for the corresponding period in 2003.

Stock-Based Compensation Expense. Stock-based compensation expense increased $0.5 million to $4.9 million for the three months ended June 30, 2004 from $4.4 million in the corresponding period in 2003. Stock-based compensation expense increased $1.1 million to $9.8 million for the six months ended June 30, 2004 from $8.7 million in the corresponding period in 2003. The increases related to the grant of additional options in 2004.

Depreciation and Amortization. Depreciation and amortization increased $11.7 million to $36.8 million in the three months ended June 30, 2004 from $25.1 million in the corresponding period in 2003. Depreciation and amortization increased $21.7 million to $70.9 million in the six months ended June 30, 2004 from $49.2 million in the corresponding period in 2003. This increase was principally due to accelerating the full refinery turnaround at Lima, capital expenditure activity, two months of depreciation for Delaware City in 2004 and a full six months of depreciation for Memphis in 2004.

Refinery Restructuring and Other Charges. During the three months ended June 30, 2004, the Company recorded refinery restructuring and other charges of $4.7 million. The charges include $3.3 million related to the St. Louis administrative office closure and $1.4 million related to expenses associated with safety and environmental matters at closed refineries. During the six months ended June 30, 2004, the Company recorded refinery restructuring and other charges of $9.3 million. The charges included $7.3 million related to the St. Louis administrative office closure and $2.0 million related to expenses associated with safety and environmental matters at closed refineries.

During the three months ended June 30, 2003, the Company recorded refinery restructuring and other charges of $0.7 million related to the Company’s plans to close the St. Louis administrative office. During the six months ended June 30, 2003, the Company recorded refinery restructuring and other charges of $15.7 million. The six month charge also included a $1.6 million reversal in restructuring charges related to the administrative restructuring which began in 2002 and a $16.6 million charge related to the then potential sale of certain Hartford refinery assets. Below are further discussions of the Hartford refinery asset sale and the administrative function restructuring.

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

Administrative Restructuring. In 2002, we began a restructuring of our administrative functions, and at that time the elimination of certain positions in the St. Louis office was scheduled for early 2003. As a result of the Memphis refinery acquisition in early 2003, the number of positions to be eliminated at the St. Louis office was reduced by 25, and we recorded a reduction in the restructuring liability of $1.6 million in the first quarter of 2003. In May 2003, we announced that we would be closing the St. Louis office and moving the administrative functions to the Connecticut office over the next twelve months. The severance related costs were amortized over the remaining service period of the affected employees and the other costs, such as training, relocation, and the movement of physical assets, are expensed as incurred. The following table summarizes the expected expenses associated with the administrative restructuring and provides a reconciliation of the administrative restructuring liability as of June 30, 2004:

	Severance	Other Costs	Total Costs
Summary of Restructuring Expense:
Expected total restructuring expenses	$5.9	$10.5	$16.4
Expenses recorded for the six months ended June 30, 2004	0.9	6.4	7.3
Cumulative expenses recorded to date	5.9	10.5	16.4
Liability Activity:
Beginning balance, December 31, 2003	5.2	—	5.2
Expenses recorded for the six months ended June 30, 2004	0.9	6.4	7.3
Cash outflows	(4.7)	(6.4)	(11.1)

Ending balance, June 30, 2004	$1.4	$—	$1.4

Interest Expense and Finance Income, net. Interest expense and finance income, net increased by $4.6 million to $33.7 million for the three months ended June 30, 2004 from $29.1 million in the corresponding period in 2003. This increase is primarily due to additional interest expense related to a net increase in long-term debt in 2003 that is fully reflected in our 2004 interest expense amount. This increase is partially offset by higher capitalized interest in 2004. Interest expense and finance income, net increased by $8.9 million to $63.3 million for the six months ended June 30, 2004 from $54.4 million in the corresponding period in 2003.

Loss on Extinguishment of Debt. As a result of the early extinguishment of the $785 million credit facility, the Company recorded a loss of $3.6 million (PRG $3.6 million) for both the three and six months ended June 30, 2004. As a result of the early extinguishment of long-term debt and credit agreement restructuring, the Company recorded a loss of $3.4 million (PRG $3.4 million) for the three months ended June 30, 2003. The loss included cash premiums of $2.7 million and a write-off of unamortized deferred financing costs of $0.7 million. As a result of the early extinguishment of long-term debt and credit agreement restructuring, the Company recorded a loss of $10.4 million (PRG $8.1 million) for the six months ended June 30, 2003. The loss included a cash premium of $5.0 million (PRG $2.7 million) and a write-off of unamortized deferred financing costs of $5.4 million.

Income Tax Provision. We recorded a $84.5 million and a $113.9 million income tax provision in the three and six months ended June 30, 2004, respectively compared to a $18.0 million and a $39.0 million income tax provision in the corresponding period in 2003, respectively. Our effective tax rate was 38.1% for the six months ended June 30, 2004 versus 33.8% in 2003. Our subsidiaries are subject to different statutory tax rates. These differing tax rates and the differing amount of taxable income or loss recognized by each subsidiary impact our consolidated effective tax rate. The increase in our 2004 consolidated effective tax rate as compared to 2003 resulted from a lower percentage of our 2004 consolidated income being recognized by Sabine, which has a lower effective tax rate than other subsidiaries.

Discontinued Operations. In connection with the 1999 sale of PRG’s retail assets to Clark Retail Enterprises, Inc. (“CRE”), PRG assigned certain leases and subleases of retail stores to CRE. Subject to certain defenses, PRG remained jointly and severally liable for CRE’s obligations under approximately 150 of these leases, including payment of rent and taxes. PRG may also be contingently liable for environmental obligations at these sites. In 2002, CRE and its parent company, Clark Retail Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 2003, through the bankruptcy hearings, PRG, subject to certain defenses, became primarily obligated for approximately 36 of the previously assigned leases. For the three and six months ended June 30, 2004, PRG recorded an after-tax charge of $1.5 million and $1.8 million, respectively. These charges represent the estimated net present value of its remaining liability under additional leases that had been rejected as of June 30, 2004, net of estimated sublease income, and other direct costs. For the three and six months ended June 30, 2003, PRG recorded an after-tax charge of $2.2 million and $6.5 million, respectively, representing the estimated net present value of its remaining liability under the 30 leases that had been rejected as of June 30, 2003, net of estimated sublease income, and other direct costs. The following table reconciles the activity and balance of the liability for the lease obligations as well as our environmental liability for previously owned and leased retail sites:

	Lease Obligations	Environmental Obligations of Previously Owned and Leased Sites	Total Discontinued Operations
Beginning balance, December 31, 2003	$7.4	$21.2	$28.6
Accretion and other expenses	2.9	—	2.9
Net cash outlays	(3.3)	0.9	(2.4)

Ending balance, June 30, 2004	$7.0	$22.1	$29.1

The primary obligation under a majority of the non-rejected leases and subleases was transferred in a CRE bankruptcy sale process to various unrelated third parties; however, we may remain jointly and severally liable on the assigned leases. In July 2004, the CRE bankruptcy estate was liquidated and the case dismissed.

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

Market. Market conditions for the beginning of the third quarter of 2004 through the end of July have been very strong. The Gulf Coast 2/1/1 crack spread has averaged approximately $7.50 per barrel, the Chicago 3/2/1 crack spread has averaged approximately $10.00 per barrel, the NYH RFG 3/2/1 crack spread has averaged approximately $10.00 per barrel, the WTI/Maya differential has averaged approximately $10.00 per barrel and the WTI/Mars differential has averaged approximately $5.00 per barrel.

It is common practice in our industry to look to benchmark market indicators as a predictor of actual refining margins, such as the Gulf Coast 2/1/1, Chicago 3/2/1 and NYH RFG 3/2/1. To improve the reliability of this benchmark as a predictor of actual refining margins, it must first be adjusted for a crude oil slate that is not 100% light and sweet. Secondly, it must be adjusted to reflect variances from the benchmark product slate to the actual, or anticipated, product slate. Lastly, it must be adjusted for any other factors not anticipated in the benchmark, including product grade differentials, ancillary crude and product costs such as transportation, storage and credit fees, inventory fluctuations and price risk management activities.

Refinery Operations. Our Port Arthur refinery has historically produced roughly equal parts gasoline and distillate. For this reason, we believe the Gulf Coast 2/1/1 crack spread appropriately reflects our product slate.

However, approximately 15% of Port Arthur’s product slate is lower value petroleum coke and residual oils which will negatively impact the refinery’s performance against the benchmark crack spread. Port Arthur’s normal crude unit throughput is approximately 80% heavy sour crude oil and 20% medium sour crude oil. Accordingly, the WTI/Maya and WTI/Mars crude oil differentials can be used as an adjustment to the benchmark crack spread. Ancillary crude costs, primarily transportation, at Port Arthur averaged $0.74 per barrel of crude unit throughput for the three months ended June 30, 2004. Based on current market conditions and a recent seven day mechanical outage at our crude unit, we expect the total throughput rate at our Port Arthur refinery to approximate 235,000 bpd to 245,000 bpd in the third quarter of 2004. In 2004, we expect our full year total throughput rate to approximate 230,000 bpd to 240,000 bpd.

Our Lima refinery has a product slate of approximately 60% gasoline and 30% distillate, and we believe the Chicago 3/2/1 is an appropriate benchmark crack spread. This refinery consumes over 95% light sweet crude oil with the balance being light sour crude oils. We opportunistically buy a mix of domestic and foreign sweet crude oils. The foreign crude oils consumed at Lima are priced relative to Brent and the WTI/Brent differential can be used to adjust the benchmark. Ancillary crude costs for Lima averaged $1.17 per barrel of crude unit throughput in the three months ended June 30, 2004. Based on current market conditions, we expect the total throughput rate at our Lima refinery to approximate 140,000 bpd to 145,000 bpd in the third quarter of 2004. In 2004, we expect our full year total throughput rate to approximate 125,000 bpd to 135,000 bpd.

Our Memphis refinery has a product slate of approximately 50% gasoline and 45% distillate. We expect that the operating results will track a Gulf Coast 2/1/1 benchmark crack spread. Ancillary crude costs for Memphis averaged $0.92 per barrel of crude unit throughput in the three months ended June 30, 2004. This refinery consumes approximately 100% light sweet crude oil, but often supplements its crude oil feedstocks with intermediate feedstocks. Based on current market conditions, we expect the total throughput rate at our Memphis refinery to approximate 155,000 bpd to 165,000 bpd in the third quarter of 2004. In 2004, we expect our full year total throughput rate to approximate 155,000 bpd to 165,000 bpd.

Our Delaware City refinery has a product slate of approximately 60% gasoline and 35% distillate. We believe the NYH RFG 3/2/1 is an appropriate benchmark crack spread. This refinery typically consumes medium and heavy sour crude oil. Accordingly, the WTI/Mars crude oil differential can be used as an adjustment to the benchmark crack spread, as it generally reflects our crude oil mix. Ancillary crude costs, primarily transportation, averaged $0.75 per barrel of crude unit throughput for the three months ended June 30, 2004. Based on current market conditions, we expect the total throughput rate at our Delaware City refinery to approximate 170,000 bpd to 180,000 bpd in the third quarter of 2004. In 2004, we expect our full year total throughput rate to approximate 170,000 bpd to 180,000 bpd. Assuming the gasification units run at 1,110 tpd, we expect operating expenses per barrel to approximate between $4.00 and $4.50 per barrel of throughput for 2004.

Operating Expenses. Natural gas is the most variable component of our operating expenses. On an annual basis, our Port Arthur, Memphis, Lima and Delaware City refineries purchase approximately 34 million mmbtu of natural gas, with most of these purchases relating to our Port Arthur refinery. In a $5.60 per mmbtu natural gas price environment and assuming average throughput levels, our annual operating expenses should range between $700 million and $730 million. It is also important to note that we contract for the purchase of natural gas on a calendar month basis and set the price at the beginning of the month. From time to time we may also employ various risk management strategies to mitigate our price risk for natural gas.

General and Administrative Expenses. We expect third quarter general and administrative expenses, excluding incentive compensation expense, will range from $17 million to $18 million. Based on our earnings outlook for 2004 we have accrued approximately $24 million for incentive compensation as of June 30, 2004.

Stock-based Compensation Expense. We expect stock-based compensation expense in 2004 will approximate $19 million to $20 million.

Depreciation and Amortization. Depreciation and amortization in the second quarter of 2004 was $36.8 million. This quarterly rate will increase in future periods based upon the completion and placing into service of our capital expenditure activity and the full impact of the Delaware City refinery acquisition. Capital activity is generally depreciated over a 25-year life. Turnaround activity is generally amortized over four years.

Interest Expense. Based on our outstanding long-term debt as of June 30, 2004, our full year 2004 gross interest expense will be approximately $150 million and amortization of deferred financing costs will be approximately $10 million. All of our outstanding debt is at fixed rates with the exception of $10 million in floating rate notes tied to LIBOR. Reported interest expense is reduced by capitalized interest, which we estimate will be approximately $25 million to $30 million in 2004 due to significant capital expenditure activity.

Income Taxes. We expect our effective income tax rate for 2004 will range from approximately 35% to 39%.

Capital Expenditures and Turnarounds. Capital expenditures and turnarounds for the three and six months ended June 30, 2004 totaled $93 million and $208 million, respectively. We plan to spend approximately $600 million to $610 million for turnarounds and capital expenditures, excluding capitalized interest, in 2004. We plan to fund capital expenditures with internally generated funds and cash on hand. If internally generated funds and cash on hand are insufficient, we will reduce our capital expenditure plans accordingly.

Liquidity and Capital Resources

Cash Balance

As of June 30, 2004, we had a cash and short-term investment balance of $511.8 million, of which $366.3 million was held by PRG, $137.9 million was held by Premcor Inc., and $7.6 million was held by other Premcor Inc. subsidiaries. As of December 31, 2003, we had a cash and short-term investment balance of $432.6 million, of which $378.6 million was held by PRG, $48.0 million was held by Premcor Inc., and $6.0 million was held by other Premcor Inc. subsidiaries. We also had cash restricted under certain long-term debt indentures totaling $69.8 million and $66.6 million as of June 30, 2004 and December 31, 2003, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2004 was $298.9 million compared to net cash provided from operations of $22.7 million in the corresponding period in 2003. Overall, the increase in cash provided by operating activities was due to strong market conditions, which resulted in strong operating results partially offset by an increase in working capital.

Working capital as of June 30, 2004 was $1,152.9 million, a 2.3-to-1 current ratio, versus $860.1 million as of December 31, 2003, a 1.9-to-1 current ratio. The components of current assets and current liabilities experienced some significant changes as of June 30, 2004 as compared to December 31, 2003. Cash and cash equivalents increased significantly from $426.7 million to $504.8 million, reflecting the strong operating environment. Inventories increased from $630.3 million to $801.0 million primarily due to the acquisition of the Delaware City refinery and the associated inventory. The change in accounts payable less accounts receivable, related to our overall crude purchases and product sales, decreased from $156.4 million in December 31, 2003 to $107.0 million in June 30, 2004. This primarily reflects a reduction in crude oil payables as we now purchase much of the Lima crude oil on shorter payment terms through our Morgan Stanley Capital Group, or MSCG arrangement.

We currently expect that funds generated from operating activities together with existing cash, cash equivalents and short-term investments and availability under our credit facility will be adequate to fund our ongoing operating requirements.

Environmental and Legal Liabilities. As a result of our normal course of business, the closure of two of our refineries, and continuing obligations related to our previously owned retail operations, we are party to certain legal proceedings and environmental-related obligations. In relation to these matters and obligations, we have accrued, on primarily an undiscounted basis, $97 million as of June 30, 2004 (December 31, 2003—$98 million).

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

Long-Term Crude Oil Contract. PACC has a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos or PEMEX, the Mexican state oil company, which currently supplies approximately 167,000 barrels per day of Maya crude oil to the Port Arthur refinery. Under the terms of this agreement, PACC is obligated to buy Maya crude oil from the affiliate of PEMEX, and the affiliate of PEMEX is obligated to sell Maya crude oil to PACC at market prices.

Crude Oil Supply Arrangement. We currently have a crude oil supply agreement with MSCG through which we can arrange to purchase foreign or domestic crude oils in quantities sufficient to fulfill the crude oil requirements of our Memphis and Lima refineries. Availability of crude supply is not guaranteed under this arrangement. We rely on the spot crude oil market for supply and have the ability to arrange purchases through MSCG. In March 2004, we amended this agreement to facilitate our crude oil purchase requirements at both our Memphis and Lima refineries and extended the maturity date of the contract to March 2006.

Cash Flows from Investing Activities

Cash flows used in investing activities for six months ended June 30, 2004 were $1,083.7 million as compared to $545.8 million in 2003. The six months ended June 30, 2004 reflected the acquisition of the Delaware refinery and in 2003 reflected the acquisition of the Memphis refinery. Aside from these acquisitions, activity in 2004 and 2003 primarily reflected capital expenditures, including turnarounds.

We classify our capital expenditures into two main categories, mandatory and discretionary. Mandatory capital expenditures, such as for turnarounds and maintenance, are required to maintain safe and reliable operations or to comply with regulations pertaining to soil, water and air contamination or pollution, regulations pertaining to new product standards, and regulations pertaining to occupational safety and health issues. Summarized below are the forecasted capital expenditures for the full year 2004 and our actual capital expenditures for the six months ended June 30, 2004 and 2003.

	Forecast for Full Year 2004	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Low-sulfur product standards	$175	$71	$38
Turnaround activity	125	74	10
Other mandatory projects	205	51	18
Discretionary projects	100	12	5

Total capital expenditures	$605	$208	$71

Low-sulfur Product Standards. The Environmental Protection Agency, or EPA, has promulgated regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and on-road diesel fuel designed to reduce air emissions from the use of these products. We expect to incur in the aggregate approximately $645 million, of which $272 million has been incurred as of June 30, 2004, in order to comply with environmental regulations related to the new stringent sulfur content specifications. Future revisions to the current cost estimates may be necessary as we continue to finalize our plans. Information related to the expected expenditures in relation to these new regulations is shown below.

	Tota Estimated Expenditures	Total Expenditures Incurred To-Date	Remaining Expenditures at June 30, 2004
Gasoline low sulfur standards	$315	$252	$63
Diesel low sulfur standards	330	20	310

Total	$645	$272	$373

As of June 30, 2004, we had outstanding contract commitments of $147 million related to the design and construction activity at the refineries for the gasoline and diesel low sulfur standards compliance.

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

Cash Flows from Financing Activities

Cash flows provided by financing activities were $863.0 million for the six months ended June 30, 2004 as compared to cash flows provided by financing activities of $801.7 million for 2003. During the six months ended June 30, 2004, our cash flows from financing activities reflected cash provided by the receipt of net proceeds of approximately $490 million from a public offering of 14,950,000 common shares by Premcor Inc. and the receipt of proceeds from the sale of $400 million in senior notes, of which $200 million, due in 2011, bear interest at 6 1/8% per annum and $200 million, due in 2014, bear interest at 6 ¾% per annum by PRG. The majority of these proceeds were used to finance the Delaware City refinery acquisition. Cash flows from our financing activities during the six months ended June 30, 2004 and 2003 also reflected the receipt of proceeds from the exercise of stock options.

In 2003, Premcor Inc. received net proceeds of approximately $306 million from a public offering of 13.1 million shares of common stock and a private offering of 2.9 million shares of common stock with Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates, a subsidiary of Occidental Petroleum Corporation, and certain Premcor executives. In February 2003, PRG completed an offering of $525 million in senior notes, of which $350 million, due in 2013, bear interest at 9½% per annum and $175 million, due in 2010, bear interest at 9¼% per annum. A portion of the net proceeds of these transactions was utilized to redeem the remaining $40.1 million principal balance of Premcor USA’s 11½% subordinated debentures at a $2.3 million premium, to repay PRG’s $240 million floating rate loan at par, and to purchase, in the open market, $14.7 million in face value of a portion of PACC’s 12 ½% senior notes at a $2.7 million premium. In June 2003, PRG completed a private placement offering of $300 million in senior notes, due 2015, bearing interest at 7½% per annum.

In 2004, Premcor Inc. made capital contributions to Premcor USA of $403.5 million and Premcor USA subsequently contributed $403.5 million to PRG primarily to fund a portion of the Delaware refinery acquisition. In 2003, Premcor Inc. made capital contributions to Premcor USA of $297.6 million and Premcor USA subsequently contributed $263.3 million to PRG primarily to fund a portion of the Memphis refinery acquisition and to repay certain long-term debt.

In 2004, we incurred $16.1 million of deferred financing costs for completing the new $1 billion credit agreement and the issuance of the new senior notes. In 2003, we incurred $25.3 million of deferred financing costs in relation to the amendment of the credit agreement and the issuance of the new senior notes.

We continue to evaluate the most efficient use of capital and, from time to time, depending upon market conditions, may seek to purchase certain of our outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

Credit Facilities

On April 13, 2004, PRG completed a new $1 billion senior secured revolving credit facility, maturing in April 2009, to replace its existing $785 million credit facility. The facility is used primarily to secure crude oil purchase obligations for our refinery operations and to provide for other working capital needs. The revolving credit facility allows for the issuance of letters of credit and direct borrowings, individually or collectively, up to the lesser of $1 billion or the amount available under a defined borrowing base. The borrowing base includes, among other items, eligible cash and cash equivalents, eligible investments, eligible receivables, and eligible petroleum inventories. The revolving credit facility also allows for an overall increase in the principal amount of the facility of up to $250 million under certain circumstances. The revolving credit facility is secured by a lien on substantially all of PRG’s cash and cash equivalents, receivables, crude oil and refined product inventories and intellectual property and is guaranteed by Premcor Inc. The collateral also includes the capital stock of Sabine and certain other subsidiaries and certain PACC inventory. PRG’s borrowings under this facility would bear interest at a rate based on the highest of three U.S. based rate formulas, or the Eurodollar rate plus a defined margin.

The covenants and conditions under this new credit agreement are generally less restrictive than the covenants contained in the agreement governing our terminated $785 million facility. The new credit agreement contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments, restricted payments as defined, and the sale of assets. The covenants also provide that in the event PRG does not maintain certain availability within the facility, additional restrictions and a cumulative cash flow test will apply. PRG was in compliance with these covenants as of June 30, 2004.

As of June 30, 2004, the borrowing base was $1,534.5 million (December 31, 2003 — $1,348.9 million), with $404.0 million (December 31, 2003—$602.1 million) of the facility utilized for letters of credit. As of June 30, 2004 and December 31, 2003, there were no direct cash borrowings under the credit facility. The portion of the facility utilized for letters of credit was lower as of June 30, 2004 as compared to December 31, 2003 due to the increase of open trade credit and the addition of purchases of domestic crude for Lima through the MSCG supply contract, partially offset by the addition of purchases for the Delaware City refinery.

PRG also has a $40 million cash-collateralized credit facility which was renewed effective June 1, 2004 for one year. This facility was initially arranged in support of lower interest rates on the Series 2001 Ohio Bonds. In addition, this facility can be utilized for other non-hydrocarbon purposes. As of June 30, 2004, $39.8 million (December 31, 2003—$18.0 million) of the line of credit was utilized for letters of credit.

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

In order to supply our refineries with crude oil on a timely basis, we enter into net fixed price purchase commitments which are purchase contracts that fix the price of crude oil from one to several weeks in advance of receiving and processing that crude oil. In addition, it is common as part of our marketing activities to fix the price of a portion of our product sales in advance of producing and delivering that refined product. As a result, we are exposed to crude oil price movements relative to refined product price movements during this period. Our results are measured by recording these commitments at market value at the end of each accounting period. Based on our current refinery operations, our average fixed price purchase commitments when offset by our fixed price sale commitments equate to a net long inventory position of approximately 9 million barrels. Accordingly, if the market price of these net fixed price commitments had been lower by $1 per barrel as of June 30, 2004, we would have recorded additional cost of sales of approximately $9 million, based on our treatment of these contracts as derivatives. An increase in the market price would reduce cost of sales by a like amount. We may actively mitigate some or all of the price risk related to our fixed price purchase and sale commitments. These risk management decisions are based on many factors including the relative level and volatility of absolute hydrocarbon prices and the extent to which the futures market is in backwardation or contango. When the contract price of the following month futures contract is less than the contract price of the current, or prompt, month contract, a “backwardated” market structure exists, and when the contract price of the following month futures contract is greater than the contract price of the prompt month contract, a “contango” market structure exists. The cost of our risk management activities generally increases in a backwardated market.

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

We prepared a sensitivity analysis to estimate our exposure to market risk associated with our futures and options derivative positions. This analysis may differ from actual results. The fair value of each position was based on quoted futures prices. As of June 30, 2004, a $1 change in quoted futures prices would result in an approximate $9 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income. As of December 31, 2003, a $1 change in quoted futures prices would result in an approximate $10 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income.

We prepared a sensitivity analysis to estimate our exposure to market risk associated with our forward sales of crack spreads, excluding the net fixed price purchase commitments and other price risk mitigation activities discussed above. This analysis may differ from actual results. The fair value of each position was based on quoted futures prices. As of June 30, 2004, a $1 change in quoted futures prices for crack spreads would result in an approximate $3.6 million change to the fair market value of the forward crack spread position and correspondingly the same change in operating income.

Our results are also sensitive to the fluctuations in natural gas prices due to the use of natural gas to fuel our refinery operations. Based on our average annual consumption of approximately 34 million mmbtu of natural gas, a $1 change per mmbtu in the price of natural gas would generally change our natural gas costs by $34 million. Our sensitivity to a change in the price of natural gas would also be impacted by our method of purchasing natural gas. We contract for the purchase of natural gas on a calendar month basis and set the price at the beginning of the month. Therefore, our natural gas costs will reflect the price of natural gas on the day the contract is set, and not the average price for the period. We are reviewing options to mitigate our exposure to natural gas price fluctuations.

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

The following is an update of developments during the three months ended June 30, 2004 of material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our or their property is subject, including environmental proceedings that involve potential monetary sanctions of $100,000 or more and to which a governmental authority is a party. For additional discussion of our material pending legal proceedings, see Premcor Inc.’s and PRG’s Annual Report on Form 10-K for the period ended December 31, 2003 and the Quarterly Report on Form 10-Q for the period ended March 31, 2004.

Blue Island Reformulated Gasoline Notice of Violation. In the second quarter of 2004, the Company received a Notice of Violation from the U.S. EPA under the Clean Air Act for allegedly not meeting the minimum annual average emissions performance for reformulated gasoline from the Blue Island Refinery in 2001. The Blue Island Refinery only operated for approximately one month in 2001. The U.S. EPA seeks a penalty in the amount of $152,000 based on currently available information. The Company is discussing the allegations with the EPA.

Village of Hartford, Illinois Litigation. During the second quarter of 2004, two lawsuits were served by residents in the Village of Hartford, which is adjacent to the Hartford refinery. The two new lawsuits are Bedwell, et al. v. The Premcor Refining Group, Inc. et al., in the Circuit Court Third Judicial Circuit Madison County, Illinois, Case No: 04-L-342 and Abert, et al. v. Alberta Energy Company, Ltd., et al, in the Circuit Court Third Judicial Circuit Madison County, Illinois, Case No: 04-L-354. Bedwell contains allegations substantially similar to the already pending and previously reported Sparks case, which is also updated below. Bedwell includes a request for class certification similar to Sparks. No class certification has been granted in either case. Abert also raises allegations substantially similar to Sparks but on behalf of approximately 95 individually named plaintiffs against approximately 25 different defendants. The Company is in the process of filing responsive pleadings in both cases that include defenses to plaintiffs’ claims.

In the second quarter of 2004 in the Sparks case, plaintiffs filed an amended complaint in the United States District Court Southern District of Illinois. The amended complaint added new, non-diverse defendants, eliminated a cause of action for strict liability and added a new cause of action based on a negligence theory. The Company filed an answer to the amended complaint setting forth its defenses. The United States District Court also remanded the case to state court. The case is currently in the Circuit Court Third Judicial Circuit Madison County, Illinois, Case No: 03-L-1053 captioned Sparks, et al. v. The Premcor Refining Group, Inc., et al.

ITEM 4. –	Submission of Matters to a Vote of Security Holders

Premcor Inc.’s annual meeting of stockholders was held May 18, 2004.

The following directors were elected to hold office for a one-year term until the 2005 annual meeting of stockholders. A tabulation of the number of votes for and withheld with respect to each director is set forth below. There were no abstentions or broker non-votes.

	Votes For	Withheld
Thomas D. O’Malley	71,348,196	1,871,827
Jefferson F. Allen	71,384,227	1,835,796
Wayne F. Budd	71,383,727	1,836,296
Stephen I. Chazen	71,384,227	1,835,796
Marshall A Cohen	71,383,726	1,836,297
David I. Foley	71,334,226	1,885,797
Robert L. Friedman	71,334,227	1,885,796
Richard C. Lappin	71,383,726	1,836,297
Wilkes McClave III	71,384,227	1,835,796

The Premcor 2002 Equity Incentive Plan was amended to increase the number of shares available under the plan from 3,000,000 shares to 4,500,000 shares, with 56,487,059 votes for, 14,996,551 votes against, 9,713 abstentions and no broker non-votes.

The appointment of Deloitte & Touche LLP as our independent auditor for the fiscal year ended December 31, 2004 was ratified with 71,308,076 votes for, 1,909,427 votes against, 2,520 abstentions and no broker non-votes.

ITEM 6. –	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

10.1	Credit Agreement, dated as of April 13, 2004, among PRG, Citigroup Global Markets Inc., as Lead Arranger, Citicorp North America, Inc., as Administrative Agent and the other financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 filed with PRG’s Current Report on Form 8-K dated April 13, 2004 (File No. 1-11392)).

10.2	Asset Purchase Agreement, dated March 30, 2004, by and between Motiva Enterprises LLC, as Seller, and The Premcor Refining Group Inc., as Buyer, Covering the Acquisition of the Delaware City Refinery and related assets. (Incorporated by reference to Exhibit 2.1 filed with PRG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No.1-11392)).

10.3	Amendment to the Premcor Inc. Senior Executive Retirement Plan dated May 18, 2004.

10.4	Amendment to the Premcor 2002 Equity Incentive Plan dated May 18, 2004.

10.5	Form of Amendment to Employment Agreement dated May 18, 2004, of William E. Hantke, Henry M. Kuchta, Joseph D. Watson, James R. Voss, Michael D. Gayda and Donald Lucey.

10.6	Seventh Amendment to the Premcor Pension Plan dated May 1, 2004.

10.7	Eighth Amendment to the Premcor Retirement Savings Plan dated June 4, 2004.

15.1	Awareness letter dated August 3, 2004, from Deloitte & Touche LLP concerning the unaudited interim financial information of Premcor Inc. for June 30, 2004 and 2003.

15.2	Awareness letter dated August 3, 2004, from Deloitte & Touche LLP concerning the unaudited interim financial information of The Premcor Refining Group Inc. for June 30, 2004 and 2003.

31.1	Section 302 Chief Executive Officer certificate for Premcor Inc.

31.2	Section 302 Chief Financial Officer certificate for Premcor Inc.

31.3	Section 302 Chief Executive Officer certificate for PRG.

31.4	Section 302 Chief Financial Officer certificate for PRG.

32.1	Section 906 Chief Executive Officer certificate for Premcor Inc.

32.2	Section 906 Chief Financial Officer certificate for Premcor Inc.

32.3	Section 906 Chief Executive Officer certificate for PRG.

32.4	Section 906 Chief Financial Officer certificate for PRG.

(b) Reports on Form 8-K

We filed the following reports on Form 8-K during the last quarter of the period covered by this report:

(1)	Premcor Inc. and The Premcor Refining Group Inc filed a report dated May 1, 2004 pursuant to Item 2 announcing that The Premcor Refining Group completed the purchase of Motiva Enterprises LLC’s Delaware City refining complex.

(2)	Premcor Inc. and The Premcor Refining Group Inc filed a report dated April 20, 2004 pursuant to Item 5 announcing that Premcor Inc. and The Premcor Refining Group had each entered into an underwriting agreement for the public offering of common stock and senior notes.

(3)	Premcor Inc. and The Premcor Refining Group Inc. filed a report dated April 13, 2004 pursuant to Item 5 announcing that The Premcor Refining Group Inc. had completed its $1.0 billion Senior Secured Revolving Credit Facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMCOR INC. THE PREMCOR REFINING GROUP INC. (Co-Registrants)

By:	/s/ Dennis R. Eichholz
Dennis R. Eichholz Senior Vice President and Controller (principal accounting officer)

August 5, 2004