Form 10-Q
period 2004-09-30
PREMCOR REFINING GROUP INC; PREMCOR INC
filed 2004-11-01
CIK 20762, 1159119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Premcor Inc.	Yes ☑	No ☐
The Premcor Refining Group Inc.	Yes ☑	No ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☑    No  ☐

Number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of October 28, 2004:

Premcor Inc.	89,201,110 shares
The Premcor Refining Group Inc.	100 shares (100% owned by Premcor USA Inc., a direct wholly owned subsidiary of Premcor Inc.)

Form 10-Q

September 30, 2004

FORM 10-Q - PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q represents information for two registrants, Premcor Inc. and its indirect, wholly owned subsidiary, The Premcor Refining Group Inc. Premcor Inc. owns all of the outstanding common stock of Premcor USA Inc. (“Premcor USA”), and Premcor USA owns all of the outstanding common stock of The Premcor Refining Group Inc. (together with its consolidated subsidiaries, “PRG”). The Premcor Refining Group Inc. and its indirect subsidiary, Port Arthur Coker Company L.P. (“PACC”), are Premcor Inc.’s principal operating subsidiaries. PRG owns and operates four refineries. The results of operations for Premcor Inc. principally reflect the results of operations of PRG, except for certain pipeline operations, general and administrative costs, interest income and interest expense at stand-alone Premcor Inc. and/or its other subsidiaries. Included in this Quarterly Report on Form 10-Q are the condensed consolidated balance sheets, statements of operations, and statements of cash flows for the applicable periods for Premcor Inc. and The Premcor Refining Group Inc. The information reflected in the condensed consolidated footnotes are equally applicable to both companies except where indicated otherwise.

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Premcor Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Premcor Inc. and subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

Deloitte & Touche LLP

Stamford, Connecticut

October 27, 2004

Premcor Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in millions, except share data)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$648.7	$426.7
Short-term investments	7.0	5.9
Cash and cash equivalents restricted for debt service	54.6	66.6
Accounts receivable, net of allowance of $1.8 and $1.9	786.4	623.5
Inventories	842.3	630.3
Prepaid expenses and other	72.7	92.7
Deferred income taxes	27.2	—

Total current assets	2,438.9	1,845.7

PROPERTY, PLANT AND EQUIPMENT, NET	2,686.5	1,739.8
GOODWILL	27.6	14.2
OTHER ASSETS	166.1	115.6

	$5,319.1	$3,715.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$918.5	$779.9
Accrued expenses and other	230.0	125.8
Accrued taxes other than income	49.6	53.8
Current portion of long-term debt	38.8	26.1

Total current liabilities	1,236.9	985.6

LONG-TERM DEBT	1,788.8	1,426.0
DEFERRED INCOME TAXES	138.4	0.6
OTHER LONG-TERM LIABILITIES	177.6	157.9
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ EQUITY:
Common, $0.01 par value per share, 150,000,000 authorized, 89,194,610 issued and outstanding as of September 30, 2004; 74,119,694 issued and outstanding as of December 31, 2003	0.9	0.7
Paid-in capital	1,694.3	1,186.8
Retained earnings (accumulated deficit)	282.2	(42.3)

Total common stockholders’ equity	1,977.4	1,145.2

	$5,319.1	$3,715.3

The accompanying notes are an integral part of these financial statements.

Premcor Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
NET SALES AND OPERATING REVENUES	$4,407.7	$2,431.5	$10,533.1	$6,547.8

EXPENSES:
Cost of sales	3,845.0	2,119.1	9,114.2	5,702.7
Operating expenses	219.2	134.8	563.7	386.4
General and administrative expenses	36.6	21.9	92.5	49.3
Stock-based compensation	4.9	4.5	14.7	13.2
Depreciation	26.3	16.2	68.1	46.8
Amortization	14.2	11.7	43.3	30.3
Refinery restructuring and other charges	1.1	2.9	10.4	18.6

	4,147.3	2,311.1	9,906.9	6,247.3

OPERATING INCOME	260.4	120.4	626.2	300.5

Interest and finance expense	(35.1)	(32.0)	(101.7)	(89.3)
Loss on extinguishment of debt	—	—	(3.6)	(10.4)
Interest income	1.7	1.5	5.0	4.4

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	227.0	89.9	525.9	205.2

Income tax provision	(82.9)	(32.3)	(196.8)	(71.3)

INCOME FROM CONTINUING OPERATIONS	144.1	57.6	329.1	133.9

Loss from discontinued operations, net of income tax benefit of $1.8 and $2.9 for 2004; $0.3 and $4.3 for 2003	(2.8)	(0.4)	(4.6)	(6.9)

NET INCOME	$141.3	$57.2	$324.5	$127.0

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$1.61	$0.78	$3.97	$1.85
Discontinued operations	(0.03)	(0.01)	(0.06)	(0.09)

Net income	$1.58	$0.77	$3.91	$1.76

Weighted average common shares outstanding	89.2	74.1	82.9	72.3
Diluted:
Income from continuing operations	$1.58	$0.77	$3.88	$1.83
Discontinued operations	(0.03)	(0.01)	(0.05)	(0.09)

Net income	$1.55	$0.76	$3.83	$1.74

Weighted average common shares outstanding	91.3	75.0	84.8	73.1

The accompanying notes are an integral part of these financial statements.

Premcor Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in millions)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$324.5	$127.0

Adjustments:
Loss from discontinued operations	4.6	11.2
Depreciation	68.1	46.8
Amortization	49.7	37.2
Deferred income taxes	110.6	63.4
Stock-based compensation	14.7	13.2
Refinery restructuring and other charges	(4.8)	13.6
Write-off of deferred financing costs	3.6	5.4
Other, net	2.4	6.0
Cash (reinvested in) provided by working capital:
Accounts receivable, prepaid expenses and other	(130.7)	(172.2)
Inventories	(95.7)	(170.0)
Accounts payable, accrued expenses, taxes other than income, and other	241.8	93.4
Cash and cash equivalents restricted for debt service	8.1	7.6

Net cash provided by operating activities of continuing operations	596.9	82.6
Net cash used in operating activities of discontinued operations	(4.6)	(4.4)

Net cash provided by operating activities	592.3	78.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(253.4)	(113.0)
Expenditures for turnaround	(83.9)	(12.7)
Expenditures for refinery acquisition, net	(874.8)	(476.0)
Earn-out payment associated with refinery acquisition	(13.4)	—
Proceeds from sale of asset	—	40.0
Purchase of short-term investments	(1.1)	(1.0)
Cash and cash equivalents restricted for investment in capital additions	—	2.2

Net cash used in investing activities	(1,226.6)	(560.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	493.0	306.5
Proceeds from issuance of long-term debt	400.0	825.0
Long-term debt and capital lease payments	(24.5)	(309.3)
Cash and cash equivalents restricted for debt repayment	3.9	0.2
Deferred financing costs	(16.1)	(25.5)

Net cash provided by financing activities	856.3	796.9

NET INCREASE IN CASH AND CASH EQUIVALENTS	222.0	314.6
CASH AND CASH EQUIVALENTS, beginning of period	426.7	167.4

CASH AND CASH EQUIVALENTS, end of period	$648.7	$482.0

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The Premcor Refining Group Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of The Premcor Refining Group Inc. and subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

Deloitte & Touche LLP

Stamford, Connecticut

October 27, 2004

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in millions, except share data)

	September 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$528.5	$376.9
Short-term investments	1.7	1.7
Cash and cash equivalents restricted for debt service	54.6	66.6
Accounts receivable, net of allowance of $1.8 and $1.9	786.0	623.4
Receivables from affiliates	82.0	22.5
Inventories	842.3	630.3
Prepaid expenses and other	72.8	93.1
Deferred income taxes	24.3	—

Total current assets	2,392.2	1,814.5

PROPERTY, PLANT AND EQUIPMENT, NET	2,641.6	1,715.5
GOODWILL	27.6	14.2
OTHER ASSETS	166.1	115.6

	$5,227.5	$3,659.8

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$916.3	$779.9
Payables to affiliates	209.2	49.0
Accrued expenses and other	158.8	127.9
Accrued taxes other than income	49.9	53.8
Current portion of long-term debt	38.5	25.8

Total current liabilities	1,372.7	1,036.4

LONG-TERM DEBT	1,779.1	1,416.0
DEFERRED INCOME TAXES	139.5	22.9
OTHER LONG-TERM LIABILITIES	177.6	157.9
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDER’S EQUITY:
Common, $0.01 par value per share, 1,000 authorized, 100 issued and outstanding	—	—
Paid-in capital	1,232.3	822.7
Retained earnings	526.3	203.9

Total common stockholder’s equity	1,758.6	1,026.6

	$5,227.5	$3,659.8

The accompanying notes are an integral part of these financial statements.

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
NET SALES AND OPERATING REVENUES	$4,407.3	$2,431.1	$10,531.4	$6,546.3

EXPENSES:
Cost of sales	3,847.5	2,121.0	9,120.4	5,707.4
Operating expenses	217.9	133.5	560.5	383.4
General and administrative expenses	36.6	22.3	92.2	49.6
Stock-based compensation	4.9	4.5	14.7	13.2
Depreciation	26.0	15.9	67.2	46.1
Amortization	14.2	11.7	43.3	30.3
Refinery restructuring and other charges	1.1	2.9	10.4	18.6

	4,148.2	2,311.8	9,908.7	6,248.6

OPERATING INCOME	259.1	119.3	622.7	297.7

Interest and finance expense	(34.7)	(31.6)	(100.6)	(87.7)
Loss on extinguishment of debt	—	—	(3.6)	(8.1)
Interest income	1.2	1.4	4.2	4.0

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	225.6	89.1	522.7	205.9

Income tax provision	(82.4)	(32.1)	(195.6)	(71.5)

INCOME FROM CONTINUING OPERATIONS	143.2	57.0	327.1	134.4

Loss from discontinued operations, net of income tax benefit of $1.8 and $2.9 for 2004; $0.3 and $4.3 for 2003	(2.8)	(0.4)	(4.6)	(6.9)

NET INCOME	$140.4	$56.6	$322.5	$127.5

The accompanying notes are an integral part of these financial statements.

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in millions)

	For the Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$322.5	$127.5

Adjustments:
Loss from discontinued operations	4.6	11.2
Depreciation	67.2	46.1
Amortization	49.7	37.2
Deferred income taxes	92.2	41.9
Stock-based compensation	14.7	13.2
Refinery restructuring and other charges	(4.8)	13.6
Write-off of deferred financing costs	3.6	5.4
Other, net	3.2	5.8
Cash (reinvested in) provided by working capital:
Accounts receivable, prepaid expenses and other	(130.7)	(172.5)
Inventories	(95.7)	(170.0)
Accounts payable, accrued expenses, taxes other than income, and other	167.2	93.6
Affiliate receivables and payables	100.6	22.8
Cash and cash equivalents restricted for debt service	8.1	7.6

Net cash provided by operating activities of continuing operations	602.4	83.4
Net cash used in operating activities of discontinued operations	(4.6)	(4.4)

Net cash provided by operating activities	597.8	79.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(231.8)	(112.9)
Expenditures for turnaround	(83.9)	(12.7)
Expenditures for refinery acquisition, net	(874.8)	(476.0)
Earn-out payment associated with refinery acquisition	(13.4)	—
Proceeds from sale of asset	—	40.0
Cash and cash equivalents restricted for investment in capital additions	—	2.2

Net cash used in investing activities	(1,203.9)	(559.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	400.0	825.0
Long-term debt and capital lease payments	(24.3)	(269.1)
Capital contributions, net	394.2	263.3
Cash and cash equivalents restricted for debt repayment	3.9	0.2
Deferred financing costs	(16.1)	(25.5)

Net cash provided by financing activities	757.7	793.9

NET INCREASE IN CASH AND CASH EQUIVALENTS	151.6	313.5
CASH AND CASH EQUIVALENTS, beginning of period	376.9	119.7

CASH AND CASH EQUIVALENTS, end of period	$528.5	$433.2

The accompanying notes are an integral part of these financial statements.

FORM 10-Q – PART I

ITEM 1. FINANCIAL STATEMENTS (continued)

Premcor Inc. and Subsidiaries

The Premcor Refining Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2004

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

The accompanying unaudited condensed consolidated financial statements of Premcor Inc. and The Premcor Refining Group Inc., and their respective subsidiaries, are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited condensed consolidated notes apply equally to the Company and PRG unless otherwise noted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Premcor Inc.’s and PRG’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications have been made to the prior year’s financial statements to conform to classifications used in the current year. In particular, net sales and operating revenues and cost of sales for 2003 have been reclassified to conform to the fourth quarter 2003 application of Emerging Issues Task Force (“EITF”) Issue No. 03-11, Reporting Gains and Losses on Derivative Instruments That Are Subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and Not Held for Trading Purposes. In accordance with EITF 03-11, cost of sales includes the net effect of the buying and selling of crude oil to supply the Company’s refineries. The reclassification had no effect on previously reported operating income or net income.

2.	Acquisitions

Effective May 1, 2004, the Company completed an agreement with Motiva Enterprises LLC (“Motiva”) to purchase its Delaware City refining complex located in Delaware City, Delaware. The Delaware City refinery has a rated crude unit throughput capacity of 180,000 bpd. Also included in the purchase is a 2,400 tons per day petroleum coke gasification unit, a 180 megawatt cogeneration facility, 8.5 million barrels of crude oil, intermediates, blendstock, and product tankage, and a 50,000 bpd truck-loading rack. The purchase price was $800 million ($780 million cash and $20 million assumed liabilities), plus additional petroleum inventories valued at $90 million and approximately $5 million in transaction fees. In addition, Motiva will be entitled to receive contingent purchase payments of $25 million per year up to a total of $75 million over a three-year period depending on the amount of crude oil processed at the refinery and the refining margins during that period, and a $25 million payment per year up to a total of $50 million over a two-year period depending on the achievement of certain performance criteria at the gasification facility. Any amount the Company pays to Motiva for the contingent consideration will be recorded as goodwill.

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

The purchase of the Delaware City refinery complex and results of operations of these assets have been included in the Company’s year-to-date results from the date of purchase. The preliminary purchase price allocation, which is subject to change pending completion of independent appraisals and other evaluations, is as follows:

Current assets	$12
Inventory	116
Property, plant and equipment	763
Intangible assets	4
Other liabilities (primarily post retirement obligations)	(20)

$875

Effective March 3, 2003, the Company acquired its Memphis, Tennessee refinery from The Williams Companies, Inc. and certain of its subsidiaries (“Williams”), for approximately $475 million, including inventory. The purchase of the Memphis refinery assets and the results of operations of those assets have been included in the Company’s results from the date of acquisition. In addition, Williams or its assignee will be entitled to receive contingent purchase payments up to a maximum aggregate of $75 million over the next seven years, depending on the refining margins during that period. Any amount the Company pays to Williams or its assignee for the contingent consideration will be recorded as goodwill. The Company paid $27.6 million of contingent consideration through the third quarter of 2004.

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

3.	Inventories

The carrying value of inventories consisted of the following:

	September 30, 2004	December 31, 2003
Crude oil	$311.2	$268.4
Refined products and blendstocks	495.0	334.7
Warehouse stock and other	36.1	27.2

	$842.3	$630.3

The market value of crude oil, refined products and blendstock inventories as of September 30, 2004 was approximately $560 million (December 31, 2003 - $174 million) above carrying value.

4.	Other Assets

Other assets consisted of the following:

	September 30, 2004	December 31, 2003
Deferred turnaround costs	$116.6	$76.0
Deferred financing costs	41.7	35.6
Other	7.8	4.0

	$166.1	$115.6

Amortization of deferred financing costs for the three months ended September 30, 2004 and 2003 was $2.1 million and $2.2 million, respectively, for both the Company and PRG and is included in “Interest and finance expense.” Amortization of deferred financing costs for the nine months ended September 30, 2004 and 2003 was $6.4 million and $6.8 million, respectively, for both the Company and PRG.

For the three and nine months ended September 30, 2004, the Company incurred deferred financing costs of nil and $16.1 million, respectively, related to the new $1 billion credit facility and the issuance of $400 million of senior notes. As a result of the early extinguishment of the $785 million credit facility, the Company and PRG recorded a loss of nil and $3.6 million for the three and nine months ended September 30, 2004, respectively. The loss represented a write-off of unamortized deferred financing costs.

For the three and nine months ended September 30, 2003, the Company incurred deferred financing costs of $0.2 million and $25.5 million, respectively, related to the amendment of its credit agreement and the issuance of $825 million in senior notes under two separate offerings.

As a result of the early extinguishment of long-term debt and credit agreement restructuring in 2003, the Company recorded a loss of nil (PRG nil) and $10.4 million (PRG $8.1 million) for the three and nine months ended September 30, 2003, respectively. The loss included a cash premium of $5.0 million (PRG $2.7 million) and a write-off of unamortized deferred financing costs of $5.4 million for the nine months ended September 30, 2003.

5.	Employee Benefit Plans

The following table provides the components of net periodic benefit cost for the three and nine month periods ended September 30:

	Pension Benefits				Other Postretirement Benefits
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Components of Net Periodic Benefit Costs:
Service cost	$3.5	$2.1	$8.6	$5.2	$0.9	$0.8	$2.5	$2.1
Interest cost	0.2	0.1	0.6	0.2	1.7	1.8	5.0	4.5
Recognized actuarial loss	—	—	—	—	0.5	0.5	1.6	1.5
Expected return on plan assets	(0.2)	0.1	(0.4)	0.2	(0.1)	—	(0.1)	—
Amortization of prior service costs	0.1	—	0.3	—	(0.1)	(0.1)	(0.3)	(0.3)

Net periodic benefit cost	$3.6	$2.3	$9.1	$5.6	$2.9	$3.0	$8.7	$7.8

As of December 31, 2003, the Company expected to contribute a total of $9 million to its pension plans in 2004. As of September 30, 2004, the Company had contributed $11.5 million to its pension plans and does not expect to contribute any more funds to its pension plans during the remainder of 2004. The increase in actual contributions over the expected contributions was due to the Company funding the pension plans earlier than expected.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act will provide prescription drug coverage to retirees beginning in 2006 and will provide subsidies to sponsors of post-retirement medical plans that provide prescription drug coverage.

In May 2004, the FASB issued FSP 106-2 Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). The Company has applied FSP 106-2 retroactively to the date of enactment. The impact of adopting FSP 106-2 resulted in a reduction in the Company’s accumulated projected benefit obligation (“APBO”) of $15.5 million for the full year 2004 and a reduction of $0.8 and $1.5 million for net periodic pension cost for both the three and nine months ended September 30, 2004, respectively. The Company’s actuaries have determined the plan is actuarially equivalent. The Company is currently evaluating the expected gross receipts to be received from the subsidy; no subsidies have been received as of September 30, 2004.

6.	Refinery Restructuring and Other Charges

During the three months ended September 30, 2004, the Company recorded refinery restructuring and other charges of $1.1 million. The charges relate to expenses associated with safety and environmental matters at closed refineries. During the nine months ended September 30, 2004, the Company recorded refinery restructuring and other charges of $10.4 million. The charges include $7.3 million related to the St. Louis administrative office closure and $3.1 million related to expenses associated with safety and environmental matters at closed refineries.

During the three months ended September 30, 2003, the Company recorded refinery restructuring and other charges of $2.9 million related to the Company’s plans to close the St. Louis administrative office. During the nine months ended September 30, 2003, the Company recorded refinery restructuring and other charges of $18.6 million. The nine month charge also included a $1.6 million reversal of restructuring charges related to the administrative restructuring which began in 2002, a $0.7 million charge related to the St. Louis office closure and a $16.6 million charge related to the then potential sale of certain Hartford refinery assets.

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

The following table summarizes the expected expenses associated with the administrative restructuring and provides a reconciliation of the administrative restructuring liability as of September 30, 2004:

	Severance	Other Costs	Total Costs
Summary of Restructuring Expenses:
Expected total restructuring expenses	$5.9	$10.5	$16.4
Expenses recorded for the nine months ended September 30, 2004	0.9	6.4	7.3
Cumulative expenses recorded to date	5.9	10.5	16.4
Liability Activity:
Beginning balance, December 31, 2003	$5.2	$—	$5.2
Expenses recorded for the nine months ended September 30, 2004	0.9	6.4	7.3
Cash outflows	(5.7)	(6.4)	(12.1)

Ending balance, September 30, 2004	$0.4	$—	$0.4

7.	Interest and Finance Expense

Interest and finance expense included in the Company’s statements of operations consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Interest expense	$38.8	$33.4	$110.0	$91.6
Financing costs	2.1	2.4	6.4	7.1
Capitalized interest	(5.8)	(3.8)	(14.7)	(9.4)

	$35.1	$32.0	$101.7	$89.3

PRG’s interest and finance expense included in the statements of operations was $34.7 million and $100.6 million for the three and nine months ended September 30, 2004, respectively and is the same as Premcor Inc.’s interest expense, except that it excludes interest expense on the $10.0 million of capital lease obligations (see Note 9). PRG’s interest and finance expense included in the statements of operations was $31.6 million and $87.7 million for the three and nine months ended September 30, 2003, respectively and is the same as Premcor Inc.’s interest expense, except that it excludes interest expense on the $10.4 million of capital lease obligations.

The Company paid cash for interest for the three months ended September 30, 2004 and 2003 of $52.8 million and $43.3 million, respectively. The Company paid cash for interest for the nine months ended September 30, 2004 and 2003 of $112.0 million and $81.5 million, respectively. PRG paid cash for interest for the three months ended September 30, 2004 and 2003 of $52.3 million and $42.9 million, respectively. PRG paid cash for interest for the nine months ended September 30, 2004 and 2003 of $110.9 million and $78.7 million, respectively.

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

The covenants and conditions under this new credit agreement are generally less restrictive than the covenants contained in the agreement governing PRG’s terminated $785 million facility. The new credit agreement contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments, restricted payments as defined, and the sale of assets. The covenants also provide that in the event PRG does not maintain certain availability within the facility, additional restrictions and a cumulative cash flow test will apply. PRG was in compliance with these covenants as of September 30, 2004.

As of September 30, 2004, the borrowing base for the new credit facility was $1,909.3 million, with $483.8 million of the facility utilized for letters of credit. As of December 31, 2003, the borrowing base for the old credit facility was $1,348.9 million with $602.1 million of the facility utilized for letters of credit. There were no direct borrowings under the applicable credit facilities as of September 30, 2004 or December 31, 2003.

9.	Long-term Debt

Long-term debt consisted of the following:

	September 30, 2004	December 31, 2003
12½% Senior Notes due January 15, 2009 (“12½% Senior Notes”) (1)	$197.6	$221.8
9¼% Senior Notes due February 1, 2010 (“9¼% Senior Notes”) (2)	175.0	175.0
6¾% Senior Notes due February 1, 2011 (“6¾% 2011 Senior Notes”) (2)	210.0	210.0
6 1/8% Senior Notes due February 1, 2011 (“6 1/8% Senior Notes”) (2)	200.0	—
7¾% Senior Subordinated Notes due February 1, 2012 (“7¾% Senior Subordinated Notes”) (2)	175.0	175.0
9½% Senior Notes due February 1, 2013 (“9½% Senior Notes”) (2)	350.0	350.0
6¾% Senior Notes due February 1, 2014 (“6¾% 2014 Senior Notes”) (2)	200.0	—
7½% Senior Notes due June 15, 2015 (“7½% Senior Notes”) (2)	300.0	300.0
Ohio Water Development Authority Environmental Facilities Revenue Bonds due December 1, 2031 (“Series 2001 Ohio Bonds”) (2)	10.0	10.0
Obligation under capital leases (3)	10.0	10.3

	1,827.6	1,452.1
Less current portion	(38.8)	(26.1)

Total long-term debt at Premcor Inc.	$1,788.8	$1,426.0

(1)	Issued or borrowed by Port Arthur Finance Corp., a subsidiary of PACC
(2)	Issued or borrowed by stand-alone PRG
(3)	Assumed by The Premcor Pipeline Co., a subsidiary of Premcor USA Inc.

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

PRG’s long-term debt, including current maturities, as of September 30, 2004 was $1,817.6 million and is the same as Premcor Inc.’s long-term debt as noted in the table above except that it excludes the $10.0 million of capital lease obligations. The Premcor Pipeline Co. assumed these lease obligations as part of the Memphis acquisition. PRG’s long-term debt, including current maturities, as of December 31, 2003 was $1,441.8 million and is the same as Premcor Inc.’s long-term debt as noted in the table above except that it excludes the $10.3 million of capital lease obligations.

10. Stockholders’ Equity

On April 23, 2004, Premcor Inc. completed a public offering of 14,950,000 shares of common stock, which included 1,950,000 shares related to the overallotment option, which was exercised by the underwriter. The shares were issued at a price of $34.00 per share and the Company received proceeds, net of underwriter’s discount and commissions, of $490 million. A portion of the proceeds was used to purchase the Delaware City refinery complex, which is discussed in Note 2. Stockholders’ equity also reflects the receipt of proceeds from the exercise of stock options.

11. Income Taxes

Our effective tax rate was 37.4% for the nine months ended September 30, 2004 as compared to 34.7% in 2003. Our subsidiaries are subject to different statutory tax rates. These differing tax rates and the differing amount of taxable income or loss recognized by each subsidiary impact our consolidated effective tax rate. The increase in our 2004 consolidated effective tax rate as compared to 2003 resulted from a lower percentage of our 2004 consolidated income being recognized by Sabine, which has a lower effective tax rate than other subsidiaries.

The Company made net cash income tax payments of $3.3 million and $5.6 million for the three and nine months ended September 30, 2004, respectively. The Company received net cash income tax refunds of $0.3 million for the three months ended September 30, 2003 and made net cash income tax payments of $2.0 million for the nine months ended September 30, 2003. PRG made no net cash income tax payments for the three months ended September 30, 2004. PRG made net cash income tax payments of $0.1 million for the nine months ended September 30, 2004. PRG received net cash income tax refunds of $0.3 and $0.1 million for the three and nine months ended September 30, 2003, respectively.

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

12. Discontinued Operations

In connection with the 1999 sale of PRG’s retail assets to Clark Retail Enterprises, Inc. (“CRE”), PRG assigned certain leases and subleases of retail stores to CRE. Subject to certain defenses, PRG remained jointly and severally liable for CRE’s obligations under approximately 150 of these leases, including payment of rent and taxes. PRG may also be contingently liable for environmental obligations at these sites. In 2002, CRE and its parent company, Clark Retail Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2004, the CRE bankruptcy estate was liquidated and the case dismissed. As of September 30, 2004, PRG was subleasing 28 operating stores, the leases on 18 stores had either been terminated or expired, the leases on 103 operating stores were held by third parties, and PRG is in the process of buying out the leases on the remaining two stores. For the three and nine months ended September 30, 2004, PRG recorded an after-tax charge of $2.8 million and $4.6 million, respectively. These charges represent the estimated net present value of its remaining liability under the current operating stores that were subleased, net of estimated sublease income, and other direct costs. For the three and nine months ended September 30, 2003, PRG recorded an after-tax charge of $0.4 million and $6.9 million, respectively representing the estimated net present value of its remaining liability under the current operating stores that were subleased, net of estimated sublease income, and other direct costs. The following table reconciles the activity and balance of the liability for the lease obligations as well as the Company’s environmental liability for previously owned and leased retail sites:

	Lease Obligations	Environmental Obligations of Previously Owned and Leased Sites	Total Discontinued Operations
Beginning balance, December 31, 2003	$7.4	$21.2	$28.6
Accretion and other expenses	7.5	—	7.5
Net cash outlays	(3.6)	(1.0)	(4.6)

Ending balance, September 30, 2004	$11.3	$20.2	$31.5

The primary obligation under a majority of the non-rejected leases and subleases was transferred in a CRE bankruptcy sale process to various unrelated third parties; however, the Company may remain jointly and severally liable on the assigned leases. PRG could still become potentially obligated on the remaining 103 operating store leases which are held by third parties if the current lessee defaults on its lease obligations.

13. Earnings per Share

The common stock shares used to compute the Company’s basic and diluted earnings per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	89.2	74.1	82.9	72.3
Dilutive effect of stock options	2.1	0.9	1.9	0.8

Weighted average common shares outstanding, assuming dilution	91.3	75.0	84.8	73.1

Outstanding stock options totaling 3.7 million (2003 – 3.7 million) and 3.8 million (2003 – 3.7 million) common shares for the three and nine month periods ended September 30, 2004, respectively, were excluded from the diluted earnings per share calculation because they did not have a dilutive effect under the treasury stock method. In addition, outstanding stock options totaling nil (2003 – 0.5 million) and nil (2003 – 0.5 million) common shares for the three and nine month periods ended September 30, 2004, respectively, were excluded from the diluted earnings per share calculation because they were anti-dilutive.

14. Condensed Consolidating Financial Statements of PRG as Co-guarantor of PAFC’s Senior Notes

Presented below are the PRG condensed consolidating balance sheets, statements of operations, and statements of cash flows as required by Rule 3-10 of the Securities Exchange Act of 1934, as amended. PRG along with PACC, Sabine, and various other subsidiaries of Sabine are full and unconditional guarantors of Port Arthur Finance Corp’s (“PAFC”) 12½% Senior Notes. Sabine indirectly owns PACC through its 100% ownership of PACC’s general and limited partners. PAFC is a wholly owned subsidiary of PACC. Under Rule 3-10, the condensed consolidating balance sheets, statements of operations, and statements of cash flows presented below meet the requirements for financial statements of the issuer and each guarantor of the notes since the issuer and guarantors are all direct or indirect wholly owned subsidiaries of PRG, and all guarantees are full and unconditional on a joint and several basis.

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of September 30, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$528.5	$—	$—	$—	$528.5
Cash restricted for debt service	—	—	54.6	—	54.6
Short-term investments	1.7	—	—	—	1.7
Accounts receivable	785.5	—	0.8	(0.3)	786.0
Receivable from affiliates	85.4	44.0	—	(47.4)	82.0
Inventories	823.5	—	19.0	(0.2)	842.3
Prepaid expenses and other	70.3	—	2.5	—	72.8
Current deferred tax asset	24.3	—	—	—	24.3

Total current assets	2,319.2	44.0	76.9	(47.9)	2,392.2

PROPERTY, PLANT AND EQUIPMENT, NET	2,055.9	—	585.7	—	2,641.6
DEFERRED INCOME TAXES	15.4	—	—	(15.4)	—
INVESTMENT IN AFFILIATES	85.7	—	—	(85.7)	—
GOODWILL	27.6	—	—	—	27.6
OTHER ASSETS	153.3	—	12.8	—	166.1
NOTE RECEIVABLE FROM AFFILIATE	—	171.6	—	(171.6)	—

	$4,657.1	$215.6	$675.4	$(320.6)	$5,227.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$751.4	$—	$164.9	$—	$916.3
Payable to affiliates	89.2	—	128.9	(8.9)	209.2
Accrued expenses and other	151.9	5.5	1.7	(0.3)	158.8
Accrued taxes other than income	45.2	—	4.7	—	49.9
Current portion of long-term debt	—	38.5	—	—	38.5
Current portion of notes payable to affiliate	—	—	38.5	(38.5)	—

Total current liabilities	1,037.7	44.0	338.7	(47.7)	1,372.7

LONG-TERM DEBT	1,620.0	171.6	—	(12.5)	1,779.1
DEFERRED INCOME TAXES	64.3	—	90.8	(15.6)	139.5
OTHER LONG-TERM LIABILITIES	176.5	—	1.1	—	177.6
NOTE PAYABLE TO AFFILIATE	—	—	171.6	(171.6)	—
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ EQUITY:
Common stock	—	—	0.1	(0.1)	—
Paid-in capital	1,232.3		(324.1)	324.1	1,232.3
Retained earnings	526.3	—	397.2	(397.2)	526.3

Total common stockholders’ equity	1,758.6	—	73.2	(73.2)	1,758.6

	$4,657.1	$215.6	$675.4	$(320.6)	$5,227.5

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$4,440.8	$—	$889.5	$(923.0)	$4,407.3
Equity in earnings of affiliates	93.3	—	—	(93.3)	—

Expenses:
Cost of sales	4,081.4	—	680.0	(913.9)	3,847.5
Operating expenses	175.0	—	52.0	(9.1)	217.9
General and administrative expenses	35.6	—	1.0	—	36.6
Stock-based compensation	4.9	—	—	—	4.9
Depreciation	20.4	—	5.6	—	26.0
Amortization	14.1	—	0.1	—	14.2
Refinery restructuring and other charges	1.1	—	—	—	1.1

	4,332.5	—	738.7	(923.0)	4,148.2

Operating income	201.6	—	150.8	(93.3)	259.1

Interest and finance expense	(27.6)	(6.7)	(7.5)	7.1	(34.7)
Loss on extinguishment of debt	—	—	—	—	—
Interest income	1.4	6.7	0.2	(7.1)	1.2

Income from continuing operations before income taxes	175.4	—	143.5	(93.3)	225.6

Income tax provision	(32.2)	—	(50.2)	—	(82.4)

Income from continuing operations	143.2	—	93.3	(93.3)	143.2

Loss from discontinued operations, net of tax	(2.8)	—	—	—	(2.8)

Net income	$140.4	$—	$93.3	$(93.3)	$140.4

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$10,613.0	$—	$2,162.8	$(2,244.4)	$10,531.4
Equity in earnings of affiliates	142.7	—	—	(142.7)	—

Expenses:
Cost of sales	9,588.2	—	1,750.3	(2,218.1)	9,120.4
Operating expenses	436.5	—	150.3	(26.3)	560.5
General and administrative expenses	89.3	—	2.9	—	92.2
Stock-based compensation	14.7	—	—	—	14.7
Depreciation	50.6	—	16.6	—	67.2
Amortization	42.8	—	0.5	—	43.3
Refinery restructuring and other charges	10.4	—	—	—	10.4

	10,232.5	—	1,920.6	(2,244.4)	9,908.7

Operating income	523.2	—	242.2	(142.7)	622.7

Interest and finance expense	(78.7)	(20.8)	(23.1)	22.0	(100.6)
Loss on extinguishment of debt	(3.6)	—	—	—	(3.6)
Interest income	5.0	20.8	0.4	(22.0)	4.2

Income from continuing operations before income taxes	445.9	—	219.5	(142.7)	522.7

Income tax provision	(118.8)	—	(76.8)	—	(195.6)

Income from continuing operations	327.1	—	142.7	(142.7)	327.1

Loss from discontinued operations, net of tax	(4.6)	—	—	—	(4.6)

Net income	$322.5	$—	$142.7	$(142.7)	$322.5

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$322.5	$—	$142.7	$(142.7)	$322.5

Adjustments:
Loss from discontinued operations	4.6	—	—	—	4.6
Depreciation	50.6	—	16.6	—	67.2
Amortization	47.1	—	2.6	—	49.7
Deferred income taxes	61.0	—	31.3	(0.1)	92.2
Stock-based compensation	14.7	—	—	—	14.7
Refinery restructuring and other charges	(4.8)	—	—	—	(4.8)
Write-off of deferred financing costs	3.6	—		—	3.6
Equity in earnings of affiliates	(142.7)	—	—	142.7	—
Other, net	2.2	—	0.9	0.1	3.2

CASH (REINVESTED IN) PROVIDED BY WORKING CAPITAL :
Accounts receivable, prepaid expenses and other	(132.6)	—	2.4	(0.5)	(130.7)
Inventories	(101.5)	—	5.8	—	(95.7)
Accounts payable, accrued expenses, taxes other than income, and other	82.3	(8.0)	92.4	0.5	167.2
Affiliate receivables and payables	16.9	33.8	49.9	—	100.6
Cash and cash equivalents restricted for debt service	—	—	8.1	—	8.1

Net cash provided by operating activities of continuing operations	223.9	25.8	352.7	—	602.4
Net cash used in operating activities of discontinued operations	(4.6)	—	—	—	(4.6)

Net cash provided by operating activities	219.3	25.8	352.7	—	597.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(231.5)	—	(0.3)	—	(231.8)
Expenditures for turnaround	(83.0)	—	(0.9)	—	(83.9)
Expenditures for refinery acquisition, net	(874.8)	—	—	—	(874.8)
Earn-out payment associated with refinery acquisition	(13.4)	—	—	—	(13.4)
Purchases and maturities of investments, net	1.5	—	—	(1.5)	—

Net cash used in investing activities	(1,201.2)	—	(1.2)	(1.5)	(1,203.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	400.0	—	—	—	400.0
Long-term debt and capital lease payments	—	(25.8)	—	1.5	(24.3)
Capital contributions, net	749.6	—	(355.4)	—	394.2
Cash and cash equivalent restricted for debt repayment		—	3.9	—	3.9
Deferred financing costs	(16.1)	—	—	—	(16.1)

Net cash provided by (used in) financing activities	1,133.5	(25.8)	(351.5)	1.5	757.7

NET INCREASE IN CASH AND CASH EQUIVALENTS	151.6	—	—	—	151.6
CASH AND CASH EQUIVALENTS, beginning of period	376.9	—	—	—	376.9

CASH AND CASH EQUIVALENTS, end of period	$528.5	$—	$—	$—	$528.5

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2003

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$376.9	$—	$—	$—	$376.9
Cash restricted for debt service	—	—	66.6	—	66.6
Short-term investments	1.7	—	—	—	1.7
Accounts receivable	623.4	—	0.8	(0.8)	623.4
Receivable from affiliates	77.7	39.3	38.2	(132.7)	22.5
Inventories	605.5	—	24.8	—	630.3
Prepaid expenses and other	88.6	—	4.5	—	93.1

Total current assets	1,773.8	39.3	134.9	(133.5)	1,814.5

PROPERTY, PLANT AND EQUIPMENT, NET	1,113.5	—	602.0	—	1,715.5
DEFERRED INCOME TAXES	36.6	—	—	(36.6)	—
INVESTMENT IN AFFILIATES	300.0	—	—	(300.0)	—
GOODWILL	14.2	—	—	—	14.2
OTHER ASSETS	100.5	—	15.1	—	115.6
NOTE RECEIVABLE FROM AFFILIATE	—	210.1	—	(210.1)	—

	$3,338.6	$249.4	$752.0	$(680.2)	$3,659.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$707.1	$—	$72.8	$—	$779.9
Payable to affiliates	64.5	—	91.4	(106.9)	49.0
Accrued expenses and other	114.1	13.5	1.1	(0.8)	127.9
Accrued taxes other than income	49.2	—	4.6	—	53.8
Current portion of long-term debt	—	25.8	—	—	25.8
Current portion of notes payable to affiliate	—	—	25.8	(25.8)	—

Total current liabilities	934.9	39.3	195.7	(133.5)	1,036.4

LONG-TERM DEBT	1,220.0	210.1	—	(14.1)	1,416.0
DEFERRED INCOME TAXES	—	—	59.5	(36.6)	22.9
OTHER LONG-TERM LIABILITIES	157.1	—	0.8	—	157.9
NOTE PAYABLE TO AFFILIATE	—	—	210.1	(210.1)	—
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ EQUITY:
Common stock	—	—	0.1	(0.1)	—
Paid-in capital	822.7	—	206.0	(206.0)	822.7
Retained earnings	203.9	—	79.8	(79.8)	203.9

Total common stockholders’ equity	1,026.6	—	285.9	(285.9)	1,026.6

	$3,338.6	$249.4	$752.0	$(680.2)	$3,659.8

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2003

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$2,546.2	$—	$554.0	$(669.1)	$2,431.1
Equity in earnings of affiliates	(3.1)	—	—	3.1	—

Expenses:
Cost of sales	2,280.9	—	500.8	(660.7)	2,121.0
Operating expenses	98.4	—	43.5	(8.4)	133.5
General and administrative expenses	21.3	—	1.0	—	22.3
Stock-based compensation	4.5	—	—	—	4.5
Depreciation	10.5	—	5.4	—	15.9
Amortization	11.6	—	0.1	—	11.7
Refinery restructuring and other charges	2.9	—	—	—	2.9

	2,430.1	—	550.8	(669.1)	2,311.8

Operating income	113.0	—	3.2	3.1	119.3

Interest and finance expense	(24.1)	(7.4)	(8.0)	7.9	(31.6)
Interest income	1.8	7.4	0.1	(7.9)	1.4

Income from continuing operations before income taxes	90.7	—	(4.7)	3.1	89.1

Income tax provision	(33.7)	—	1.6	—	(32.1)

Income from continuing operations	57.0	—	(3.1)	3.1	57.0

Loss from discontinued operations, net of tax	(0.4)	—	—	—	(0.4)

Net income	$56.6	$—	$(3.1)	$3.1	$56.6

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2003

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$6,910.2	$—	$1,838.3	$(2,202.2)	$6,546.3
Equity in earnings of affiliates	102.4	—	—	(102.4)	—

Expenses:
Cost of sales	6,375.8	—	1,508.5	(2,176.9)	5,707.4
Operating expenses	281.3	—	127.4	(25.3)	383.4
General and administrative expenses	46.7	—	2.9	—	49.6
Stock-based compensation	13.2	—	—	—	13.2
Depreciation	29.8	—	16.3	—	46.1
Amortization	30.2	—	0.1	—	30.3
Refinery restructuring and other charges	18.6	—	—	—	18.6

	6,795.6	—	1,655.2	(2,202.2)	6,248.6

Operating income	217.0	—	183.1	(102.4)	297.7

Interest and finance expense	(63.2)	(22.8)	(25.3)	23.6	(87.7)
Loss on extinguishment of debt	(7.4)	—	(0.7)	—	(8.1)
Interest income	4.3	22.8	0.5	(23.6)	4.0

Income from continuing operations before income taxes	150.7	—	157.6	(102.4)	205.9

Income tax provision	(16.3)	—	(55.2)	—	(71.5)

Income from continuing operations	134.4	—	102.4	(102.4)	134.4

Loss from discontinued operations, net of tax	(6.9)	—	—	—	(6.9)

Net income	$127.5	$—	$102.4	$(102.4)	$127.5

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2003

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127.5	$—	$102.4	$(102.4)	$127.5

Adjustments:
Loss from discontinued operations	11.2	—	—	—	11.2
Depreciation	29.8	—	16.3	—	46.1
Amortization	34.5	—	2.7	—	37.2
Deferred income taxes	27.1	—	14.8	—	41.9
Stock-based compensation	13.2	—	—	—	13.2
Refinery restructuring and other charges	13.6	—	—	—	13.6
Write-off of deferred financing costs	4.7	—	0.7	—	5.4
Equity in earnings of affiliates	(102.4)	—	—	102.4	—
Other, net	5.1	0.1	0.6	—	5.8

CASH (REINVESTED IN) PROVIDED BY WORKING CAPITAL :
Accounts receivable, prepaid expenses and other	(169.6)	—	(3.3)	0.4	(172.5)
Inventories	(161.4)	—	(8.6)	—	(170.0)
Accounts payable, accrued expenses, taxes
other than income, and other	177.5	(8.3)	(75.2)	(0.4)	93.6
Affiliate receivables and payables	(129.2)	23.0	129.0	—	22.8
Cash and cash equivalents restricted for debt service	—	—	7.6	—	7.6

Net cash (used in) provided by operating activities of continuing operations	(118.4)	14.8	187.0	—	83.4
Net cash used in operating activities of discontinued operations	(4.4)	—	—	—	(4.4)

Net cash (used in) provided by operating activities	(122.8)	14.8	187.0	—	79.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(104.0)	—	(8.9)	—	(112.9)
Expenditures for turnaround	(9.5)	—	(3.2)	—	(12.7)
Expenditures for refinery acquisition, net	(476.0)	—	—	—	(476.0)
Proceeds from sale of assets	40.0	—	—	—	40.0
Purchases and maturities of investments, net	(14.1)	—	—	14.1	—
Cash and cash equivalents restricted for investment in capital additions	2.6	—	(0.4)	—	2.2

Net cash (used in) provided by investing activities	(561.0)	—	(12.5)	14.1	(559.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	825.0	—	—	—	825.0
Long-term debt and capital lease payments	(240.2)	(14.8)	—	(14.1)	(269.1)
Capital contributions, net	438.0	—	(174.7)	—	263.3
Cash and cash equivalent restricted for debt repayment	—	—	0.2	—	0.2
Deferred financing costs	(25.5)	—	—	—	(25.5)

Net cash provided by (used in) financing activities	997.3	(14.8)	(174.5)	(14.1)	793.9

NET INCREASE IN CASH AND CASH EQUIVALENTS	313.5	—	—	—	313.5
CASH AND CASH EQUIVALENTS, beginning of period	119.7	—	—	—	119.7

CASH AND CASH EQUIVALENTS, end of period	$433.2	$—	$—	$—	$433.2

15. Condensed Consolidating Financial Statements of Premcor Inc. as Guarantor of PRG’s Senior Notes

Presented below are the Premcor Inc. condensed consolidating balance sheets, statements of operations, and statements of cash flows as required by Rule 3-10 of the Securities Exchange Act of 1934, as amended. Premcor Inc. is a full and unconditional guarantor of PRG’s 6 1/8% 2011 Senior Notes and 6 3/4% 2014 Senior Notes. Premcor Inc. indirectly owns PRG through its 100% ownership of Premcor USA. PRG is a wholly owned subsidiary of Premcor USA. Under Rule 3-10, the condensed consolidating balance sheets, statements of operations, and statements of cash flows presented below meet the requirements for financial statements of the issuer and the guarantor of the notes, and all guarantees are full and unconditional on a joint and several basis.

Premcor Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of September 30, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$118.2	$528.5	$2.0	$—	$648.7
Cash restricted for debt service	—	54.6	—	—	54.6
Short-term investments	—	1.7	5.3	—	7.0
Accounts receivable	0.1	786.0	0.3	—	786.4
Receivable from affiliates	208.6	82.0	52.0	(342.6)	—
Inventories	—	842.3	—	—	842.3
Prepaid expenses and other	—	72.8	3.6	(3.7)	72.7
Deferred income taxes	—	24.3	2.9	—	27.2

Total current assets	326.9	2,392.2	66.1	(346.3)	2,438.9

PROPERTY, PLANT AND EQUIPMENT, NET	—	2,641.6	44.9	—	2,686.5
INVESTMENT IN AFFILIATES	1,840.6	—	1,722.9	(3,563.5)	—
GOODWILL	—	27.6	—	—	27.6
OTHER ASSETS	—	166.1	—	—	166.1

	$2,167.5	$5,227.5	$1,833.9	$(3,909.8)	$5,319.1

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$916.3	$2.2	$—	$918.5
Payable to affiliates	117.8	209.2	15.8	(342.8)	—
Accrued expenses and other	71.5	158.8	3.4	(3.7)	230.0
Accrued taxes other than income	—	49.9	(0.3)	—	49.6
Current portion of long-term debt	—	38.5	0.3	—	38.8

Total current liabilities	189.3	1,372.7	21.4	(346.5)	1,236.9

LONG-TERM DEBT	—	1,779.1	9.7	—	1,788.8
DEFERRED INCOME TAXES	0.8	139.5	(1.9)	—	138.4
OTHER LONG-TERM LIABILITIES	—	177.6	—	—	177.6
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDER’S EQUITY:
Common stock	0.9	—	0.1	(0.1)	0.9
Paid-in capital	1,694.3	1,232.3	1,507.4	(2,739.7)	1,694.3
Retained earnings	282.2	526.3	297.2	(823.5)	282.2

Total common stockholder’s equity	1,977.4	1,758.6	1,804.7	(3,563.3)	1,977.4

	$2,167.5	$5,227.5	$1,833.9	$(3,909.8)	$5,319.1

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
Net sales and operating revenues	$—	$4,407.3	$6.6	$(6.2)	$4,407.7
Equity in earnings of affiliates	141.1	—	140.9	(282.0)	—

Expenses:
Cost of sales	—	3,847.5	2.1	(4.6)	3,845.0
Operating expenses	—	217.9	2.8	(1.5)	219.2
General and administrative expenses	—	36.6	—	—	36.6
Stock-based compensation	—	4.9	—	—	4.9
Depreciation	—	26.0	0.3	—	26.3
Amortization	—	14.2	—	—	14.2
Refinery restructuring and other charges	—	1.1	—	—	1.1

	—	4,148.2	5.2	(6.1)	4,147.3

Operating income	141.1	259.1	142.3	(282.1)	260.4

Interest and finance expense	—	(34.7)	(0.4)	—	(35.1)
Interest income	0.3	1.2	0.1	0.1	1.7

Income from continuing operations before income taxes	141.4	225.6	142.0	(282.0)	227.0

Income tax provision	(0.1)	(82.4)	(0.4)	—	(82.9)

Income from continuing operations	141.3	143.2	141.6	(282.0)	144.1

Loss from discontinued operations, net of tax	—	(2.8)	—	—	(2.8)

Net income	$141.3	$140.4	$141.6	$(282.0)	$141.3

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
Net sales and operating revenues	$—	$10,531.4	$14.3	$(12.6)	$10,533.1
Equity in earnings of affiliates	324.1	—	323.9	(648.0)	—

Expenses:
Cost of sales	—	9,120.4	2.1	(8.3)	9,114.2
Operating expenses	—	560.5	7.5	(4.3)	563.7
General and administrative expenses	0.1	92.2	0.2	—	92.5
Stock-based compensation	—	14.7	—	—	14.7
Depreciation	—	67.2	0.9	—	68.1
Amortization	—	43.3	—	—	43.3
Refinery restructuring and other charges	—	10.4	—	—	10.4

	0.1	9,908.7	10.7	(12.6)	9,906.9

Operating income	324.0	622.7	327.5	(648.0)	626.2

Interest and finance expense	(0.3)	(100.6)	(1.1)	0.3	(101.7)
Loss on extinguishment of debt	—	(3.6)	—	—	(3.6)
Interest income	1.0	4.2	0.1	(0.3)	5.0

Income from continuing operations before income taxes	324.7	522.7	326.5	(648.0)	525.9

Income tax provision	(0.2)	(195.6)	(1.0)	—	(196.8)

Income from continuing operations	324.5	327.1	325.5	(648.0)	329.1

Loss from discontinued operations, net of tax	—	(4.6)	—	—	(4.6)

Net income	$324.5	$322.5	$325.5	$(648.0)	$324.5

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$324.5	$322.5	$325.5	$(648.0)	$324.5

Adjustments:
Loss from discontinued operations	—	4.6	—	—	4.6
Depreciation	—	67.2	0.9	—	68.1
Amortization	—	49.7	—	—	49.7
Deferred income taxes	1.0	92.2	17.4		110.6
Stock-based compensation	—	14.7	—	—	14.7
Refinery restructuring and other charges	—	(4.8)	—	—	(4.8)
Write-off of deferred financing costs	—	3.6	—	—	3.6
Equity in earnings of affiliates	(324.1)	—	(323.9)	648.0	—
Other, net	(0.7)	3.2	(0.1)	—	2.4

CASH (REINVESTED IN) PROVIDED BY WORKING CAPITAL :
Accounts receivable, prepaid expenses and other	(0.1)	(130.7)	(0.4)	0.5	(130.7)
Inventories	—	(95.7)	—	—	(95.7)
Accounts payable, accrued expenses,				—	—
taxes other than income, and other	73.8	167.2	1.3	(0.5)	241.8
Affiliate receivables and payables	(92.9)	100.6	(7.7)	—	—
Cash and cash equivalents restricted for debt service	—	8.1	—	—	8.1

Net cash (used in) provided by operating activities of continuing operations	(18.5)	602.4	13.0	—	596.9
Net cash used in operating activities of discontinued operations	—	(4.6)	—	—	(4.6)

Net cash (used in) provided by operating activities	(18.5)	597.8	13.0	—	592.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	—	(231.8)	(21.6)	—	(253.4)
Expenditures for turnaround	—	(83.9)	—	—	(83.9)
Expenditures for refinery acquisition, net	—	(874.8)	—	—	(874.8)
Earn-out payment associated with refinery acquisition	—	(13.4)	—	—	(13.4)
Maturities of investments	—	—	(1.1)	—	(1.1)

Net cash used in investing activities	—	(1,203.9)	(22.7)	—	(1,226.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	493.0	—	—	—	493.0
Proceeds from issuance of long-term debt	—	400.0	—	—	400.0
Long-term debt and capital lease payments	—	(24.3)	(0.2)	—	(24.5)
Cash and cash equivalent restricted for debt repayment	—	3.9	—	—	3.9
Capital contributions, net	(404.3)	394.2	10.1	—	—
Deferred financing costs	—	(16.1)	—	—	(16.1)

Net cash provided by financing activities	88.7	757.7	9.9	—	856.3

NET INCREASE IN CASH AND CASH EQUIVALENTS	70.2	151.6	0.2	—	222.0
CASH AND CASH EQUIVALENTS, beginning of period	48.0	376.9	1.8	—	426.7

CASH AND CASH EQUIVALENTS, end of period	$118.2	$528.5	$2.0	$—	$648.7

Premcor Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2003

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$48.0	$376.9	$1.8	$—	$426.7
Cash restricted for debt service	—	66.6	—	—	66.6
Short-term investments	—	1.7	4.2	—	5.9
Accounts receivable	—	623.4	0.1	—	623.5
Receivable from affiliates	99.0	22.5	43.8	(165.3)	—
Inventories	—	630.3	—	—	630.3
Prepaid expenses and other	—	93.1	3.5	(3.9)	92.7
Income tax receivable	2.3	—	—	(2.3)	—

Total current assets	149.3	1,814.5	53.4	(171.5)	1,845.7

PROPERTY, PLANT AND EQUIPMENT, NET	—	1,715.5	24.3	—	1,739.8
INVESTMENT IN AFFILIATES	1,096.8	—	994.6	(2,091.4)	—
GOODWILL	—	14.2	—	—	14.2
OTHER ASSETS	—	115.6	—	—	115.6

	$1,246.1	$3,659.8	$1,072.3	$(2,262.9)	$3,715.3

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$779.9	$—	$—	$779.9
Payable to affiliates	92.1	49.0	15.3	(156.4)	—
Accrued expenses and other	—	127.9	4.1	(6.2)	125.8
Accrued taxes other than income	—	53.8	—	—	53.8
Current portion of long-term debt	—	25.8	0.3	—	26.1
Current portion of notes payable to affiliate	8.9	—	—	(8.9)	—

Total current liabilities	101.0	1,036.4	19.7	(171.5)	985.6

LONG-TERM DEBT	—	1,416.0	10.0	—	1,426.0
DEFERRED INCOME TAXES	(0.1)	22.9	(22.2)	—	0.6
OTHER LONG-TERM LIABILITIES	—	157.9	—	—	157.9
COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDER’S EQUITY:
Common stock	0.7	—	0.1	(0.1)	0.7
Paid-in capital	1,186.8	822.7	1,093.1	(1,915.8)	1,186.8
Retained earnings	(42.3)	203.9	(28.4)	(175.5)	(42.3)

Total common stockholder’s equity	1,145.2	1,026.6	1,064.8	(2,091.4)	1,145.2

	$1,246.1	$3,659.8	$1,072.3	$(2,262.9)	$3,715.3

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2003

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
Net sales and operating revenues	$—	$2,431.1	$3.3	$(2.9)	$2,431.5
Equity in earnings of affiliates	57.3	—	56.8	(114.1)	—

Expenses:
Cost of sales	—	2,121.0	—	(1.9)	2,119.1
Operating expenses	—	133.5	2.3	(1.0)	134.8
General and administrative expenses	—	22.3	(0.4)	—	21.9
Stock-based compensation	—	4.5	—	—	4.5
Depreciation	—	15.9	0.3	—	16.2
Amortization	—	11.7	—	—	11.7
Refinery restructuring and other charges	—	2.9	—	—	2.9

	—	2,311.8	2.2	(2.9)	2,311.1

Operating income	57.3	119.3	57.9	(114.1)	120.4

Interest and finance expense	(0.3)	(31.6)	(0.3)	0.2	(32.0)
Interest income	0.1	1.4	0.1	(0.1)	1.5

Income from continuing operations before income taxes	57.1	89.1	57.7	(114.0)	89.9
Income tax provision	0.1	(32.1)	(0.3)	—	(32.3)

Income from continuing operations	57.2	57.0	57.4	(114.0)	57.6

Loss from discontinued operations, net of tax	—	(0.4)	—	—	(0.4)

Net income	$57.2	$56.6	$57.4	$(114.0)	$57.2

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2003

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
Net sales and operating revenues	$—	$6,546.3	$9.0	$(7.5)	$6,547.8
Equity in earnings of affiliates	127.0	—	128.5	(255.5)	—

Expenses:
Cost of sales	—	5,707.4	—	(4.7)	5,702.7
Operating expenses	—	383.4	5.9	(2.9)	386.4
General and administrative expenses	0.1	49.6	(0.4)	—	49.3
Stock-based compensation	—	13.2	—	—	13.2
Depreciation	—	46.1	0.7	—	46.8
Amortization	—	30.3	—	—	30.3
Refinery restructuring and other charges	—	18.6	—	—	18.6

	0.1	6,248.6	6.2	(7.6)	6,247.3

Operating income	126.9	297.7	131.3	(255.4)	300.5

Interest and finance expense	(0.7)	(87.7)	(1.5)	0.6	(89.3)
Loss on extinguishment of debt	—	(8.1)	(2.3)	—	(10.4)
Interest income	0.8	4.0	0.2	(0.6)	4.4

Income from continuing operations before income taxes	127.0	205.9	127.7	(255.4)	205.2
Income tax provision	—	(71.5)	0.2	—	(71.3)

Income from continuing operations	127.0	134.4	127.9	(255.4)	133.9

Loss from discontinued operations, net of tax	—	(6.9)	—	—	(6.9)

Net income	$127.0	$127.5	$127.9	$(255.4)	$127.0

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2003

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Statement
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127.0	$127.5	$127.9	$(255.4)	$127.0

Adjustments:
Loss from discontinued operations	—	11.2	—	—	11.2
Depreciation	—	46.1	0.7	—	46.8
Amortization	—	37.2	—	—	37.2
Deferred income taxes	1.4	41.9	20.0	0.1	63.4
Stock-based compensation	—	13.2	—	—	13.2
Refinery restructuring and other charges	—	13.6	—	—	13.6
Write-off of deferred financing costs	—	5.4	—	—	5.4
Equity in earnings of affiliates	(127.0)	—	(128.5)	255.5	—
Other, net	0.3	5.8	—	(0.1)	6.0

CASH PROVIDED BY (REINVESTED IN) WORKING CAPITAL :
Accounts receivable, prepaid expenses and other	0.1	(172.5)	2.5	(2.3)	(172.2)
Inventories	—	(170.0)	—	—	(170.0)
Accounts payable, accrued expenses, taxes				—	—
other than income, and other	1.1	93.6	(3.7)	2.4	93.4
Affiliate receivables and payables	(1.6)	22.8	(21.0)	(0.2)	—
Cash and cash equivalents restricted for debt service	—	7.6	—	—	7.6

Net cash provided by (used in) operating activities of continuing operations	1.3	83.4	(2.1)	—	82.6
Net cash used in operating activities of discontinued operations	—	(4.4)	—	—	(4.4)

Net cash provided by (used in) operating activities	1.3	79.0	(2.1)	—	78.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	—	(112.9)	(0.1)	—	(113.0)
Expenditures for turnaround	—	(12.7)	—	—	(12.7)
Expenditures for refinery acquisition, net	—	(476.0)	—	—	(476.0)
Proceeds from sale of assets	—	40.0	—	—	40.0
Purchases of investments	—	—	(1.0)	—	(1.0)
Cash and cash equivalents restricted for investment in capital additions	—	2.2	—	—	2.2

Net cash used in investing activities	—	(559.4)	(1.1)	—	(560.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	306.5	—	—	—	306.5
Proceeds from issuance of long-term debt	—	825.0	—	—	825.0
Long-term debt and capital lease payments	—	(269.1)	(40.2)	—	(309.3)
Cash and cash equivalent restricted for debt repayment	—	0.2	—	—	0.2
Capital contributions, net	(297.5)	263.3	34.2	—	—
Deferred financing costs	—	(25.5)	—	—	(25.5)

Net cash provided by (used in) financing activities	9.0	793.9	(6.0)	—	796.9

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10.3	313.5	(9.2)	—	314.6
CASH AND CASH EQUIVALENTS, beginning of period	37.3	119.7	10.4	—	167.4

CASH AND CASH EQUIVALENTS, end of period	$47.6	$433.2	$1.2	$—	$482.0

16. Stock-based Compensation Expense

As of September 30, 2004, the Company had outstanding stock awards granted prior to January 1, 2002 that are accounted for under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. The stock awards granted or modified after January 1, 2002 are being expensed based on the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation. The effect on net income and earnings per share if the fair value based method of SFAS No. 123 had been applied to all outstanding awards in each period as opposed to only the awards granted or modified after January 1, 2002 is not material.

17. Commitments and Contingencies

Legal and Environmental Liabilities

As a result of its normal course of business, the closure of two refineries, and continuing obligations related to previously owned retail operations (as disclosed in Note 12), the Company is party to certain legal proceedings and environmental-related obligations. As of September 30, 2004, the Company had accrued a total of approximately $96 million (December 31, 2003—$98 million), on primarily an undiscounted basis, for legal and environmental-related obligations. Should a development in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of our accrual, they could have a material adverse effect on the Company’s operating results, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

Environmental Product Standards

The Environmental Protection Agency, or EPA, has promulgated regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and diesel fuel designed to reduce air emissions from the use of these products. The Company expects to incur, in the aggregate, approximately $645 million, of which $317 million has been incurred as of September 30, 2004, in order to comply with environmental regulations related to the new stringent sulfur content specifications. Future revisions to the current cost estimates may be necessary as the Company continues to finalize its engineering and procurement plans. Additionally, the increase in worldwide prices and demand for steel and equipment may also require us to further revise our estimates. Information related to the expected expenditures in relation to these new regulations is shown below.

	Total Estimated Expenditures	Total Expenditures Incurred To-Date	Remaining Expenditures at September 30, 2004
Gasoline low sulfur standards	$315	$284	$31
Diesel low sulfur standards	330	33	297

Total	$645	$317	$328

As of September 30, 2004, the Company had outstanding contractual commitments of $147 million related to the design and construction activity at the refineries for the gasoline and diesel low sulfur standards compliance.

Long-Term Contracts

PACC has a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos, or PEMEX, the Mexican state oil company, which currently supplies approximately 167,000 barrels per day of Maya crude oil to the Port Arthur refinery. On November 1, 2004, the supply agreement will increase to 186,000 barrels per day of Maya crude oil. Under the terms of this agreement, PACC is obligated to buy Maya crude oil from the affiliate of PEMEX, and the affiliate of PEMEX is obligated to sell Maya crude oil to PACC at market prices.

The Company has certain long-term contracts for services and products that have minimum contract volumes or dollar amounts, based on quarterly or annual activity. These contracts are based on market prices, and the minimum requirements are waived in certain instances defined in the contracts. The service contracts have terms extending into 2011 and a hydrogen supply contract expires in 2020.

18. Subsequent Events

On October 26, 2004 the Board of Directors declared a dividend of $0.02 per share payable on December 15, 2004 to all stockholders of record on December 1, 2004.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee” or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those currently anticipated. Factors that could materially affect these forward-looking statements include, but are not limited to, changes in:

•	Industry-wide refining margins and crude oil price differentials;

•	Crude oil and other raw material costs, the cost of transportation of crude oil, embargoes, military conflicts between, or internal instability in, one or more oil-producing countries, governmental actions, and other disruptions of our ability to obtain crude oil;

•	The ability of members of the Organization of the Petroleum Exporting Countries (“OPEC”) to agree on and to maintain production controls and crude oil price;

•	Market volatility due to world and regional events;

•	Availability and cost of debt and equity financing;

•	Labor relations;

•	U.S. and world economic conditions;

•	Supply and demand for refined petroleum products;

•	Reliability and efficiency of our operating facilities which are affected by such potential hazards as equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather and other factors which could result in significant unplanned downtime;

•	Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;

•	Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product specifications and characteristics;

•	Natural gas prices, as our refineries purchase and consume significant amounts of natural gas to fuel their operations;

•	Other unpredictable or unknown factors not discussed, including acts of nature, war or terrorism; and

•	Changes in the credit ratings assigned to Premcor Inc.’s subsidiaries’ debt securities or credit facilities.

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

Results of Operations

The following tables reflect Premcor Inc.’s financial and operating highlights for the three and nine month periods ended September 30, 2004 and 2003.

Financial Results (in millions except per share data)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net sales and operating revenues	$4,407.7	$2,431.5	$10,533.1	$6,547.8
Cost of sales	3,845.0	2,119.1	9,114.2	5,702.7

Gross margin (1)	562.7	312.4	1,418.9	845.1
Operating expenses	219.2	134.8	563.7	386.4
General and administrative expenses	36.6	21.9	92.5	49.3
Stock-based compensation	4.9	4.5	14.7	13.2
Depreciation and amortization	40.5	27.9	111.4	77.1
Refinery restructuring and other charges	1.1	2.9	10.4	18.6

Operating income	260.4	120.4	626.2	300.5
Interest and finance expense, net	(33.4)	(30.5)	(96.7)	(84.9)
Loss on extinguishment of debt	—	—	(3.6)	(10.4)
Income tax provision	(82.9)	(32.3)	(196.8)	(71.3)

Income from continuing operations	144.1	57.6	329.1	133.9
Loss from discontinued operations, net of tax	(2.8)	(0.4)	(4.6)	(6.9)

Net income available to common stockholders	$141.3	$57.2	$324.5	$127.0

Income from continuing operations per common share:
Basic	$1.61	$0.78	$3.97	$1.85
Diluted	1.58	0.77	3.88	1.83

Weighted average common shares outstanding:
Basic	89.2	74.1	82.9	72.3
Diluted	91.3	75.0	84.8	73.1

(1)	In order to assess our operating performance, we compare our actual gross margin (net sales and operating revenues less cost of sales) to industry gross margin benchmarks, such as the crack spread and crude oil price differentials defined in the table below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
Market Indicators (dollars per barrel, unless otherwise noted)

West Texas Intermediate, or “WTI” (sweet)	$43.80	$30.20		$39.12	$31.13
Crack Spreads:
Gulf Coast 2/1/1	5.84	4.32		6.13	4.23
Chicago 3/2/1	7.40	8.03		8.41	6.98
NYH RFG 3/2/1 (since May 1, 2004)	7.80	*	*	9.32	*	*
Crude Oil Differentials:
WTI less Maya (heavy sour)	11.64	5.82		9.91	6.88
WTI less Arab Medium (since May 1, 2004)	6.02	*	*	5.97	*	*
WTI less WTS (light sour)	3.86	2.63		3.41	2.84
WTI less Dated Brent (foreign)	2.22	1.82		2.82	2.49
Natural Gas (per mmbtu)	5.40	4.84		5.60	5.49

**	Not meaningful

Selected Volumetric and Per Barrel Data (in thousands of bpd, except as noted)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Total throughput by refinery:
Port Arthur	239.5	240.6	230.4	248.8
Lima	147.1	149.4	126.4	138.9
Memphis (1)	153.9	168.6	154.4	130.9
Delaware City (2)	180.9	—	99.7	—

Total throughput	721.4	558.6	610.9	518.6

Total throughput (in millions of barrels)	66.4	51.4	167.4	141.6

Per barrel of total throughput: (in dollars)
Gross margin	$8.47	$6.08	$8.48	$5.97
Operating expenses	3.30	2.62	3.37	2.73

(1)	We acquired the Memphis refinery effective March 3, 2003 and the total throughput for the nine months ended September 30, 2003 reflected 212 days of operations averaged over that period. Total throughput averaged 168.6 mbpd during the 212 days of operations in 2003.
(2)	We acquired the Delaware City refinery effective May 1, 2004 and the total throughput for the nine months ended September 30, 2004 reflected 153 days of operations averaged over that period. Total throughput averaged 178.6 mbpd during the 153 days of operations in 2004.

	Three months ended September 30, 2004						Three months ended September 30, 2003
Selected Volumetric Data (in thousands of bpd)	Port Arthur	Lima	Memphis	Delaware City (3)	Total	Percent of Total	Port Arthur	Lima	Memphis (2)	Total	Percent of Total
Throughput:
Crude unit throughput	226.0	144.3	140.4	169.9	680.6	94%	221.5	150.2	154.8	526.5	94%
Other throughputs	13.5	2.8	13.5	11.0	40.8	6%	19.1	(0.8)	13.8	32.1	6%

Total throughput	239.5	147.1	153.9	180.9	721.4	100%	240.6	149.4	168.6	558.6	100%

Production:
Light products:
Conventional gasoline	95.9	59.4	63.6	57.3	276.2	37%	79.1	55.4	69.3	203.8	36%
Premium and reformulated gasoline	20.9	24.3	11.3	30.6	87.1	12%	34.1	30.7	18.8	83.6	15%
Diesel fuel	59.7	19.7	42.3	37.3	159.0	22%	73.5	20.0	45.4	138.9	25%
Jet fuel	23.7	24.3	25.2	23.3	96.5	13%	16.5	24.9	23.4	64.8	11%
Other products / blendstocks, net	18.9	15.2	6.2	15.9	56.2	7%	10.4	15.2	5.9	31.5	6%

Total light products	219.1	142.9	148.6	164.4	675.0	91%	213.6	146.2	162.8	522.6	93%
Solid by products / residual oil (1)	32.2	5.5	5.2	19.9	62.8	9%	35.2	4.4	3.6	43.2	7%

Total production	251.3	148.4	153.8	184.3	737.8	100%	248.8	150.6	166.4	565.8	100%

	Nine months ended September 30, 2004						Nine months ended September 30, 2003
Selected Volumetric Data (in thousands of bpd)	Port Arthur	Lima	Memphis	Delaware City (3)	Total	Percent of Total	Port Arthur	Lima	Memphis (2)	Total	Percent of Total
Throughput:
Crude unit throughput	215.6	126.1	141.4	94.4	577.5	95%	237.1	138.9	125.4	501.4	97%
Other throughputs	14.8	0.3	13.0	5.3	33.4	5%	11.7	—	5.5	17.2	3%

Total throughput	230.4	126.4	154.4	99.7	610.9	100%	248.8	138.9	130.9	518.6	100%

Production:
Light products:
Conventional gasoline	86.7	53.2	64.3	32.4	236.6	38%	83.2	51.4	54.3	188.9	36%
Premium and reformulated gasoline	21.8	19.7	10.3	18.3	70.1	11%	33.8	28.4	12.0	74.2	14%
Diesel fuel	58.8	17.6	44.0	19.4	139.8	22%	80.1	20.8	36.9	137.8	26%
Jet fuel	22.8	19.8	24.1	14.4	81.1	13%	17.3	22.5	19.2	59.0	11%
Other products / blendstocks, net	23.2	12.5	6.0	7.5	49.2	8%	9.0	13.0	4.9	26.9	5%

Total light products	213.3	122.8	148.7	92.0	576.8	92%	223.4	136.1	127.3	486.8	92%
Solid by products / residual oil (1)	28.7	4.4	5.3	9.8	48.2	8%	33.7	4.2	2.9	40.8	8%

Total production	242.0	127.2	154.0	101.8	625.0	100%	257.1	140.3	130.2	527.6	100%

(1)	Volumes are per barrel equivalents.
(2)	We acquired the Memphis refinery effective March 3, 2003 and the total throughput for the nine months ended September 30, 2003 reflected 212 days of operations averaged over that period. Total throughput averaged 168.6 mbpd during the 212 days of operations in 2003.
(3)	We acquired the Delaware City refinery effective May 1, 2004 and the total throughput for the nine months ended September 30, 2004 reflected 153 days of operations averaged over that period. Total throughput averaged 178.6 mbpd during the 153 days of operations in 2004.

Three and Nine Months Ended September 30, 2004 and 2003

Overview. Net income available to common stockholders was $141.3 million ($1.55 per diluted share) for the three months ended September 30, 2004 as compared to $57.2 million ($0.76 per diluted share) in 2003. Our operating income was $260.4 million for the three months ended September 30, 2004 as compared to $120.4 million in 2003. For the three months ended September 30, 2004, our operating income benefited from a stronger refining margin environment, significantly wider crude oil price differentials and three months of operations at our Delaware City refinery as compared to 2003.

Net income available to common stockholders was $324.5 million ($3.83 per diluted share) for the nine months ended September 30, 2004 as compared to $127.0 million ($1.74 per diluted share) in 2003. Our operating income was $626.2 million for the nine months ended September 30, 2004 as compared to $300.5 million in 2003. The increase was principally due to stronger market conditions and five months of operations at our Delaware City refinery as compared to 2003.

The results of operations for the nine months ended September 30, 2004 include the operations of our Delaware City refinery beginning May 1, 2004, the date of purchase. The results of operations for the nine months ended September 30, 2003 include the operations of our Memphis refinery beginning March 3, 2003, the date of purchase.

Net Sales and Operating Revenues. Net sales and operating revenues increased $1,976.2 million, or 81%, to $4,407.7 million for the three months ended September 30, 2004 from $2,431.5 million in 2003. Net sales and operating revenues increased $3,985.3 million, or 61%, to $10,533.1 million for the nine months ended September 30, 2004 from $6,547.8 million in 2003. The increase in net sales and operating revenue is primarily due to the nine months of operations at Memphis and five months of operations at Delaware City in 2004 as compared to only seven months and no operations, respectively in 2003. In addition, average product prices in 2004 have been higher than average prices in 2003. We believe the favorable market conditions were driven in part by increased world-wide product demand and limited product refining capacity.

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

Gross Margin. Gross margin increased $250.3 million, or 80% to $562.7 million for the three months ended September 30, 2004 from $312.4 million in 2003. Gross margin increased $573.8 million, or 68%, to $1,418.9 million for the nine months ended September 30, 2004 from $845.1 million in 2003. The increase in gross margin for the three and nine months ended September 30, 2004 was principally driven by the nine months of operations at Memphis and five months of operations at Delaware City in 2004 as compared to only seven months and no operations, respectively in 2003. Additionally, the increase in gross margin for the three and nine months ended September 30, 2004 was also impacted by strong crude oil price differentials and refining margins in our markets.

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

Average crack spreads for the three and nine months ended September 30, 2004 were at very strong levels as compared to similar periods in 2003. The Gulf Coast 2/1/1 crack spread was approximately 35% and 45% higher for the three and nine months ended September 30, 2004 as compared to similar periods in 2003. The Chicago 3/2/1 crack spread was approximately 8% lower and 20% higher for the three and nine months ended September 30, 2004 as compared to similar periods in 2003. The NYH RFG 3/2/1 crack spread has increased approximately 19% from the three months to five months ended September 30, 2004, respectively. We believe the strong refining margins for the three and nine months ended September 30, 2004 were driven in part by strong crude oil price differentials and a limited availability of additional refining capacity.

The WTI less Maya crude oil price differential was approximately 100% and 44% higher for the three and nine months ended September 30, 2004 than in 2003. The WTI less WTS crude oil differential was approximately 47% and 20% higher for the three and nine months ended September 30, 2004 than in 2003. The WTI less Arab Medium crude oil price differential has remained fairly consistent from the three months to five months ended September 30, 2004. These strong sour crude oil price differentials had a significant positive impact on Port Arthur’s and Delaware City’s gross margin because the refineries normal crude unit throughput is primarily medium to heavy sour crude oil. Both Lima and Memphis process primarily light sweet crude oils, and accordingly, do not require an adjustment for crude oil price differentials except to the extent to which their crude oil is purchased in a foreign market versus a domestic market. The WTI less Brent crude oil price differential was approximately 22% and 13% higher for the three and nine months ended September 30, 2004 than in 2003.

Approximately 15% and 8% of the product slate at Port Arthur and Delaware City, respectively, is lower value petroleum coke, sulfur, and residual oils, which negatively impacted the refinery’s gross margin against the benchmark crack spread. Less than 5% of the product slate at Lima and Memphis is the lower value residual oils or petroleum coke. In addition to these adjustments to the crack spreads, savings from our marine charter agreements for Port Arthur continued to be favorable to the current market rates for the three and nine months ended September 30, 2004. These agreements primarily are used for the transportation of Maya crude oil to our Port Arthur refinery.

Although benchmark market indicators such as the Gulf Coast 2/1/1, Chicago 3/2/1, and the NYH RFG 3/2/1 are useful in predicting refining gross margin, changes in absolute hydrocarbon prices, the “structure” of the hydrocarbon futures market and our specific price risk mitigation activities have an effect on our results that do not correlate with the benchmark market indicators. Based on our current refinery operations, we have an average net fixed price purchase commitment position of approximately 8 million barrels. To mitigate the absolute price risk while holding these net fixed price purchase commitments, we may buy or sell futures contracts on the New York Mercantile Exchange, or NYMEX, that correspond volumetrically with all or a portion of our net fixed price purchase commitments. We may also take positions on the NYMEX or over the counter market to reduce the risk that future crack spreads will contract from market based expectations. See “Quantitative and Qualitative Disclosures about Market Risk—Commodity Risk” for a description of our price risk management strategies and policies. Our price risk mitigation activities for the three months ended September 30, 2004 and 2003 resulted in a loss of approximately $5 million and $2 million, respectively. Our price risk mitigation activities for the nine months ended September 30, 2004 and 2003 resulted in a loss of approximately $31 million and $39 million, respectively. These amounts for the three and nine months ended September 30, 2004 include a gain of approximately $1 million and a loss of $30 million, respectively, for the forward sales of crack spreads and nil for the three and nine months ended September 30, 2003. The losses in 2003 were primarily due to the severely backwardated crude oil market during the period. At September 30, 2004 there were no outstanding forward sales of crack spread commitments.

Refinery Operations

The total throughput rate at our Port Arthur refinery was 239,500 bpd and 230,400 bpd for the three and nine months ended September 30, 2004, as compared to 240,600 bpd and 248,800 bpd in the corresponding period of 2003. For the three months ended September 30, 2004, the throughput rates were restricted due to an unplanned shutdown of the crude unit for about ten days. For the nine months ended September 30, 2004, the throughput rates were restricted due to two unplanned shutdowns of the crude unit, a scheduled maintenance turnaround and subsequent mechanical issues at the reformer unit.

The total throughput rate at our Lima refinery was 147,100 bpd and 126,400 bpd for the three and nine months ended September 30, 2004, as compared to 149,400 bpd and 138,900 bpd in the corresponding period of 2003. For the three months ended September 30, 2004, the total throughput rate was reduced due to lower than expected demand and margins on high-sulfur diesel. For the nine months ended September 30, 2004, the throughput rates were restricted due to the scheduled 33 day full refinery maintenance turnaround.

The total throughput rate at our Memphis refinery was 153,900 bpd and 154,400 bpd for the three and nine months ended September 30, 2004. For the three and seven months ended September 30, 2003, the newly acquired Memphis refinery operated at a total throughput rate of 168,600 bpd and 130,900 bpd. Total throughput was reduced as the crude oil throughput was supplemented with more economical intermediate feedstocks in order to keep the downstream units operating at full rates and to take advantage of the strong refinery margins. Additionally, total throughput for the three and nine months ended September 30, 2004 was impacted by a refinery power outage in August 2004, reformer operating problems in September 2004 and due to the hurricane storm activity in the Gulf.

The total throughput rate at our newly acquired Delaware City refinery for the three months ended September 30, 2004 and five months of operations since May 1, 2004 was 180,900 bpd and 178,600 bpd, respectively. The total throughput rate averaged over the nine months ended September 30, 2004 was 99,700 bpd. Total throughput for the third quarter 2004 was slightly reduced due to the planned turnaround of the fluid catalytic cracking unit which started on September 25, 2004.

Operating Expenses. Operating expenses increased $84.4 million to $219.2 million in the three months ended September 30, 2004 from $134.8 million in the corresponding period of 2003. Operating expenses increased $177.3 million to $563.7 million in the nine months ended September 30, 2004 from $386.4 million in the corresponding period of 2003. The increase in operating expenses for both the three and nine months ended September 30, 2004 is primarily due to the five months of operations at Delaware City in 2004 and natural gas prices increased 12% and 2% for the three and nine months ended September 30, 2004 as compared to 2003.

General and Administrative Expenses. General and administrative expenses increased $14.7 million to $36.6 million for the three months ended September 30, 2004 from $21.9 million in the corresponding period in 2003. General and administrative expenses increased $43.2 million to $92.5 million in the nine months ended September 30, 2004 from $49.3 million in the corresponding period in 2003. The increase in general and administrative expenses for both the three and nine months ended September 30, 2004 is primarily related to higher employee related costs and the five months of operations at Delaware City in 2004. The employee costs primarily consisted of a higher accrual for incentive compensation, an increase in expenses related to the Senior Executive Retirement Plan following its reinstatement in the second quarter of 2003, an increase in postretirement benefit expense due to higher health care costs, and increases in wages and salaries. Incentive compensation was $43 million for the nine months ended September 30, 2004 as compared to $7 million for the corresponding period in 2003.

Stock-Based Compensation Expense. Stock-based compensation expense increased $0.4 million to $4.9 million for the three months ended September 30, 2004 from $4.5 million in the corresponding period in 2003. Stock-based compensation expense increased $1.5 million to $14.7 million for the nine months ended September 30, 2004 from $13.2 million in the corresponding period in 2003. The increases relate to the grant of additional options in 2004.

Depreciation and Amortization. Depreciation and amortization increased $12.6 million to $40.5 million in the three months ended September 30, 2004 from $27.9 million in the corresponding period in 2003. Depreciation and amortization increased $34.3 million to $111.4 million in the nine months ended September 30, 2004 from $77.1 million in the corresponding period in 2003. This increase for the nine months ended September 30, 2004 was principally due to accelerating the full refinery turnaround at Lima, capital expenditure activity, five months of depreciation for Delaware City in 2004 and a full nine months of depreciation for Memphis in 2004.

Refinery Restructuring and Other Charges. During the three months ended September 30, 2004, the Company recorded refinery restructuring and other charges of $1.1 million. The charges relate to expenses associated with safety and environmental matters at closed refineries. During the nine months ended September 30, 2004, the Company recorded refinery restructuring and other charges of $10.4 million. The charges included $7.3 million related to the St. Louis administrative office closure and $3.1 million related to expenses associated with safety and environmental matters at closed refineries.

During the three months ended September 30, 2003, the Company recorded refinery restructuring and other charges of $2.9 million related to the Company’s plans to close the St. Louis administrative office. During the nine months ended September 30, 2003, the Company recorded refinery restructuring and other charges of $18.6 million. The nine month charge also included a $1.6 million reversal of restructuring charges related to the administrative restructuring which began in 2002, a $0.7 million charge related to the St. Louis office closure and a $16.6 million charge related to the then potential sale of certain Hartford refinery assets. Below are further discussions of the Hartford refinery asset sale and the administrative function restructuring.

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

The following table summarizes the expected expenses associated with the administrative restructuring and provides a reconciliation of the administrative restructuring liability as of September 30, 2004:

	Severance	Other Costs	Total Costs
Summary of Restructuring Expenses:
Expected total restructuring expenses	$5.9	$10.5	$16.4
Expenses recorded for the nine months ended September 30, 2004	0.9	6.4	7.3
Cumulative expenses recorded to date	5.9	10.5	16.4
Liability Activity:
Beginning balance, December 31, 2003	$5.2	$—	$5.2
Expenses recorded for the nine months ended September 30, 2004	0.9	6.4	7.3
Cash outflows	(5.7)	(6.4)	(12.1)

Ending balance, September 30, 2004	$0.4	$—	$0.4

Interest and Finance Expense, net. Interest and finance expense, net increased by $2.9 million to $33.4 million for the three months ended September 30, 2004 from $30.5 million in the corresponding period in 2003. This increase is primarily due to additional interest expense related to a net increase in long-term debt in 2003 that is fully reflected in our 2004 interest expense amount. This increase is partially offset by higher capitalized interest in 2004. Interest and finance expense, net increased by $11.8 million to $96.7 million for the nine months ended September 30, 2004 from $84.9 million in the corresponding period in 2003.

Loss on Extinguishment of Debt. As a result of the early extinguishment of the $785 million credit facility, the Company and PRG recorded a loss of nil and $3.6 million for the three and nine months ended September 30, 2004, respectively. As a result of the early extinguishment of long-term debt and credit agreement restructuring, the Company recorded a loss of $10.4 million (PRG $8.1 million) for the nine months ended September 30, 2003. The loss included a cash premium of $5.0 million (PRG $2.7 million) and a write-off of unamortized deferred financing costs of $5.4 million.

Income Tax Provision. We recorded a $82.9 million and a $196.8 million income tax provision in the three and nine months ended September 30, 2004, respectively compared to a $32.3 million and a $71.3 million income tax provision in the corresponding period in 2003, respectively. Our effective tax rate was 37.4% for the nine months ended September 30, 2004 versus 34.7% in 2003. Our subsidiaries are subject to different statutory tax rates. These differing tax rates and the differing amount of taxable income or loss recognized by each subsidiary impact our consolidated effective tax rate. The increase in our 2004 consolidated effective tax rate as compared to 2003 resulted from a lower percentage of our 2004 consolidated income being recognized by Sabine, which has a lower effective tax rate than other subsidiaries.

Discontinued Operations In connection with the 1999 sale of PRG’s retail assets to Clark Retail Enterprises, Inc. (“CRE”), PRG assigned certain leases and subleases of retail stores to CRE. Subject to certain defenses, PRG remained jointly and severally liable for CRE’s obligations under approximately 150 of these leases, including payment of rent and taxes. PRG may also be contingently liable for environmental obligations at these sites. In 2002, CRE and its parent company, Clark Retail Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2004, the CRE bankruptcy estates was liquidated and the case dismissed. As of September 30, 2004, PRG was subleasing 28 operating stores, the leases on 18 stores had either been terminated or expired, the leases on 103 operating stores were held by third parties, and PRG is in the process of buying out the leases on the remaining two stores. For the three and nine months ended September 30, 2004, PRG recorded an after-tax charge of $2.8 million and $4.6 million, respectively. These charges represent the estimated net present value of its remaining liability under the current operating stores that were subleased, net of estimated sublease income, and other direct costs. For the three and nine months ended September 30, 2003, PRG recorded an after-tax charge of $0.4 million and $6.9 million, respectively representing the estimated net present value of its remaining liability under the current operating stores that were subleased, net of estimated sublease income, and other direct costs. The following table reconciles the activity and balance of the liability for the lease obligations as well as the Company’s environmental liability for previously owned and leased retail sites:

	Lease Obligations	Environmental Obligations of Previously Owned and Leased Sites	Total Discontinued Operations
Beginning balance, December 31, 2003	$7.4	$21.2	$28.6
Accretion and other expenses	7.5	—	7.5
Net cash outlays	(3.6)	(1.0)	(4.6)

Ending balance, September 30, 2004	$11.3	$20.2	$31.5

The primary obligation under a majority of the non-rejected leases and subleases was transferred in a CRE bankruptcy sale process to various unrelated third parties; however, the Company may remain jointly and severally liable on the assigned leases. PRG could still become potentially obligated on the remaining 103 operating store leases which are held by third parties if the current lessee defaults on its lease obligations.

Outlook

This Outlook section contains forward-looking statements that reflect our current judgment regarding future operations. Even though we believe our expectations regarding future events are reasonable assumptions, forward-looking statements are not guarantees of future performance. Factors beyond our control could cause our actual results to vary materially from our expectations and are discussed on the first page of the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, under the heading “Forward-Looking Statements”.

Market. Market conditions for the beginning of the fourth quarter of 2004 through October to date have been very strong. The Gulf Coast 2/1/1 crack spread has averaged approximately $5.80 per barrel, the Chicago 3/2/1 crack spread has averaged approximately $6.40 per barrel and the NYH RFG 3/2/1 crack spread has averaged approximately $6.10 per barrel. The WTI/Maya differential has averaged approximately $14.30 per barrel, and the WTI/Arab Medium differential has averaged approximately $8.00 per barrel. Based on the world-wide shortage in refining capacity to manufacture clean transportation fuels and heating oils, we believe margins will stay strong and the heavy sour crude differentials will continue to provide extraordinary margins for refineries for the next few years.

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

Refinery Operations. Our Port Arthur refinery has historically produced roughly equal parts gasoline and distillate. For this reason, we believe the Gulf Coast 2/1/1 crack spread appropriately reflects our product slate. However, approximately 15% of Port Arthur’s product slate is lower value petroleum coke and residual oils which will negatively impact the refinery’s performance against the benchmark crack spread. Port Arthur’s normal crude unit throughput is approximately 80% heavy sour crude oil and 20% medium sour crude oil. Accordingly, the WTI/Maya crude oil price differential can be used as an adjustment to the benchmark crack spread. Ancillary crude costs, primarily transportation, at Port Arthur averaged $0.63 per barrel of crude unit throughput for the three months ended September 30, 2004. Based on current operations and market conditions, we expect the total throughput rate at our Port Arthur refinery to approximate 240,000 bpd to 250,000 bpd in the fourth quarter of 2004.

Our Lima refinery has a product slate of approximately 97% light products, of which 60% is gasoline and 30% distillate, and we believe the Chicago 3/2/1 is an appropriate benchmark crack spread. This refinery consumes over 95% light sweet crude oil with the balance being light sour crude oils. We opportunistically buy a mix of domestic and foreign sweet crude oils. The foreign crude oils consumed at Lima are priced relative to Brent and the WTI/Brent differential can be used to adjust the benchmark. Ancillary crude costs for Lima averaged $1.56 per barrel of crude unit throughput in the three months ended September 30, 2004. Based on current operations and market conditions, we expect the total throughput rate at our Lima refinery to approximate 140,000 bpd to 150,000 bpd in the fourth quarter of 2004.

Our Memphis refinery has a product slate of approximately 98% light products, of which 50% is gasoline and 45% distillate. We expect that the operating results will track a Gulf Coast 2/1/1 benchmark crack spread. Ancillary crude costs for Memphis averaged $0.60 per barrel of crude unit throughput in the three months ended September 30, 2004. This refinery consumes approximately 100% light sweet crude oil, but often supplements its crude oil feedstocks with intermediate feedstocks. Based on current operations and market conditions, we expect the total throughput rate at our Memphis refinery to approximate 145,000 bpd to 155,000 bpd in the fourth quarter of 2004. This throughput rate may be reduced depending on sulfur levels and overall crude quality from the Gulf of Mexico.

Our Delaware City refinery has a product slate of approximately 60% gasoline, 35% distillate and 5% petroleum coke. We believe the NYH RFG 3/2/1 is an appropriate benchmark crack spread. This refinery typically consumes medium and heavy sour crude oil. Accordingly, the WTI/Arab Medium crude oil differential can be used as an adjustment to the benchmark crack spread, as it generally reflects our crude oil mix. Ancillary crude costs, primarily transportation, averaged $1.25 per barrel of crude unit throughput for the three months ended September 30, 2004. Based on current operations and market conditions, we expect the total throughput rate at our Delaware City refinery to approximate 170,000 bpd to 180,000 bpd in the fourth quarter of 2004.

Operating Expenses. Natural gas is the most variable component of our operating expenses. On an annual basis, our Port Arthur, Memphis, Lima and Delaware City refineries purchase approximately 34 million mmbtu of natural gas, with most of these purchases relating to our Port Arthur refinery. In a $5.60 per mmbtu natural gas price environment and assuming average throughput levels, our annual operating expenses should range between $800 million and $820 million. It is also important to note that we contract for the purchase of natural gas on a calendar month basis and set the price at the beginning of the month. From time to time we may also employ various risk management strategies to mitigate our price risk for natural gas.

General and Administrative Expenses We expect fourth quarter general and administrative expenses, excluding incentive compensation expense, will approximate $18 million. We have accrued approximately $43 million for incentive compensation as of September 30, 2004.

Stock-based Compensation Expense. We expect stock-based compensation expense in 2004 will approximate $19 million to $20 million.

Depreciation and Amortization. Depreciation and amortization in the third quarter of 2004 was $40.5 million. This quarterly rate will increase in future periods based upon the completion and placing into service of our capital expenditure activity and the full impact of the Delaware City refinery acquisition. Capital activity is generally depreciated over a 25-year life. Turnaround activity is generally amortized over four years.

Interest Expense. Based on our outstanding long-term debt as of September 30, 2004, our full year 2004 gross interest expense will be approximately $150 million and amortization of deferred financing costs will be approximately $10 million. All of our outstanding debt is at fixed rates with the exception of $10 million in floating rate notes tied to LIBOR. Reported interest expense is reduced by capitalized interest, which we estimate will be approximately $25 million to $30 million in 2004 due to significant capital expenditure activity.

Income Taxes. We expect our effective income tax rate for 2004 will range from approximately 35% to 39%.

Capital Expenditures and Turnarounds. Capital expenditures and turnarounds for the three and nine months ended September 30, 2004 totaled $129 million and $337 million, respectively. We plan to spend approximately $600 million to $610 million for turnarounds and capital expenditures, excluding capitalized interest, in 2004. We plan to fund capital expenditures with internally generated funds and cash on hand. If internally generated funds and cash on hand are insufficient, we will reduce our capital expenditure plans accordingly.

Dividends. On October 26, 2004 the Board of Directors declared a dividend of $0.02 per share payable on December 15, 2004 to all stockholders of record on December 1, 2004.

Liquidity and Capital Resources

Cash Balance

As of September 30, 2004, we had a cash and short-term investment balance of $655.7 million, of which $530.2 million was held by PRG, $118.2 million was held by Premcor Inc., and $7.3 million was held by other Premcor Inc. subsidiaries. As of December 31, 2003, we had a cash and short-term investment balance of $432.6 million, of which $378.6 million was held by PRG, $48.0 million was held by Premcor Inc., and $6.0 million was held by other Premcor Inc. subsidiaries. We also had cash restricted under certain long-term debt indentures totaling $54.6 million and $66.6 million as of September 30, 2004 and December 31, 2003, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2004 was $592.3 million compared to net cash provided from operations of $78.2 million in the corresponding period in 2003. Overall, the increase in cash provided by operating activities was due to strong market conditions, which resulted in strong operating results partially offset by an increase in working capital.

Working capital as of September 30, 2004 was $1,202.0 million, a 2-to-1 current ratio, versus $860.1 million as of December 31, 2003, a 1.9-to-1 current ratio. The components of current assets and current liabilities experienced some significant changes as of September 30, 2004 as compared to December 31, 2003. Inventories increased from $630.3 million to $842.3 million primarily due to the acquisition of the Delaware City refinery and the associated inventory. The change in accounts payable less accounts receivable, related to our overall crude purchases and product sales, decreased from $156.4 million in December 31, 2003 to $132.1 million in September 30, 2004. This primarily reflects a significant reduction in crude oil payables as we now purchase much of the Lima crude oil on shorter payment terms through our Morgan Stanley Capital Group, or MSCG arrangement. This decrease was almost fully offset by the significant increase in crude oil and product prices.

Cash and cash equivalents increased significantly from $426.7 million to $648.7 million, reflecting the strong operating environment. We currently expect that funds generated from operating activities together with existing cash, cash equivalents and short-term investments and availability under our credit facility will be adequate to fund our ongoing operating requirements.

Environmental and Legal Liabilities. As a result of our normal course of business, the closure of two of our refineries, and continuing obligations related to our previously owned retail operations, we are party to certain legal proceedings and environmental-related obligations. In relation to these matters and obligations, we have accrued, on primarily an undiscounted basis, $96 million as of September 30, 2004 (December 31, 2003—$98 million).

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

Long-Term Crude Oil Contract. PACC has a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos or PEMEX, the Mexican state oil company, which currently supplies approximately 167,000 barrels per day of Maya crude oil to the Port Arthur refinery. On November 1, 2004, the supply agreement will increase to 186,000 barrels per day of Maya crude oil. Under the terms of this agreement, PACC is obligated to buy Maya crude oil from the affiliate of PEMEX, and the affiliate of PEMEX is obligated to sell Maya crude oil to PACC at market prices.

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

Cash Flows from Investing Activities

Cash flows used in investing activities for nine months ended September 30, 2004 were $1,226.6 million as compared to $560.5 million in 2003. The nine months ended September 30, 2004 reflected the acquisition of the Delaware refinery and in 2003 reflected the acquisition of the Memphis refinery. Aside from these acquisitions, activity in 2004 and 2003 primarily reflected capital expenditures, including turnarounds.

We classify our capital expenditures into two main categories, mandatory and discretionary. Mandatory capital expenditures, such as for turnarounds and maintenance, are required to maintain safe and reliable operations or to comply with regulations pertaining to soil, water and air contamination or pollution, regulations pertaining to new product standards, and regulations pertaining to occupational safety and health issues. Summarized below are the forecasted capital expenditures for the full year 2004 and our actual capital expenditures for the nine months ended September 30, 2004 and 2003.

	Forecast for Full Year 2004	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
Low-sulfur product standards	$244	$116	$76
Turnaround activity	125	84	13
Other mandatory projects	165	86	25
Discretionary projects	71	51	12

Total capital expenditures	$605	$337	$126

Low-sulfur Product Standards. The Environmental Protection Agency, or EPA, has promulgated regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and on-road diesel fuel designed to reduce air emissions from the use of these products. We expect to incur in the aggregate approximately $645 million, of which $317 million has been incurred as of September 30, 2004, in order to comply with environmental regulations related to the new stringent sulfur content specifications. Future revisions to the current cost estimates may be necessary as we continue to finalize our engineering and procurement plans. Further, the increase in worldwide prices and demand for steel and equipment may also require us to further revise our estimates as they put pressure on our project cost. Information related to the expected expenditures in relation to these new regulations is shown below.

	Total Estimated Expenditures	Total Expenditures Incurred To-Date	Remaining Expenditures at September 30, 2004
Gasoline low sulfur standards	$315	$284	$31
Diesel low sulfur standards	330	33	297

Total	$645	$317	$328

As of September 30, 2004, we had outstanding contractual commitments of $147 million related to the design and construction activity at the refineries for the gasoline and diesel low sulfur standards compliance.

Discretionary Projects. Our main discretionary project is the Port Arthur expansion project, which is intended to increase Port Arthur’s crude unit throughput capacity from its current rate of 250,000 bpd to approximately 325,000 bpd, and expand the coker unit capacity from its current rated capacity of 80,000 bpd to 105,000 bpd. The expansion will increase our ability to process lower cost, heavy sour crude oil. This project is estimated to cost between $200 million and $220 million with $70 million forecasted to be spent in 2004. We expect to complete the project in the second quarter of 2006.

We plan to fund mandatory and discretionary capital expenditures with available cash and cash flow from operations and will adjust our annual expenditures accordingly.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $856.3 million for the nine months ended September 30, 2004 as compared to cash flows provided by financing activities of $796.9 million for 2003. During the nine months ended September 30, 2004, our cash flows from financing activities reflected cash provided by the receipt of net proceeds of approximately $490 million from a public offering of 14,950,000 common shares by Premcor Inc. and the receipt of proceeds from the sale of $400 million in senior notes, of which $200 million, due in 2011, bear interest at 6 1/8% per annum and $200 million, due in 2014, bear interest at 6¾% per annum by PRG. The majority of these proceeds were used to finance the Delaware City refinery acquisition. PACC made $24.2 million of scheduled principal payments on its 12½% senior notes. Cash flows from our financing activities during the nine months ended September 30, 2004 and 2003 also reflected the receipt of proceeds from the exercise of stock options.

In 2003, Premcor Inc. received net proceeds of approximately $306 million from a public offering of 13.1 million shares of common stock and a private offering of 2.9 million shares of common stock with Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates, a subsidiary of Occidental Petroleum Corporation, and certain Premcor executives. In February 2003, PRG completed an offering of $525 million in senior notes, of which $350 million, due in 2013, bear interest at 9½% per annum and $175 million, due in 2010, bear interest at 9¼% per annum. A portion of the net proceeds of these transactions was utilized to redeem the remaining $40.1 million principal balance of Premcor USA’s 11½% subordinated debentures at a $2.3 million premium, to repay PRG’s $240 million floating rate loan at par, and to purchase, in the open market, $14.7 million in face value of a portion of PACC’s 12½% senior notes at a $2.7 million premium. In June 2003, PRG completed a private placement offering of $300 million in senior notes, due 2015, bearing interest at 7½% per annum.

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

For the nine months ended September 30, 2004, we incurred $16.1 million of deferred financing costs for completing the new $1 billion credit agreement and the issuance of the new senior notes. For the nine months ended September 30, 2003, we incurred $25.5 million of deferred financing costs in relation to the amendment of the credit agreement and the issuance of the new senior notes.

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

The covenants and conditions under this new credit agreement are generally less restrictive than the covenants contained in the agreement governing our terminated $785 million facility. The new credit agreement contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments, restricted payments as defined, and the sale of assets. The covenants also provide that in the event PRG does not maintain certain availability within the facility, additional restrictions and a cumulative cash flow test will apply. PRG was in compliance with these covenants as of September 30, 2004.

As of September 30, 2004, the borrowing base was $1,909.3 million (December 31, 2003 — $1,348.9 million), with $483.8 million (December 31, 2003—$602.1 million) of the facility utilized for letters of credit. As of September 30, 2004 and December 31, 2003, there were no direct cash borrowings under the credit facility. The portion of the facility utilized for letters of credit was lower as of September 30, 2004 as compared to December 31, 2003 due to the increase of open trade credit and the addition of purchases of domestic crude for Lima through the MSCG supply contract, partially offset by the addition of purchases for the Delaware City refinery.

PRG also has a $40 million cash-collateralized credit facility which was renewed effective June 1, 2004 for one year. This facility was initially arranged in support of lower interest rates on the Series 2001 Ohio Bonds. In addition, this facility can be utilized for other non-hydrocarbon purposes. As of September 30, 2004, $39.7 million (December 31, 2003—$18.0 million) of the line of credit was utilized for letters of credit.

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

In order to supply our refineries with crude oil on a timely basis, we enter into net fixed price purchase commitments which are purchase contracts that fix the price of crude oil from one to several weeks in advance of receiving and processing that crude oil. In addition, it is common as part of our marketing activities to fix the price of a portion of our product sales in advance of producing and delivering that refined product. As a result, we are exposed to crude oil price movements relative to refined product price movements during this period. Our results are measured by recording these commitments at market value at the end of each accounting period. Based on our current refinery operations, our average fixed price purchase commitments when offset by our fixed price sale commitments equate to a net long inventory position of approximately 8 million barrels. Accordingly, if the market price of these net fixed price commitments had been lower by $1 per barrel as of September 30, 2004, we would have recorded additional cost of sales of approximately $8 million, based on our treatment of these contracts as derivatives. An increase in the market price would reduce cost of sales by a like amount. We may actively mitigate some or all of the price risk related to our fixed price purchase and sale commitments. These risk management decisions are based on many factors including the relative level and volatility of absolute hydrocarbon prices and the extent to which the futures market is in backwardation or contango. When the contract price of the following month futures contract is less than the contract price of the current, or prompt, month contract, a “backwardated” market structure exists, and when the contract price of the following month futures contract is greater than the contract price of the prompt month contract, a “contango” market structure exists. The cost of our risk management activities generally increases in a backwardated market.

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

We prepared a sensitivity analysis to estimate our exposure to market risk associated with our futures and options derivative positions at September 30, 2004. This analysis may differ from actual results. The fair value of each position is based on quoted futures prices. As of September 30, 2004, a $1 change in quoted futures prices would result in an approximate $8 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income. As of December 31, 2003, a $1 change in quoted futures prices would result in an approximate $10 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income.

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

PART II. - OTHER INFORMATION

ITEM 1. – Legal Proceedings

There were no updates of developments during the three months ended September 30, 2004 of material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our or their property is subject, including environmental proceedings that involve potential monetary sanctions of $100,000 or more and to which a governmental authority is a party. For additional discussion of our material pending legal proceedings, see Premcor Inc.’s and PRG’s Annual Report on Form 10-K for the period ended December 31, 2003 and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004.

I TEM 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description
10.1	Second Amendment to the Premcor Inc. Flexible Benefits Plan dated October 1, 2004.

10.2	Ninth Amendment to the Premcor Retirement Savings Plan dated August 12, 2004.

15.1	Awareness letter dated October 27, 2004, from Deloitte & Touche LLP concerning the unaudited interim financial information of Premcor Inc. for September 30, 2004 and 2003.

15.2	Awareness letter dated October 27, 2004, from Deloitte & Touche LLP concerning the unaudited interim financial information of The Premcor Refining Group Inc. for September 30, 2004 and 2003.

31.1	Section 302 Chief Executive Officer certificate for Premcor Inc.

31.2	Section 302 Chief Financial Officer certificate for Premcor Inc.

31.3	Section 302 Chief Executive Officer certificate for PRG.

31.4	Section 302 Chief Financial Officer certificate for PRG.

32.1	Section 906 Chief Executive Officer certificate for Premcor Inc.

32.2	Section 906 Chief Financial Officer certificate for Premcor Inc.

32.3	Section 906 Chief Executive Officer certificate for PRG.

32.4	Section 906 Chief Financial Officer certificate for PRG.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMCOR INC.
THE PREMCOR REFINING GROUP INC.
(Co-Registrants)

By:	/s/ Dennis R. Eichholz
Dennis R. Eichholz
Senior Vice President and Controller (principal accounting officer)

October 28, 2004