Form 10-Q
period 2005-06-30
PREMCOR REFINING GROUP INC; PREMCOR INC
filed 2005-07-29
CIK 20762, 1159119

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Premcor Inc.	Yes ☑ No ☐
The Premcor Refining Group Inc.	Yes ☑ No ☐

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☑    No  ☐

Number of shares of the registrant’s common stock (only one class for each registrant) outstanding as of July 26, 2005:

Premcor Inc.	89,303,559 shares
The Premcor Refining Group Inc.	100 shares (100% owned by Premcor USA Inc., a direct wholly owned subsidiary of Premcor Inc.)

Form 10-Q

June 30, 2005

FORM 10-Q - PART I. FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q represents information for two registrants, Premcor Inc. and its indirect, wholly owned subsidiary, The Premcor Refining Group Inc. Premcor Inc. owns all of the outstanding common stock of Premcor USA Inc. (“Premcor USA”), and Premcor USA owns all of the outstanding common stock of The Premcor Refining Group Inc. (together with its consolidated subsidiaries, “PRG”). The Premcor Refining Group Inc. and its indirect subsidiary, Port Arthur Coker Company L.P. (“PACC”), are Premcor Inc.’s principal operating subsidiaries. PRG owns and operates four refineries. The results of operations for Premcor Inc. principally reflect the results of operations of PRG, except for certain pipeline operations, general and administrative costs, interest income and interest expense at stand-alone Premcor Inc. and/or its other subsidiaries. Included in this Quarterly Report on Form 10-Q are the condensed consolidated balance sheets, statements of operations, and statements of cash flows for the applicable periods for Premcor Inc. and The Premcor Refining Group Inc. The information reflected in the condensed consolidated footnotes is equally applicable to both companies except where indicated otherwise.

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Premcor Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Premcor Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Premcor Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Stamford, Connecticut

July 28, 2005

Premcor Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in millions, except share data)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$664.0	$233.3
Short-term investments	678.9	520.0
Restricted cash and cash equivalents	75.4	69.1
Accounts receivable, net of allowance of $3.3 and $3.3	732.9	708.7
Inventories	805.4	772.6
Prepaid expenses and other	151.4	155.8
Deferred income taxes	20.8	74.9

Total current assets	3,128.8	2,534.4

Property, plant and equipment, net	3,138.7	2,908.1
Goodwill	100.0	27.6
Other assets	288.6	219.5

	$6,656.1	$5,689.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,294.8	$993.4
Accrued expenses and other	417.0	207.5
Accrued taxes other than income	63.0	70.4
Current portion of long-term debt	46.7	38.8

Total current liabilities	1,821.5	1,310.1

Long-term debt	1,766.2	1,788.7
Deferred income taxes	297.4	275.8
Other long-term liabilities	174.2	180.6
Commitments and contingencies

COMMON STOCKHOLDERS’ EQUITY:
Common, $0.01 par value per share, 300,000,000 authorized, 89,302,759 issued and outstanding as of June 30, 2005; 89,213,510 issued and outstanding as of December 31, 2004	0.9	0.9
Additional paid-in capital	1,711.1	1,699.7
Retained earnings	884.8	433.8

Total common stockholders’ equity	2,596.8	2,134.4

	$6,656.1	$5,689.6

The accompanying notes are an integral part of these financial statements.

Premcor Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
NET SALES AND OPERATING REVENUES	$5,308.5	$3,573.7	$9,472.8	$6,125.4

EXPENSES:
Cost of sales	4,402.2	3,034.7	8,018.0	5,269.2
Operating expenses	265.4	197.5	502.7	344.5
General and administrative expenses	65.2	43.2	107.0	65.7
Depreciation	22.7	23.9	49.1	41.8
Amortization	20.3	12.9	40.2	29.1
Refinery restructuring and other charges	0.6	4.7	4.7	9.3

	4,776.4	3,316.9	8,721.7	5,759.6

OPERATING INCOME	532.1	256.8	751.1	365.8

Interest and finance expense	(28.4)	(35.3)	(58.7)	(66.6)
Loss on extinguishment of debt	—	(3.6)	—	(3.6)
Interest income	6.9	1.6	10.3	3.3

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	510.6	219.5	702.7	298.9

Income tax provision	(178.1)	(84.5)	(243.5)	(113.9)

INCOME FROM CONTINUING OPERATIONS	332.5	135.0	459.2	185.0

Loss from discontinued operations, net of income tax benefit of $1.9 and $2.8 for 2005; $1.0 and $1.1 for 2004	(3.1)	(1.5)	(4.6)	(1.8)

NET INCOME	$329.4	$133.5	$454.6	$183.2

NET INCOME PER COMMON SHARE:
Basic:
Income from continuing operations	$3.72	$1.58	$5.15	$2.32
Discontinued operations	(0.03)	(0.02)	(0.05)	(0.02)

Net income	$3.69	$1.56	$5.10	$2.30

Weighted average common shares outstanding	89.2	85.4	89.2	79.8
Diluted:
Income from continuing operations	$3.60	$1.55	$4.99	$2.27
Discontinued operations	(0.03)	(0.02)	(0.05)	(0.02)

Net income	$3.57	$1.53	$4.94	$2.25

Weighted average common shares outstanding	92.3	87.3	92.1	81.5

The accompanying notes are an integral part of these financial statements.

Premcor Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in millions)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$454.6	$183.2

Adjustments:
Loss from discontinued operations	4.6	1.8
Depreciation	49.1	41.8
Amortization	44.4	33.4
Deferred income taxes	75.7	101.7
Stock-based compensation	8.3	9.8
Refinery restructuring and other charges	—	(3.8)
Write-off of deferred financing costs	—	3.6
Other, net	(3.9)	6.5
Cash provided by (reinvested in):
Accounts receivable, prepaid expenses and other	(19.8)	102.5
Inventories	(32.8)	(54.4)
Accounts payable, accrued expenses, taxes other than income, and other	461.9	(125.6)
Restricted cash and cash equivalents	—	0.7

Net cash provided by operating activities of continuing operations	1,042.1	301.2
Net cash used in operating activities of discontinued operations	(3.2)	(2.4)

Net cash provided by operating activities	1,038.9	298.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(313.3)	(133.9)
Expenditures for turnaround	(114.6)	(73.9)
Expenditures for refinery acquisition, net	—	(874.8)
Net (purchases) sales of short-term investments	(159.4)	45.4
Restricted cash and cash equivalents	(5.8)	—

Net cash used in investing activities	(593.1)	(1,037.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3.1	493.0
Proceeds from issuance of long-term debt	—	400.0
Long-term debt and capital lease payments	(14.6)	(10.0)
Dividends paid to shareholders	(3.6)	—
Cash and cash equivalents restricted for debt repayment	—	(3.9)
Deferred financing costs	—	(16.1)

Net cash (used in) provided by financing activities	(15.1)	863.0

NET INCREASE IN CASH AND CASH EQUIVALENTS	430.7	124.6
CASH AND CASH EQUIVALENTS, beginning of period	233.3	120.7

CASH AND CASH EQUIVALENTS, end of period	$664.0	$245.3

The accompanying notes are an integral part of these financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of The Premcor Refining Group Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Premcor Refining Group Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Premcor Refining Group Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Stamford, Connecticut

July 28, 2005

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in millions, except share data)

	June 30, 2005	December 31, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$630.5	$230.5
Short-term investments	364.3	378.7
Restricted cash and cash equivalents	75.4	69.1
Accounts receivable, net of allowance of $3.3 and $3.3	732.7	708.3
Receivables from affiliates	189.0	119.7
Inventories	805.4	772.6
Prepaid expenses and other	150.9	155.6
Deferred income taxes	20.9	69.5

Total current assets	2,969.1	2,504.0

Property, plant and equipment, net	3,079.3	2,846.5
Goodwill	100.0	27.6
Other assets	288.6	219.5

	$6,437.0	$5,597.6

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,294.5	$992.8
Payables to affiliates	62.3	124.4
Accrued expenses and other	363.2	231.7
Accrued taxes other than income	62.5	70.5
Current portion of long-term debt	46.4	38.5

Total current liabilities	1,828.9	1,457.9

Long-term debt	1,756.8	1,779.1
Deferred income taxes	298.6	277.5
Other long-term liabilities	174.0	180.6
Commitments and contingencies

COMMON STOCKHOLDER’S EQUITY:
Common, $0.01 par value per share, 1,000 authorized, 100 issued and outstanding	—	—
Additional paid-in capital	1,247.1	1,237.4
Retained earnings	1,131.6	665.1

Total common stockholder’s equity	2,378.7	1,902.5

	$6,437.0	$5,597.6

The accompanying notes are an integral part of these financial statements.

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited, in millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
NET SALES AND OPERATING REVENUES	$5,310.5	$3,573.0	$9,471.8	$6,124.1

EXPENSES:
Cost of sales	4,413.0	3,036.5	8,034.5	5,272.9
Operating expenses	257.4	196.4	489.3	342.6
General and administrative expenses	64.7	43.3	106.1	65.4
Depreciation	22.2	23.7	48.0	41.2
Amortization	20.3	12.9	40.2	29.1
Refinery restructuring and other charges	0.6	4.7	4.7	9.3

	4,778.2	3,317.5	8,722.8	5,760.5

OPERATING INCOME	532.3	255.5	749.0	363.6
Interest and finance expense	(27.4)	(34.8)	(57.4)	(65.9)
Loss on extinguishment of debt	—	(3.6)	—	(3.6)
Interest income	5.3	1.3	8.1	3.0

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	510.2	218.4	699.7	297.1

Income tax provision	(176.6)	(84.1)	(241.6)	(113.2)

INCOME FROM CONTINUING OPERATIONS	333.6	134.3	458.1	183.9

Loss from discontinued operations, net of income tax benefit of $1.9 and $2.8 for 2005; $1.0 and $1.1 for 2004	(3.1)	(1.5)	(4.6)	(1.8)

NET INCOME	$330.5	$132.8	$453.5	$182.1

The accompanying notes are an integral part of these financial statements.

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in millions)

	For the Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$453.5	$182.1

Adjustments:
Loss from discontinued operations	4.6	1.8
Depreciation	48.0	41.2
Amortization	44.4	33.1
Deferred income taxes	69.8	93.4
Stock-based compensation	8.3	9.8
Refinery restructuring and other charges	—	(3.8)
Write-off of deferred financing costs	—	3.6
Other, net	(3.7)	5.5
Cash provided by (reinvested in):
Accounts receivable, prepaid expenses and other	(19.7)	103.0
Inventories	(32.8)	(54.4)
Accounts payable, accrued expenses, taxes other than income, and other	383.3	(131.1)
Affiliate receivables and payables	(118.3)	22.9
Restricted cash and cash equivalents	—	0.7

Net cash provided by operating activities of continuing operations	837.4	307.8
Net cash used in operating activities of discontinued operations	(3.2)	(2.4)

Net cash provided by operating activities	834.2	305.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(313.3)	(133.8)
Expenditures for turnaround	(114.6)	(73.9)
Expenditures for refinery acquisition, net	—	(874.8)
Net sales of short-term investments	13.9	121.5
Restricted cash and cash equivalents	(5.8)	—

Net cash used in investing activities	(419.8)	(961.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions, net	—	394.8
Proceeds from issuance of long-term debt	—	400.0
Long-term debt and capital lease payments	(14.4)	(10.0)
Cash and cash equivalents restricted for debt repayment	—	(3.9)
Deferred financing costs	—	(16.1)

Net cash (used in) provided by financing activities	(14.4)	764.8

NET INCREASE IN CASH AND CASH EQUIVALENTS	400.0	109.2
CASH AND CASH EQUIVALENTS, beginning of period	230.5	118.9

CASH AND CASH EQUIVALENTS, end of period	$630.5	$228.1

The accompanying notes are an integral part of these financial statements.

FORM 10-Q – PART I

ITEM 1. FINANCIAL STATEMENTS (continued)

Premcor Inc. and Subsidiaries

The Premcor Refining Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2005

(Tabular amounts in millions, except per share data)

1.	Nature of Business and Basis of Preparation

Premcor Inc., together with its consolidated subsidiaries (the “Company”), is an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products. Premcor Inc. owns all of the outstanding common stock of Premcor USA Inc. (“Premcor USA”), and Premcor USA owns all of the outstanding common stock of The Premcor Refining Group Inc. (together with its consolidated subsidiaries, “PRG”). The Premcor Refining Group Inc. and its indirect subsidiary, Port Arthur Coker Company L.P. (“PACC”), are Premcor Inc.’s principal operating subsidiaries. PRG owns and operates four refineries with a combined total throughput capacity of approximately 800,000 barrels per day (“bpd”). The refineries are located in Port Arthur, Texas; Lima, Ohio; Memphis, Tennessee; and Delaware City, Delaware.

All of the operations of the Company are in the United States. These operations are related to the refining of crude oil and other petroleum feedstocks into petroleum products and are all considered part of one business segment. The Company’s earnings and cash flows from operations are primarily dependent upon processing crude oil and selling quantities of refined petroleum products at margins sufficient to cover operating expenses. Crude oil and refined petroleum products are commodities, and factors out of the Company’s control can cause these commodity prices to vary, in a wide range, over a short period of time. This potential margin volatility can have a material effect on the Company’s financial position, earnings, and cash flows.

The accompanying unaudited condensed consolidated financial statements of Premcor Inc., The Premcor Refining Group Inc., and their respective subsidiaries, are presented pursuant to the rules and regulations of the United States Securities and Exchange Commission in accordance with the disclosure requirements for the quarterly report on Form 10-Q. In the opinion of the management of the Company, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These unaudited condensed consolidated notes apply equally to the Company and PRG unless otherwise noted. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in Premcor Inc.’s and PRG’s Annual Report on Form 10-K for the year ended December 31, 2004.

The statement of cash flows for the six months ended June 30, 2004 has been reclassified to conform to current period presentation for auction rate securities. This reclassification has no effect on the current or previously reported statements of operations or balance sheets. Refer to Footnote 13 for further information.

On April 25, 2005, Valero Energy Corporation (“Valero”) and Premcor announced that the companies had entered into an Agreement and Plan of Merger, whereby Premcor will be merged with and into Valero, with Valero as the surviving corporation. The boards of directors of both companies unanimously approved Valero’s acquisition of Premcor, which is subject to the approval of Premcor’s shareholders and customary regulatory approvals. On June 27, 2005, the Federal Trade Commission issued a request for additional information and documentary material pursuant to the Hart-Scott-Rodino Antitrust Improvement Act (“Hart-Scott-Rodino”). Premcor expects to comply with the request. A special meeting will be held on August 30, 2005 for Premcor stockholders of record as of July 8, 2005, to vote to adopt the Agreement and Plan of Merger.

Under the terms of the merger agreement, Premcor shareholders will have the right to receive either 0.99 shares of Valero common stock, or $72.76 in cash for each share of Premcor stock they own, or a combination of the two, subject to pro-ration so that 50 percent of the total Premcor shares are acquired for cash.

Valero and Premcor have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) that both Valero and Premcor will conduct their respective businesses in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time and (ii) not to engage in certain kinds of transactions during such period. In addition, Premcor has agreed to cause a meeting of holders of Premcor common stock to be held by Premcor to consider adoption of the Merger Agreement. Premcor has also made certain additional customary covenants, including, among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.

Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of Premcor Common Stock, (ii) absence of any law or order prohibiting the consummation of the Merger, and (iii) expiration or termination of the Hart-Scott-Rodino waiting period and certain other regulatory approvals. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) material compliance of the other party with its covenants, and (iii) the delivery of customary opinions from counsel to Valero and counsel to Premcor that the Merger will qualify as a reorganization under Section 368(a) of the Internal Revenue Code.

The Merger Agreement contains certain termination rights for both Valero and Premcor, and further provides that, upon termination of the Merger Agreement under specified circumstances, Premcor may be required to pay Valero a termination fee of $150 million.

2.	Acquisitions

Effective May 1, 2004, the Company completed an agreement with Motiva Enterprises LLC (“Motiva”) to purchase its Delaware City refining complex located in Delaware City, Delaware. The Delaware City refinery has a rated crude unit throughput capacity of approximately 190,000 bpd. Also included in the purchase was a 2,400 tons per day petroleum coke gasification unit, a 180 megawatt cogeneration facility, 8.5 million barrels of crude oil, intermediates, blendstock, and product tankage and a 50,000 bpd truck-loading rack. The purchase price was $800 million ($780 million cash and $20 million assumed liabilities), plus additional petroleum inventories valued at $90 million and approximately $3 million in transaction fees. In addition, Motiva will be entitled to receive contingent purchase payments of $25 million per year up to a total of $75 million over a three-year period depending on the amount of crude oil processed at the refinery and the level of refining margins during that period, and a $25 million payment per year up to a total of $50 million over a two-year period depending on the achievement of certain performance criteria at the gasification facility. Any amount the Company pays to Motiva for the contingent consideration will be recorded as goodwill and will be subject to an annual impairment measurement test. In July 2005, the Company made a payment of $25 million to Motiva that was recorded as goodwill.

The Delaware City refinery is a high-conversion medium and heavy high-sulfur crude oil refinery. Major process units include a crude unit, a reformer unit, a fluid catalytic cracking unit, a fluid coking unit, a high pressure hydrocracking unit and a coke gasification unit. Primary products include regular and premium conventional and reformulated gasoline, low-sulfur diesel and home heating oil. The refinery’s production is sold in the U.S. Northeast via pipeline, barge and truck distribution. The refinery’s petroleum coke production is sold to third parties or gasified to fuel the cogeneration facility, which is designed to supply electricity and steam to the refinery as well as outside electrical sales to third parties.

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

The acquisition of the Delaware City refinery assets was accounted for using the purchase method, and the results of operations of these assets have been included in our results from the date of acquisition. The final adjusted purchase price allocation is as follows:

Current assets	$128.0
Property, plant & equipment	756.9
Other assets	5.3
Accrued expenses and other	(1.6)
Other long-term liabilities	(15.8)

Total purchase price allocation	$872.8

In conjunction with the acquisition of the Delaware City refinery, the Company entered into an agreement, effective May 1, 2004, with the Saudi Arabian Oil Company for the supply of 105,000 bpd of crude oil; however, due to certain quota restrictions the current supply is 85,000 bpd. The agreement had a one year term with automatic one-year extensions thereafter unless terminated at the option of either party. The contract had been renewed effective May 1, 2005. The crude oil is priced by a market-based formula as defined in the agreement. The Company also entered into a product offtake agreement with Motiva that provides for the delivery by Premcor to Motiva of approximately 36,700 bpd of finished light petroleum products, such as gasoline and heating oil. The agreement was effective May 1, 2004, and the main portion of the offtake agreement had terms extending for six months with automatic renewals until canceled by either party. Both Premcor and Motiva have decided not to renew the contract and as of April 30, 2005, the contract had expired.

3.	Inventories

The carrying value of inventories consisted of the following:

	June 30, 2005	December 31, 2004
Crude oil	$392.9	$324.1
Refined products and blendstocks	374.0	411.3
Warehouse stock and other	38.5	37.2

	$805.4	$772.6

The market value of crude oil, refined products and blendstock inventories as of June 30, 2005 was approximately $705.0 million (December 31, 2004 - $379.8 million) above carrying value.

4.	Other Assets

Other assets consisted of the following:

	June 30, 2005	December 31, 2004
Deferred turnaround costs	$230.6	$160.2
Deferred financing costs	35.3	39.4
Intangible assets	7.1	10.4
Pension assets and other	15.6	9.5

	$288.6	$219.5

Amortization of deferred financing costs for the three months ended June 30, 2005 and 2004 was $2.0 million and $2.2 million, respectively, for both the Company and PRG, and is included in “Interest and finance expense.” Amortization of deferred financing costs for the six months ended June 30, 2005 and 2004 was $4.1 million and $4.3 million, respectively, for both the Company and PRG.

For the three and six months ended June 30, 2004, the Company incurred deferred financing costs of $16.1 million related to the $1 billion credit facility and the issuance of $400 million of senior notes. As a result of the early extinguishment of the $785 million credit facility, the Company recorded a loss of $3.6 million for both the three and six months ended June 30, 2004. The loss represented a write-off of unamortized deferred financing costs.

5.	Goodwill and Intangible Assets

During the six months ended June 30, 2005, the Company recorded $72.4 million to goodwill, of which $47.4 million was related to the earn-out agreement entered into with The Williams Companies, Inc. in conjunction with the Memphis acquisition and $25.0 million was related to the earn-out agreement entered into with Motiva Enterprises LLC in conjunction with the Delaware City acquisition. Such goodwill will not be amortized, but will be subject to an annual impairment evaluation.

Goodwill and intangible assets were comprised of the following as of June 30, 2005:

	Gross carrying amount	Accumulated amortization	Net amount
Goodwill	$100.0	$—	$100.0

Customer contract	$5.4	$(0.6)	$4.8
Environmental credits	3.1	(3.1)	—
Environmental permits	2.4	(0.1)	2.3

Total intangible assets	$10.9	$(3.8)	$7.1

Amortization expense for the three months ended June 30, 2005 and 2004 was $0.8 million and $0.1 million, respectively. Amortization expense for the six months ended June 30, 2005 and 2004 was $3.3 million and $0.2 million, respectively.

6.	Employee Benefit Plans

The following table provides the components of net periodic benefit cost for the three and six months ended June 30:

	Pension Benefits				Other Postretirement Benefits
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Components of Net Periodic Benefit Costs:
Service cost	$4.8	$3.2	$9.6	$5.1	$1.2	$0.8	$2.4	$1.6
Interest cost	0.5	0.2	1.0	0.4	1.9	1.6	3.8	3.3
Recognized actuarial loss	0.2	—	0.4	—	0.7	0.5	1.4	1.1
Expected return on plan assets	(0.4)	(0.1)	(0.8)	(0.2)	—	—	—	—
Amortization of prior service costs	—	0.1	—	0.2	(0.1)	(0.1)	(0.2)	(0.2)

Net periodic benefit cost	$5.1	$3.4	$10.2	$5.5	$3.7	$2.8	$7.4	$5.8
Special termination benefits	—	—	1.8	—	—	—	—	—

Total net periodic benefit cost	$5.1	$3.4	$12.0	$5.5	$3.7	$2.8	$7.4	$5.8

As of December 31, 2004, the Company expected to contribute a total of $20 million to its pension plans in 2005 and this estimate has not changed as of June 30, 2005. The Company has made contributions of $16.0 million to its pension plans in the quarter ended June 30, 2005.

In May 2004, the FASB issued FSP 106-2 Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). The Company has applied FSP 106-2 retroactively to the date of enactment. The impact of adopting FSP 106-2 resulted in a reduction in the Company’s accumulated projected benefit obligation (“APBO”) of $15.5 million for 2004 and a reduction of $0.7 million net periodic pension cost for both the three and six months ended June 30, 2004. The

Company’s actuaries have determined the plan is actuarially equivalent. The Company is currently evaluating the expected gross receipts to be received from the subsidy; no subsidies have been received as of June 30, 2005.

7.	Refinery Restructuring and Other Charges

During the three and six months ended June 30, 2005, the Company recorded refinery restructuring and other charges of $0.6 million and $4.7 million, respectively. The charges relate to litigation and environmental matters at closed refineries.

During the three months ended June 30, 2004, the Company recorded refinery restructuring and other charges of $4.7 million, which included a $3.3 million charge related to the St. Louis administrative office closure and $1.4 million related to litigation and environmental matters at closed refineries. During the six months ended June 30, 2004, the Company recorded refinery restructuring and other charges of $9.3 million. The charges include $7.3 million related to the St. Louis administrative office closure and $2.0 million related to expenses associated with safety and environmental matters at closed refineries. Below is further discussion of the administrative function restructuring.

Administrative Restructuring. In 2002, the Company began a restructuring of its administrative functions. In May 2003, the Company announced that it would be closing the St. Louis office and moving the administrative functions to the Connecticut office over the next twelve months. The office move, which was completed in 2004, cost $14.8 million, which included $4.3 million of severance related benefits and $10.5 million of other costs such as training, relocation and the movement of physical assets. The severance related costs were amortized over the future service period of the affected employees and the other costs were expensed as incurred.

8.	Interest and Finance Expense

Interest and finance expense included in the Company statements of operations consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Interest expense	$38.9	$38.3	$77.2	$71.2
Financing costs	2.0	2.2	4.1	4.3
Capitalized interest	(12.5)	(5.2)	(22.6)	(8.9)

	$28.4	$35.3	$58.7	$66.6

The Company paid cash for interest for the three months ended June 30, 2005 and 2004 of $25.1 million and $13.2 million, respectively. The Company paid cash for interest for the six months ended June 30, 2005 and 2004 of $77.2 million and $59.2 million, respectively. PRG paid cash for interest for the three months ended June 30, 2005 and 2004 of $24.8 million and $12.8 million, respectively. PRG paid cash for interest for the six months ended June 30, 2005 and 2004 of $76.5 million and $58.6 million, respectively.

9.	Long-term Debt and Credit Facilities

Long-term debt consisted of the following:

	June 30, 2005	December 31, 2004
12 1/2% Senior Notes due January 15, 2009 (“12 1/2% Senior Notes”) (1)	$183.2	$197.6
9 1/4% Senior Notes due February 1, 2010 (“9 1/4% Senior Notes”) (2)	175.0	175.0
6 3/4% Senior Notes due February 1, 2011 (“6 3/4% 2011 Senior Notes”) (2)	210.0	210.0
6 1/8% Senior Notes due February 1, 2011 (“6 1/8% Senior Notes”) (2)	200.0	200.0
7 3/4% Senior Subordinated Notes due February 1, 2012 (“7 3/4% Senior Subordinated Notes”) (2)	175.0	175.0
9 1/2% Senior Notes due February 1, 2013 (“9 1/2% Senior Notes”) (2)	350.0	350.0
6 3/4% Senior Notes due February 1, 2014 (“6 3/4% 2014 Senior Notes”) (2)	200.0	200.0
7 1/2% Senior Notes due June 15, 2015 (“7 1/2% Senior Notes”) (2)	300.0	300.0
Ohio Water Development Authority Environmental Facilities Revenue Bonds due December 1, 2031 (“Series 2001 Ohio Bonds”) (2)	10.0	10.0
Obligation under capital leases (3)	9.7	9.9

	1,812.9	1,827.5
Less current portion	(46.7)	(38.8)

Total long-term debt	$1,766.2	$1,788.7

(1)	Issued or borrowed by Port Arthur Finance Corp., a subsidiary of PACC
(2)	Issued or borrowed by stand-alone PRG
(3)	Assumed by The Premcor Pipeline Co., a subsidiary of Premcor USA Inc.

PRG’s long-term debt, including current maturities, as of June 30, 2005 was $1,803.2 million and is the same as Premcor Inc.’s long-term debt as noted in the table above except that it excludes the $9.7 million of capital lease obligations. PRG’s long-term debt, including current maturities, as of December 31, 2004 was $1,817.6 million and is the same as Premcor Inc.’s long-term debt as noted in the table above except that it excludes the $9.9 million of capital lease obligations. The Premcor Pipeline Co. assumed these lease obligations as part of the Memphis acquisition.

As of June 30, 2005, the borrowing base for the $1 billion credit facility was $2,396.5 million, with $479.9 million of the facility utilized for letters of credit. As of December 31, 2004, the borrowing base for the $1 billion credit facility was $1,853.1 million with $484.1 million of the facility utilized for letters of credit. There were no direct borrowings under the $1 billion credit facility as of June 30, 2005 or December 31, 2004.

The Company entered into a $260 million cash-collateralized credit facility in June 2005. The $260 million credit facility has a one year term and was arranged primarily to enable the Company to secure the purchase of crude oil under an existing crude purchasing agreement with the Morgan Stanley Capital Group Inc. (“MSCG”) with letters of credit rather than paying for crude purchases one week in advance of delivery. As of June 30, 2005, $260 million of the facility was utilized for letters of credit.

PRG entered into a $100 million cash-collateralized credit facility in February 2005. The $100 million credit facility has a three year term and was arranged primarily for the issuance of letters of credit for crude oil purchases. As of June 30, 2005, $87.9 million of the facility was utilized for letters of credit.

PRG also has a $40 million cash-collateralized credit facility which was renewed effective June 1, 2005 for an additional year. This facility was initially arranged in support of lower interest rates on the Series 2001 Ohio Bonds. In addition, this facility can be utilized for other non-hydrocarbon purposes. As of June 30, 2005 and December 31, 2004, $39.7 million of the facility was utilized for letters of credit.

10.	Income Taxes

The Company’s effective tax rate was 34.7% for the six months ended June 30, 2005 as compared to 38.1% in the corresponding period in 2004. The Company’s subsidiaries are subject to different statutory tax rates. These differing tax rates and the differing amount of taxable income or loss recognized by each subsidiary impact the Company’s consolidated effective tax rate. The decrease in the Company’s 2005 consolidated effective tax rate as compared to 2004 resulted from a higher percentage of the Company’s 2005 consolidated income being recognized by Sabine River Holding Corp. (“Sabine”), which has a lower effective tax rate than other subsidiaries and the change in the Ohio tax law as discussed further below.

The Company made net cash income tax payments of $82.9 million and $84.8 million for the three and six months ended June 30, 2005, respectively. The Company made net cash income tax payments of $2.3 million for both the three and six months ended June 30, 2004. PRG made net cash income tax payments of $1.2 million and $3.1 million for the three and six months ended June 30, 2005, respectively. PRG made net cash income tax payments of $0.1 million for both the three and six months ended June 30, 2004.

On June 30, 2005, the State of Ohio passed a law to phase-out its income-based tax over a period of five years beginning in 2006 and replaced it with a new gross receipts tax. The impact of reducing previously recorded deferred tax assets and liabilities due to the change in Ohio tax law is reflected in the income tax provision for the three and six months ended June 30, 2005. The Company also expects a lower state effective tax rate due to this change.

11.	Discontinued Operations

In connection with the 1999 sale of PRG’s retail assets to Clark Retail Enterprises, Inc. (“CRE”), PRG assigned certain leases and subleases of retail stores to CRE. Subject to certain defenses, PRG remains jointly and severally liable for CRE’s obligations under approximately 150 of these leases, including payment of rent and taxes. PRG may also be contingently liable for environmental obligations at these sites. In 2002, CRE and its parent company, Clark Retail Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2004, the CRE bankruptcy estate was liquidated and the case dismissed. As of June 30, 2005, PRG was subleasing 36 operating stores, the leases on 30 stores had either been terminated or expired, the leases on 82 operating stores were held by third parties, PRG had completed the buy out of one lease and is in the process of buying out the leases on the remaining two stores. For the three and six months ended June 30, 2005, PRG recorded an after-tax charge of $3.1 million and $4.6 million, respectively. These charges represent the estimated net present value of its remaining liability under the current operating stores that were subleased, net of estimated sublease income, and other direct costs. For the three and six months ended June 30, 2004, PRG recorded an after-tax charge of $1.5 million and $1.8 million, respectively, representing the estimated net present value of its remaining liability under the leases that had been rejected as of June 30, 2004, net of estimated sublease income, and other direct costs. The following table reconciles the activity and balance of the liability for the lease obligations as well as the Company’s environmental liability for previously owned and leased retail sites:

	Lease Obligations	Environmental Obligations of Previously Owned and Leased Sites	Total Discontinued Operations
Balance, December 31, 2003	$7.4	$21.2	$28.6
Accretion and other expenses	9.1	—	9.1
Net cash outlays	(4.1)	0.4	(3.7)

Ending balance, December 31, 2004	$12.4	$21.6	$34.0
Accretion and other expenses	7.4	—	7.4
Net cash outlays	(2.6)	(0.6)	(3.2)

Ending balance, June 30, 2005	$17.2	$21.0	$38.2

12.	Earnings per Share

The common stock shares used to compute the Company’s basic and diluted earnings per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	89.2	85.4	89.2	79.8
Dilutive effect of stock options	3.1	1.9	2.9	1.7

Weighted average common shares outstanding, assuming dilution	92.3	87.3	92.1	81.5

Outstanding stock options totaling 4.0 million (2004 – 3.8 million) and 3.9 million (2004 – 3.8 million) common shares for the three and six months ended June 30, 2005, respectively, were excluded from the diluted earnings per share calculation because they did not have a dilutive effect under the treasury stock method.

13.	Financial Instruments

Short-term Investments

As of June 30, 2005, the Company maintained short-term investments totaling $678.9 million (December 31, 2004—$520 million), of which $1.7 million was pledged as collateral for self-insured workers’ compensation programs at PRG and $421.4 million was used as collateral for the Company’s $260 million, and PRG’s $100 million and $40 million credit facilities. As of June 30, 2005, a wholly owned subsidiary of Premcor Inc. held $6.0 million in investments to provide additional directors and officers liability coverage for claims made against them in their respective capacities as directors and officers of the Company. The subsidiary’s assets are restricted to payment of directors’ and officers’ liability defense costs and claims. The cost of short-term investments approximates fair value. Accordingly, unrealized gains and losses are not material.

In December 2004, the Company began to classify its investments in auction rate securities as short-term investments. For all periods presented herein, investments in auction rate securities have been reclassed from cash and cash equivalents to short-term investments on the condensed consolidated balance sheets. The amount of the investments in auction rate securities as of June 30, 2005 and December 31, 2004, was $672 million and $513 million, respectively. The reclassification was made because the certificates had stated maturities beyond three months. The reclassification resulted in changes in the condensed consolidated statements of cash flows within the cash and cash equivalent balances and investing activities. This change had no impact on total assets, current assets, cash flow from operations or net income of the Company.

Derivative Financial Instruments

The Company enters into derivative financial instruments, such as fixed purchase and sale commitments and futures contracts, which are treated as derivative financial instruments and are marked-to-market. The fixed purchase and sale commitments generally are entered into at a fixed price one to several weeks in advance of receiving and processing the crude oil or producing and delivering the product. The Company uses futures contracts to manage the price risk on its fixed commitments and to manage the price risk on a portion of refinery feedstock and refined product inventories. All gains and losses from fixed commitments and futures contracts are recorded to cost of sales.

During the three and six months ended June 30, 2005, the Company recognized a net gain of $38 million and $40 million, respectively, related to its price risk management activities. During the three and six months ended June 30, 2004, the Company recognized a net loss of $20 million and $26 million, respectively, related to its price risk management activities. The net gains in 2005 are comprised of the following:

	Unrealized and realized (gains) / losses
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Fixed Commitments:
Crude	$(40)	$(119)
Product	(7)	(9)

Net Futures Contracts:
Crude	2	77
Product	7	11

	$(38)	$(40)

At June 30, 2005, the Company had recorded its unrealized gains and losses on outstanding fixed commitments and futures contracts of $63.8 million in prepaid expenses and other and $88.4 million in accrued expenses and other. All of the outstanding fixed commitments and futures contracts at quarter end are expected to mature within the next few months. At June 30, 2005, the Company had outstanding fixed commitments of $61.8 million recorded in prepaid and other and $54.2 million recorded in accrued expenses and other. At June 30, 2005, the Company also had $0.4 million recorded to accounts receivable related to swap agreements which had expired but settlement had not yet occurred.

As of June 30, 2005, the Company had the following derivative positions outstanding:

Purchases /(sales) in barrels
Net Fixed Commitments:
Crude	11.5
Product	(1.7)

Net Futures Contracts:
Crude	(12.7)
Product	2.5

(0.4)

At December 31, 2004, the Company recorded $33 million in current assets and $51 million in current liabilities, related to its price risk management activities. The majority of the balance in both current assets and current liabilities related to the unrealized gains and losses on the Company’s fixed commitments.

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

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2005

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$630.5	$—	$—	$—	$630.5
Short-term investments	364.3	—	—	—	364.3
Restricted cash and cash equivalents	0.5	—	74.9	—	75.4
Accounts receivable, net	732.7	—	0.7	(0.7)	732.7
Receivable from affiliates	187.8	57.6	—	(56.4)	189.0
Inventories	770.5	—	34.9	—	805.4
Prepaid expenses and other	143.5	—	7.4	—	150.9
Deferred income taxes	20.9	—	—	—	20.9

Total current assets	2,850.7	57.6	117.9	(57.1)	2,969.1

Property, plant and equipment, net	2,481.7	—	597.6	—	3,079.3
Deferred income taxes	15.6	—	—	(15.6)	—
Investments in affiliates	173.9	—	—	(173.9)	—
Goodwill	100.0	—	—	—	100.0
Other assets	263.5	—	25.1	—	288.6
Notes receivable from affiliate	—	148.4	—	(148.4)	—

	$5,885.4	$206.0	$740.6	$(395.0)	$6,437.0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,140.8	$—	$153.7	$—	$1,294.5
Payables to affiliates	(27.7)	—	100.0	(10.0)	62.3
Accrued expenses and other	350.3	11.2	2.5	(0.8)	363.2
Accrued taxes other than income	59.1	—	3.4	—	62.5
Current portion of long-term debt	—	46.4	—	—	46.4
Current portion of notes payable to affiliate	—	—	46.4	(46.4)	—

Total current liabilities	1,522.5	57.6	306.0	(57.2)	1,828.9

Long-term debt	1,620.0	148.4	—	(11.6)	1,756.8
Deferred income taxes	191.5	—	122.7	(15.6)	298.6
Other long-term liabilities	172.7	—	1.3	—	174.0
Notes payable to affiliate	—	—	148.4	(148.4)	—
Commitments and contingencies

COMMON STOCKHOLDER’S EQUITY:
Common stock	—	—	0.1	(0.1)	—
Additional paid-in capital	1,247.1	—	395.9	(395.9)	1,247.1
Retained earnings	1,131.6	—	(233.8)	233.8	1,131.6

Total common stockholder’s equity	2,378.7	—	162.2	(162.2)	2,378.7

	$5,885.4	$206.0	$740.6	$(395.0)	$6,437.0

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2005

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$5,346.4	$—	$1,343.2	$(1,379.1)	$5,310.5
Equity in earnings of affiliates	188.0	—	—	(188.0)	—

Expenses:
Cost of sales	4,802.4	—	980.4	(1,369.8)	4,413.0
Operating expenses	203.9	—	62.9	(9.4)	257.4
General and administrative expenses	63.6	—	1.1	—	64.7
Depreciation	16.4	—	5.8	—	22.2
Amortization	18.8	—	1.5	—	20.3
Refinery restructuring and other charges	0.6	—	—	—	0.6

	5,105.7	—	1,051.7	(1,379.2)	4,778.2

Operating income	428.7	—	291.5	(187.9)	532.3

Interest and finance expense	(21.0)	(6.1)	(6.7)	6.4	(27.4)
Interest income	5.4	6.1	0.3	(6.5)	5.3

Income from continuing operations before income taxes	413.1	—	285.1	(188.0)	510.2

Income tax provision	(79.5)	—	(97.1)	—	(176.6)

Income from continuing operations	333.6	—	188.0	(188.0)	333.6

Loss from discontinued operations, net of tax	(3.1)	—	—	—	(3.1)

Net income	$330.5	$—	$188.0	$(188.0)	$330.5

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2005

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$9,529.9	$—	$2,066.4	$(2,124.5)	$9,471.8
Equity in earnings of affiliates	308.2	—	—	(308.2)	—

Expenses:
Cost of sales	8,682.8	—	1,457.6	(2,105.9)	8,034.5
Operating expenses	394.8	—	113.1	(18.6)	489.3
General and administrative expenses	104.2	—	1.9	—	106.1
Depreciation	36.7	—	11.3	—	48.0
Amortization	38.1	—	2.1	—	40.2
Refinery restructuring and other charges	4.7	—	—	—	4.7

	9,261.3	—	1,586.0	(2,124.5)	8,722.8

Operating income	576.8	—	480.4	(308.2)	749.0

Interest and finance expense	(44.5)	(12.3)	(13.6)	13.0	(57.4)
Interest income	8.3	12.3	0.5	(13.0)	8.1

Income from continuing operations before income taxes	540.6	—	467.3	(308.2)	699.7

Income tax provision	(82.5)	—	(159.1)	—	(241.6)

Income from continuing operations	458.1	—	308.2	(308.2)	458.1

Loss from discontinued operations, net of tax	(4.6)	—	—	—	(4.6)

Net income	$453.5	$—	$308.2	$(308.2)	$453.5

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2005

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$453.5	$—	$308.2	$(308.2)	$453.5
Adjustments:
Loss from discontinued operations	4.6	—	—	—	4.6
Depreciation	36.7	—	11.3	—	48.0
Amortization	40.9	—	3.5	—	44.4
Deferred income taxes	46.7	—	23.1	—	69.8
Stock-based compensation	8.3	—	—	—	8.3
Refinery restructuring and other charges	—	—	—	—	—
Equity in earnings of affiliates	(308.2)	—	—	308.2	—
Other, net	(3.9)	—	0.2	—	(3.7)
CASH PROVIDED BY (REINVESTED IN):
Accounts receivable, prepaid expenses and other	(13.7)	—	(6.0)	—	(19.7)
Inventories	(22.9)	—	(9.9)	—	(32.8)
Accounts payable, accrued expenses, taxes other than income, and other	351.5	(0.9)	32.7	—	383.3
Affiliate receivables and payables	182.0	16.2	(315.6)	(0.9)	(118.3)

Net cash used in operating activities of continuing operations	775.5	15.3	47.5	(0.9)	837.4
Net cash used in operating activities of discontinued operations	(3.2)	—	—	—	(3.2)

Net cash used in operating activities	772.3	15.3	47.5	(0.9)	834.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(285.7)	—	(27.6)	—	(313.3)
Expenditures for turnaround	(100.5)	—	(14.1)	—	(114.6)
Restricted cash and cash equivalents	—	—	(5.8)	—	(5.8)
Net sales of short-term investments	13.9	—	—	—	13.9

Net cash used in investing activities	(372.3)	—	(47.5)	—	(419.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt and capital lease payments	—	(15.3)	—	0.9	(14.4)

Net cash used in financing activities	—	(15.3)	—	0.9	(14.4)
NET INCREASE IN CASH AND CASH EQUIVALENTS	400.0	—	—	—	400.0
CASH AND CASH EQUIVALENTS, beginning of period	230.5	—	—	—	230.5

CASH AND CASH EQUIVALENTS, end of period	$630.5	$—	$—	$—	$630.5

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2004

(in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$230.5	$—	$—	$—	$230.5
Short-term investments	378.7	—	—	—	378.7
Restricted cash and cash equivalents	—	—	69.1	—	69.1
Accounts receivable, net	708.0	—	0.9	(0.6)	708.3
Receivable from affiliates	191.4	50.6	0.3	(122.6)	119.7
Inventories	747.6	—	25.0	—	772.6
Prepaid expenses and other	154.4	—	1.2	—	155.6
Deferred income taxes	69.5	—	—	—	69.5

Total current assets	2,480.1	50.6	96.5	(123.2)	2,504.0

Property, plant and equipment, net	2,265.2	—	581.3	—	2,846.5
Deferred income taxes	15.6	—	—	(15.6)	—
Investments in affiliates	65.1	—	—	(65.1)	—
Goodwill	27.6	—	—	—	27.6
Other assets	205.0	—	14.5	—	219.5
Note receivable from affiliate	—	171.6	—	(171.6)	—

	$5,058.6	$222.2	$692.3	$(375.5)	$5,597.6

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$873.9	$—	$118.9	$—	$992.8
Payable to affiliates	6.2	—	202.3	(84.1)	124.4
Accrued expenses and other	218.3	12.1	2.0	(0.7)	231.7
Accrued taxes other than income	64.8	—	5.7	—	70.5
Current portion of long-term debt	—	38.5	—	—	38.5
Current portion of notes payable to affiliate	—	—	38.5	(38.5)	—

Total current liabilities	1,163.2	50.6	367.4	(123.3)	1,457.9

Long-term debt	1,619.9	171.6	—	(12.4)	1,779.1
Deferred income taxes	193.6	—	99.5	(15.6)	277.5
Other long-term liabilities	179.4	—	1.2	—	180.6
Note payable to affiliate	—	—	171.6	(171.6)	—
Commitments and contingencies

COMMON STOCKHOLDER’S EQUITY:
Common stock	—	—	0.1	(0.1)	—
Additional paid-in capital	1,237.4	—	206.0	(206.0)	1,237.4
Retained earnings	665.1	—	(153.5)	153.5	665.1

Total common stockholder’s equity	1,902.5	—	52.6	(52.6)	1,902.5

	$5,058.6	$222.2	$692.3	$(375.5)	$5,597.6

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$3,599.8	$—	$639.9	$(666.7)	$3,573.0
Equity in earnings of affiliates	23.1	—	—	(23.1)	—

Expenses
Cost of sales	3,163.2	—	531.1	(657.8)	3,036.5
Operating expenses	146.3	—	59.0	(8.9)	196.4
General and administrative expenses	42.4	—	0.9	—	43.3
Depreciation	18.2	—	5.5	—	23.7
Amortization	12.7	—	0.2	—	12.9
Refinery restructuring and other charges	4.7	—	—	—	4.7

	3,387.5	—	596.7	(666.7)	3,317.5

Operating income	235.4	—	43.2	(23.1)	255.5

Interest and finance expense	(27.4)	(7.0)	(7.8)	7.4	(34.8)
Loss on extinguishment of debt	(3.6)	—	—	—	(3.6)
Interest income	1.6	7.0	0.1	(7.4)	1.3

Income from continuing operations before income taxes	206.0	—	35.5	(23.1)	218.4

Income tax provision	(71.7)	—	(12.4)	—	(84.1)

Income from continuing operations	134.3	—	23.1	(23.1)	134.3

Discontinued operations	(1.5)	—	—	—	(1.5)

Net income	$132.8	$—	$23.1	$(23.1)	$132.8

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
Net sales and operating revenues	$6,172.2	$—	$1,273.3	$(1,321.4)	$6,124.1
Equity in earnings of affiliates	49.4	—	—	(49.4)	—

Expenses
Cost of sales	5,506.8	—	1,070.3	(1,304.2)	5,272.9
Operating expenses	261.5	—	98.3	(17.2)	342.6
General and administrative expenses	63.5	—	1.9	—	65.4
Depreciation	30.2	—	11.0	—	41.2
Amortization	28.7	—	0.4	—	29.1
Refinery restructuring and other charges	9.3	—	—	—	9.3

	5,900.0	—	1,181.9	(1,321.4)	5,760.5

Operating income	321.6	—	91.4	(49.4)	363.6

Interest and finance expense	(51.1)	(14.1)	(15.6)	14.9	(65.9)
Loss on extinguishment of debt	(3.6)	—	—	—	(3.6)
Interest income	3.6	14.1	0.2	(14.9)	3.0

Income from continuing operations before income taxes	270.5	—	76.0	(49.4)	297.1

Income tax provision	(86.6)	—	(26.6)	—	(113.2)

Income from continuing operations	183.9	—	49.4	(49.4)	183.9

Discontinued operations	(1.8)	—	—	—	(1.8)

Net income	$182.1	$—	$49.4	$(49.4)	$182.1

The Premcor Refining Group Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2004

(unaudited, in millions)

	PRG	PAFC	Other Guarantor Subsidiaries	Eliminations	Consolidated PRG
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$182.1	$—	$49.4	$(49.4)	$182.1

Adjustments:
Loss from discontinued operations	1.8	—	—		1.8
Depreciation	30.2	—	11.0	—	41.2
Amortization	31.6	—	1.5	—	33.1
Deferred income taxes	84.9	—	8.6	(0.1)	93.4
Stock-based compensation	9.8	—	—	—	9.8
Refinery restructuring and other charges	(3.8)	—	—	—	(3.8)
Write-off of deferred financing costs	3.6	—	—	—	3.6
Equity earnings in affiliates	(49.4)	—	—	49.4	—
Other, net	5.1	—	0.2	0.2	5.5

CASH PROVIDED BY (REINVESTED IN):
Accounts receivable, prepaid expenses and other	102.2	—	0.8	—	103.0
Inventories	(51.1)	—	(3.3)	—	(54.4)
Accounts payable, accrued expenses, taxes other than income, and other	(101.9)	(0.5)	(28.8)	0.1	(131.1)
Affiliate receivables and payables	(60.5)	11.0	72.5	(0.1)	22.9
Cash and cash equivalents restricted for debt service	—	—	0.7	—	0.7

Net cash provided by operating activities of continuing operations	184.6	10.5	112.6	0.1	307.8
Net cash used in operating activities of discontinued operations	(2.4)	—	—	—	(2.4)

Net cash provided by operating activities	182.2	10.5	112.6	0.1	305.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(132.2)	—	(1.6)	—	(133.8)
Expenditures for turnaround	(73.6)	—	(0.3)	—	(73.9)
Refinery acquisition expenditures	(874.8)	—	—	—	(874.8)
Net sales of short-term investments	122.1	—	—	(0.6)	121.5

Net cash used in investing activities	(958.5)	—	(1.9)	(0.6)	(961.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	400.0	—	—	—	400.0
Long-term debt and capital lease payments	—	(10.5)	—	0.5	(10.0)
Cash and cash equivalent restricted for debt repayment	—	—	(3.9)	—	(3.9)
Capital contributions, net	501.6	—	(106.8)	—	394.8
Deferred financing costs	(16.1)	—	—	—	(16.1)

Net cash provided by (used in) financing activities	885.5	(10.5)	(110.7)	0.5	764.8

NET INCREASE IN CASH AND CASH EQUIVALENTS	109.2	—	—	—	109.2
CASH AND CASH EQUIVALENTS, beginning of period	118.9	—	—	—	118.9

CASH AND CASH EQUIVALENTS, end of period	$228.1	$—	$—	$—	$228.1

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

Premcor Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2005

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31.0	$630.5	$2.5	$—	$664.0
Short-term investments	309.1	364.3	5.5	—	678.9
Restricted cash and cash equivalents	—	75.4	—	—	75.4
Accounts receivable, net	0.4	732.7	(0.2)	—	732.9
Receivable from affiliates	105.0	189.0	42.2	(336.2)	—
Inventories	—	805.4	—	—	805.4
Prepaid expenses and other	—	150.9	6.4	(5.9)	151.4
Deferred income taxes	—	20.9	—	(0.1)	20.8

Total current assets	445.5	2,969.1	56.4	(342.2)	3,128.8

Property, plant and equipment, net	—	3,079.3	59.4	—	3,138.7
Investments in affiliates	2,423.8	—	2,495.5	(4,919.3)	—
Goodwill	—	100.0	—	—	100.0
Other assets	—	288.6	—	—	288.6

	$2,869.3	$6,437.0	$2,611.3	$(5,261.5)	$6,656.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$1,294.5	$0.3	$—	$1,294.8
Payable to affiliates	216.4	62.3	57.5	(336.2)	—
Accrued expenses and other	54.1	363.2	5.6	(5.9)	417.0
Accrued taxes other than income	—	62.5	0.5	—	63.0
Current portion of long-term debt	—	46.4	0.3	—	46.7

Total current liabilities	270.5	1,828.9	64.2	(342.1)	1,821.5

Long-term debt	—	1,756.8	9.4	—	1,766.2
Deferred income taxes	2.0	298.6	(3.2)	—	297.4
Other long-term liabilities	—	174.0	0.2	—	174.2
Commitments and contingencies

COMMON STOCKHOLDERS’ EQUITY:
Common stock	0.9	—	0.1	(0.1)	0.9
Additional paid-in capital	1,711.1	1,247.1	1,639.1	(2,886.2)	1,711.1
Retained earnings	884.8	1,131.6	901.5	(2,033.1)	884.8

Total common stockholders’ equity	2,596.8	2,378.7	2,540.7	(4,919.4)	2,596.8

	$2,869.3	$6,437.0	$2,611.3	$(5,261.5)	$6,656.1

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2005

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
Net sales and operating revenues	$—	$5,310.5	$10.6	$(12.6)	$5,308.5
Equity in earnings of affiliates	330.5	—	330.3	(660.8)	—

Expenses:
Cost of sales	—	4,413.0	—	(10.8)	4,402.2
Operating expenses	—	257.4	9.8	(1.8)	265.4
General and administrative expenses	0.1	64.7	0.4	—	65.2
Depreciation	—	22.2	0.5	—	22.7
Amortization	—	20.3	—	—	20.3
Refinery restructuring and other charges	—	0.6	—	—	0.6

	0.1	4,778.2	10.7	(12.6)	4,776.4

Operating income	330.4	532.3	330.2	(660.8)	532.1

Interest and finance expense	(0.7)	(27.4)	(0.3)	—	(28.4)
Interest income	1.3	5.3	0.3	—	6.9

Income from continuing operations before income taxes	331.0	510.2	330.2	(660.8)	510.6

Income tax provision	(1.6)	(176.6)	0.1	—	(178.1)

Income from continuing operations	329.4	333.6	330.3	(660.8)	332.5

Loss from discontinued operations, net of tax	—	(3.1)	—	—	(3.1)

Net income	$329.4	$330.5	$330.3	$(660.8)	$329.4

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2005

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
Net sales and operating revenues	$—	$9,471.8	$21.1	$(20.1)	$9,472.8
Equity in earnings of affiliates	455.3	—	454.5	(909.8)	—

Expenses:
Cost of sales	—	8,034.5	—	(16.5)	8,018.0
Operating expenses	—	489.3	17.0	(3.6)	502.7
General and administrative expenses	0.1	106.1	0.8	—	107.0
Depreciation	—	48.0	1.1	—	49.1
Amortization	—	40.2	—	—	40.2
Refinery restructuring and other charges	—	4.7	—	—	4.7

	0.1	8,722.8	18.9	(20.1)	8,721.7

Operating income	455.2	749.0	456.7	(909.8)	751.1

Interest and finance expense	(0.7)	(57.4)	(0.6)	—	(58.7)
Interest income	1.9	8.1	0.3	—	10.3

Income from continuing operations before income taxes	456.4	699.7	456.4	(909.8)	702.7

Income tax provision	(1.8)	(241.6)	(0.1)	—	(243.5)

Income from continuing operations	454.6	458.1	456.3	(909.8)	459.2

Loss from discontinued operations, net of tax	—	(4.6)	—	—	(4.6)

Net income	$454.6	$453.5	$456.3	$(909.8)	$454.6

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2005

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$454.6	$453.5	$456.3	$(909.8)	$454.6

Adjustments:
Loss from discontinued operations	—	4.6	—	—	4.6
Depreciation	—	48.0	1.1	—	49.1
Amortization	—	44.4	—	—	44.4
Deferred income taxes	3.4	69.8	2.5	—	75.7
Stock-based compensation	—	8.3	—	—	8.3
Refinery restructuring and other charges	—	—	—	—	—
Equity in earnings of affiliates	(455.3)	—	(454.5)	909.8	—
Other, net	(1.4)	(3.7)	1.2	—	(3.9)

Cash provided by (reinvested in):
Accounts receivable, prepaid expenses and other	(0.2)	(19.7)	(3.4)	3.5	(19.8)
Inventories	—	(32.8)	—	—	(32.8)
Accounts payable, accrued expenses, taxes other than income and other	78.8	383.3	3.3	(3.5)	461.9
Affiliate receivables and payables	123.8	(118.3)	(5.5)	—	—

Net cash provided by operating activities of continuing operations	203.7	837.4	1.0	—	1,042.1
Net cash used in operating activities of discontinued operations	—	(3.2)	—	—	(3.2)

Net cash provided by operating activities	203.7	834.2	1.0	—	1,038.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	—	(313.3)	—	—	(313.3)
Expenditures for turnaround	—	(114.6)	—	—	(114.6)
Restricted cash and cash equivalents	—	(5.8)	—	—	(5.8)
Net (purchases) sales of short-term investments	(173.1)	13.9	(0.2)	—	(159.4)

Net cash used in investing activities	(173.1)	(419.8)	(0.2)	—	(593.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	3.1	—	—	—	3.1
Long-term debt and capital lease payments	—	(14.4)	(0.2)	—	(14.6)
Dividends paid to shareholders	(3.6)	—	—	—	(3.6)

Net cash used in financing activities	(0.5)	(14.4)	(0.2)	—	(15.1)

NET INCREASE IN CASH AND CASH EQUIVALENTS	30.1	400.0	0.6	—	430.7
CASH AND CASH EQUIVALENTS, beginning of year	0.9	230.5	1.9	—	233.3

CASH AND CASH EQUIVALENTS, end of year	$31.0	$630.5	$2.5	$—	$664.0

Premcor Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2004

(in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$0.9	$230.5	$1.9	$—	$233.3
Short-term investments	136.0	378.7	5.3	—	520.0
Restricted cash and cash equivalents	—	69.1	—	—	69.1
Accounts receivable	0.2	708.3	0.2	—	708.7
Receivable from affiliates	268.3	119.7	65.6	(453.6)	—
Inventories	—	772.6	—	—	772.6
Prepaid expenses and other	—	155.6	2.6	(2.4)	155.8
Deferred income taxes	—	69.5	5.4	—	74.9

Total current assets	405.4	2,504.0	81.0	(456.0)	2,534.4

Property, plant and equipment, net	—	2,846.5	61.6	—	2,908.1
Investments in affiliates	1,986.8	—	1,875.5	(3,862.3)	—
Goodwill	—	27.6	—	—	27.6
Other assets	—	219.5	—	—	219.5

	$2,392.2	$5,597.6	$2,018.1	$(4,318.3)	$5,689.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$—	$992.8	$0.6	$—	$993.4
Payable to affiliates	283.9	124.4	45.2	(453.5)	—
Accrued expenses and other	(24.7)	231.7	2.9	(2.4)	207.5
Accrued taxes other than income	—	70.5	(0.1)	—	70.4
Current portion of long-term debt	—	38.5	0.3	—	38.8

Total current liabilities	259.2	1,457.9	48.9	(455.9)	1,310.1

Long-term debt	—	1,779.1	9.6	—	1,788.7
Deferred income taxes	(1.4)	277.5	(0.3)	—	275.8
Other long-term liabilities	—	180.6	—	—	180.6
Commitments and contingencies	—	—	—	—	—

COMMON STOCKHOLDERS’ EQUITY:
Common stock	0.9	—	0.1	(0.1)	0.9
Additional paid-in capital	1,699.7	1,237.4	1,516.8	(2,754.2)	1,699.7
Retained earnings	433.8	665.1	443.0	(1,108.1)	433.8

Total common stockholders’ equity	2,134.4	1,902.5	1,959.9	(3,862.4)	2,134.4

	$2,392.2	$5,597.6	$2,018.1	$(4,318.3)	$5,689.6

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
Net sales and operating revenues	$—	$3,573.0	$3.9	$(3.2)	$3,573.7
Equity in earnings of affiliates	133.2	—	133.2	(266.4)	—

Expenses
Cost of sales	—	3,036.5	—	(1.8)	3,034.7
Operating expenses	—	196.4	2.4	(1.3)	197.5
General and administrative expenses	—	43.3	0.2	(0.3)	43.2
Depreciation	—	23.7	0.2	—	23.9
Amortization	—	12.9	—	—	12.9
Refinery restructuring and other charges	—	4.7	—	—	4.7

	—	3,317.5	2.8	(3.4)	3,316.9

Operating income	133.2	255.5	134.3	(266.2)	256.8

Interest and finance expense	(0.1)	(34.8)	(0.4)	—	(35.3)
Loss on extinguishment of debt	—	(3.6)	—	—	(3.6)
Interest income	0.5	1.3	—	(0.2)	1.6

Income from continuing operations before income taxes	133.6	218.4	133.9	(266.4)	219.5
Income tax provision	(0.1)	(84.1)	(0.3)	—	(84.5)

Income from continuing operations	133.5	134.3	133.6	(266.4)	135.0

Loss from discontinued operations, net of tax	—	(1.5)	—	—	(1.5)

Net income	$133.5	$132.8	$133.6	$(266.4)	$133.5

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
Net sales and operating revenues	$—	$6,124.1	$7.7	$(6.4)	$6,125.4
Equity in earnings of affiliates	183.0	—	183.0	(366.0)	—

Expenses
Cost of sales	—	5,272.9	—	(3.7)	5,269.2
Operating expenses	—	342.6	4.7	(2.8)	344.5
General and administrative expenses	0.1	65.4	0.2		65.7
Depreciation	—	41.2	0.6	—	41.8
Amortization	—	29.1	—	—	29.1
Refinery restructuring and other charges	—	9.3	—	—	9.3

	0.1	5,760.5	5.5	(6.5)	5,759.6

Operating income	182.9	363.6	185.2	(365.9)	365.8

Interest and finance expense	(0.3)	(65.9)	(0.7)	0.3	(66.6)
Loss on extinguishment of debt	—	(3.6)	—	—	(3.6)
Interest income	0.7	3.0	—	(0.4)	3.3

Income from continuing operations before income taxes	183.3	297.1	184.5	(366.0)	298.9
Income tax provision	(0.1)	(113.2)	(0.6)	—	(113.9)

Income from continuing operations	183.2	183.9	183.9	(366.0)	185.0

Loss from discontinued operations, net of tax	—	(1.8)	—	—	(1.8)

Net income	$183.2	$182.1	$183.9	$(366.0)	$183.2

Premcor Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2004

(unaudited, in millions)

	Premcor	Consolidated PRG	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Premcor
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183.2	$182.1	$183.9	$(366.0)	$183.2

Adjustments:
Loss from discontinued operations	—	1.8	—	—	1.8
Depreciation	—	41.2	0.6	—	41.8
Amortization	—	33.1	0.3	—	33.4
Deferred income taxes	0.1	93.4	8.3	(0.1)	101.7
Stock-based compensation	—	9.8	—	—	9.8
Refinery restructuring and other charges	—	(3.8)	—	—	(3.8)
Write-off of deferred financing costs	—	3.6	—	—	3.6
Equity earnings in affiliates	(183.0)	—	(183.0)	366.0	—
Other, net	(0.4)	5.5	1.1	0.3	6.5

CASH PROVIDED BY (REINVESTED IN):
Accounts receivable, prepaid expenses and other	2.2	103.0	(1.3)	(1.4)	102.5
Inventories	—	(54.4)	—	—	(54.4)
Accounts payable, accrued expenses, taxes other than income, and other	5.8	(131.1)	(1.5)	1.2	(125.6)
Affiliate receivables and payables	(16.4)	22.9	(6.5)	—	—
Cash and cash equivalents restricted for debt service	—	0.7	—	—	0.7

Net cash provided by operating activities of continuing operations	(8.5)	307.8	1.9	—	301.2
Net cash used in operating activities of discontinued operations	—	(2.4)	—	—	(2.4)

Net cash provided by operating activities	(8.5)	305.4	1.9	—	298.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	—	(133.8)	(0.1)	—	(133.9)
Expenditures for turnaround	—	(73.9)	—	—	(73.9)
Refinery acquisition expenditures	—	(874.8)	—	—	(874.8)
Net sales of short-term investments	(75.0)	121.5	(1.1)	—	45.4

Net cash used in investing activities	(75.0)	(961.0)	(1.2)	—	(1,037.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	400.0	—	—	400.0
Proceeds from issuance of common stock	493.0	—	—	—	493.0
Long-term debt and capital lease payments	—	(10.0)	—	—	(10.0)
Cash and cash equivalent restricted for debt repayment	—	(3.9)	—	—	(3.9)
Capital contributions, net	(394.6)	394.8	(0.2)	—	—
Deferred financing costs	—	(16.1)	—	—	(16.1)

Net cash provided by investing activities	98.4	764.8	(0.2)	—	863.0

NET INCREASE IN CASH AND CASH EQUIVALENTS	14.9	109.2	0.5	—	124.6
CASH AND CASH EQUIVALENTS, beginning of period	—	118.9	1.8	—	120.7

CASH AND CASH EQUIVALENTS, end of period	$14.9	$228.1	$2.3	$—	$245.3

16. Commitments and Contingencies

Legal and Environmental Liabilities

As a result of its normal course of business, the closure of two refineries, and continuing obligations related to previously owned retail operations (as disclosed in Note 11), the Company is party to certain legal proceedings and environmental-related obligations. As of June 30, 2005, the Company had accrued a total of approximately $90 million (December 31, 2004—$96 million), on primarily an undiscounted basis, for legal and environmental-related obligations. Should a development in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts in excess of our accrual, they could have a material adverse effect on the Company’s operating results, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.

In addition to the specific matters discussed below, the Company also has been named in various other suits and claims. The Company believes that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, an adverse outcome of any one or more of these matters could have a material adverse effect on quarterly or annual operating results or cash flows.

Village of Hartford, Illinois Litigation. In May 2003, the Attorney General’s office for the State of Illinois filed a lawsuit against the Company and a former owner of the Hartford refinery for injunctive relief, cost recovery and penalties related to subsurface contamination in the area of the refinery and facilities owned by other companies. The case, entitled People of the State of Illinois, ex rel. v. The Premcor Refining Group, Inc. et al., is filed in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois. The Attorney General’s office also sent notices to other companies with current or former operations in the area of the state’s intent to sue those companies as well. The lawsuit has been stayed while the Company discusses with the State implementing an assessment and remediation plan for the Hartford refinery site. Also, in the first quarter of 2004, an Administrative Order on Consent was signed by Premcor, two other potentially responsible parties, and the U.S. Environmental Protection Agency. This order requires the investigation of groundwater contamination and the development of a remedial solution for a portion of the Village of Hartford.

In July 2003, approximately 12 residents of the Village of Hartford, Illinois filed a lawsuit against the Company and a prior owner of the Hartford refinery alleging personal injury and property damage due to releases from the refinery and related pipelines. The plaintiffs are seeking class certification and unspecified damages. The case, entitled Sparks, et al. v. The Premcor Refining Group, Inc., et al. was removed to the United States District Court for the Southern District of Illinois. In the second quarter of 2004, plaintiffs filed an amended complaint in the United States District Court Southern District of Illinois. The amended complaint added new, non-diverse defendants, eliminated a cause of action for strict liability and added a new cause of action based on a negligence theory. The Company filed an answer to the amended complaint setting forth its defenses. The United States District Court also remanded the case to state court. The case is currently in the Circuit Court Third Judicial Circuit Madison County, Illinois, Case No. 03-L-1053 captioned Sparks, et al. v. The Premcor Refining Group, Inc. et al.

Also in the second quarter of 2004, two new lawsuits were served by residents in the Village of Hartford. The original complaints have since been amended. The two lawsuits are Bedwell, et al. v. The Premcor Refining Group, Inc., et al. in the Circuit Court Third Judicial Circuit Madison County, Illinois, Case No. 04-L-342 and Abert, et al. v. Alberta Energy Company, Ltd., et al. in the Circuit Court Third Judicial Circuit Madison County, Illinois, Case No. 04-L-354. Bedwell contains allegations substantially similar to Sparks. Bedwell includes a request for class certification similar to Sparks. No class certification has been granted in either case. Abert also raises allegations substantially similar to Sparks but on behalf of approximately 114 individually named plaintiffs against approximately 24 different defendants. The Company has filed responsive pleadings in both cases including defenses to plaintiffs’ claims.

Lawsuits by Residents of Port Arthur, Texas. During the fourth quarter of 2004, the Company received service of 13 lawsuits brought by residents in the area of Port Arthur, Texas alleging personal and pecuniary injuries caused by emissions from industrial facilities in the area. The Company was non-suited without prejudice in three of the lawsuits prior to filing an appearance. The cases have been consolidated into one lead case entitled Crystal Faulk, et al. v. Premcor Refining, et al. in the District Court of Jefferson County, Texas,

Case No. B-173,357. Consolidated petitions have been filed in the case which assert the claims of 142 plaintiffs, 85 of whom are alleging claims against the Company and others. The cases generally involve allegations of negligence per se, negligence, fraud, permanent nuisance, trespass and gross negligence.

Methyl-Tertiary Butyl Ether Products Liability Litigation. During the fourth quarter of 2003 and continuing, the Company has been named in approximately 51 cases, along with dozens of other companies, filed in approximately 15 states concerning the use of methyl-tertiary butyl ether, or MTBE. The cases contain allegations that MTBE is defective. The cases have been removed to federal court and consolidated in the Southern District of New York under the rules for Multi-District Litigation, or MDL. The cases are before the Judicial Panel on MDL Docket No. 1358, In Re: Methyl-Tertiary Butyl Ether Products Liability Litigation. The Company has filed or joined in responsive pleadings and has raised additional defenses to plaintiffs’ claims including those defenses based on the Company’s limited use of MTBE and its narrow geographical use.

Port Arthur: Enforcement. The Texas Commission on Environmental Quality, or TCEQ, conducted a site inspection of our Port Arthur refinery in the spring of 1998. In August 1998, the Company received a notice of enforcement alleging 47 air-related violations and 13 hazardous waste-related violations. The number of allegations was significantly reduced in an enforcement determination response from the TCEQ in April 1999. A follow-up inspection of the refinery in June 1999 concluded that only two alleged items remained outstanding, namely that the refinery failed to maintain the temperature required by our air permit at one of its incinerators and that five process wastewater sump vents did not meet applicable air emission control requirements. The alleged conditions that existed at the time have since changed. In May 2001, the TCEQ proposed an order covering some of the 1998 air and hazardous waste allegations and proposed the payment of a fine of $562,675 and the implementation of a series of technical provisions requiring corrective actions. The Company disputes the allegations and the proposed penalty, and negotiations with the TCEQ are ongoing.

The TCEQ conducted another inspection at our Port Arthur refinery on April 4, 2003. In August 2003, the Company received a notice of enforcement regarding that inspection alleging 46 air-related violations. The Company disputes the allegations and negotiations with the TCEQ are ongoing.

Blue Island: Class Action Matters. In October 1994, our Blue Island refinery experienced an accidental release of used catalyst into the air. In October 1995, a class action, Rosolowski v. Clark Refining & Marketing, Inc., et al., was filed against the Company seeking to recover damages in an unspecified amount for alleged property damage and non-permanent personal injury resulting from that catalyst release. The complaint underlying this action was later amended to add allegations of subsequent events that allegedly interfered with the use and enjoyment of neighboring property. In June 2000, our Blue Island refinery experienced an electrical malfunction that resulted in another accidental release of used catalyst into the air. Following the 2000 catalyst release, two cases were filed purporting to be class actions, Madrigal et al. v. The Premcor Refining Group Inc. and Mason et al. v. The Premcor Refining Group Inc. Both cases sought damages in an unspecified amount for alleged property damage and personal injury resulting from that catalyst release. Mason was voluntarily dismissed in 2004. Rosolowski and Madrigal have been consolidated for the purpose of conducting discovery, which is currently proceeding. Other single plaintiff cases regarding the same incidents are also pending. The cases are pending in Circuit Court of Cook County, Illinois.

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

Former Retail Sites Violation Notices. In the first quarter of 2004, the Company received 39 Violation Notices from the Illinois EPA as a result of remediation activities at 35 former retail sites in the State of Illinois. The notices do not contain any proposed penalties but penalties may be sought under the applicable law. The Company has responded to the Violation Notices and the Company is continuing the remediation work being performed at these sites.

Alleged Asbestos and Benzene Exposure. The Company, along with numerous other defendants, has been named in certain individual lawsuits alleging personal injury resulting from exposure to asbestos or benzene. A majority of the claims have been filed by employees of third party independent contractors who purportedly were exposed while performing services at our Hartford and Port Arthur refineries. Some of the cases are in the early stages of litigation. Substantive discovery has not yet been concluded. Therefore it is not possible at this time for the Company to quantify its exposure from these claims, but, based on currently available information, the Company does not believe that any liability resulting from the resolution of these matters will have a material adverse effect on its financial condition, results of operations and cash flows.

New Source Review Permit Issues. New Source Review requirements under the Clean Air Act apply to newly constructed facilities, significant expansions of existing facilities, and significant process modifications and require new major stationary sources and major modifications at existing major stationary sources to obtain permits, perform air quality analysis and install stringent air pollution control equipment at affected facilities. The EPA previously commenced an industry-wide enforcement initiative regarding New Source Review and other laws. The EPA initiative, which includes sending numerous refineries information requests pursuant to Section 114 of the Clean Air Act, appears to target many items that the industry has historically considered routine repair, replacement, maintenance or other activity exempted from the New Source Review requirements.

The Company has responded to information requests from the EPA regarding New Source Review compliance at our Port Arthur, Lima and Memphis refineries, all of which were purchased within the last ten years. The Company believes that any costs to respond to New Source Review issues at those refineries prior to our purchase are the responsibility of the prior owners and operators of those facilities.

At the Memphis refinery, under the purchase agreement, the Company is responsible for any costs it incurs for capital improvements arising out of EPA Section 114 proceedings. The Memphis refinery has installed advanced pollution controls that reduced the amount of additional control equipment that may be required. Williams has retained responsibility for any penalties that may arise due to non-compliance.

Environmental matters are as follows:

Port Arthur, Lima, Memphis and Delaware City Refineries. The original refineries on the sites of the Port Arthur and Lima refineries began operating in the late 1800s and early 1900s, prior to modern environmental laws and methods of operation. There is contamination at these sites, which the Company believes will be required to be remediated. Under the terms of the 1995 purchase of the Port Arthur refinery, Chevron Products Company, the former owner, generally retained liability for all required investigation and remediation relating to pre-purchase contamination discovered by June 1997, except with respect to certain areas on or around active processing units, which are the Company’s responsibility. Less than 200 acres of the 3,600-acre refinery site are occupied by active processing units. Extensive due diligence efforts prior to the Company’s acquisition and additional investigation after the acquisition documented contamination for which Chevron is responsible. In June 1997, the Company entered into an agreed order with Chevron and the Texas Commission on Environmental Quality, or TCEQ, that incorporates the contractual division of the remediation responsibilities for certain assets into an agreed order. The Company has recorded a liability for its portion of the Port Arthur remediation.

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

The Memphis refinery was constructed in 1941 and also has contamination on the property. An order was originally issued in 1998 by the Tennessee Department of Environment and Conservation (TDEC) Division of Solid Waste Management to MAPCO Petroleum, Inc. (the owner of the refinery prior to Williams). This order addresses groundwater remediation of light non-aqueous phase liquids and dissolved phase hydrocarbons underlying the refinery. Williams has agreed, subject to the limitations described below, to indemnify the

Company against all environmental liabilities incurred as a result of a breach of their environmental representations and as a result of environmental related matters (1) known by them prior to the closing but not disclosed to the Company and (2) not known by them prior to the closing. The Company is responsible for all other environmental liabilities, including various pending clean-up and compliance matters. The Company recorded a liability for various on-going remediation matters as part of the acquisition accounting. Any claims made by the Company against Williams for environmental liabilities must be made within seven years. Williams obtained, at their expense, a ten-year fully pre-paid $50 million environmental insurance policy in support of this obligation covering unknown and undisclosed liabilities for the period of time prior to the acquisition. The insurance policy provides for a $25 million (with a $5 million limit for third party claims for offsite non-owned locations) limit per incident, with a $25 million aggregate limit and a self-insured retention of $250,000 per incident. The maximum amount the Company can recover for environmental liabilities is limited to $50 million from Williams plus any amounts provided under the insurance policy. Williams has also agreed to indemnify the Company against breaches of their representations and from liabilities arising from the ownership and operation of the assets (other than environmental liabilities) prior to the closing, but the liability of the sellers will be subject to a $5 million deductible and a maximum liability of $50 million. In addition, Williams has agreed to indemnify the Company for any fines and penalties that result from Williams’ operations or ownership.

The Delaware City purchase agreement provides that, subject to certain limitations, the seller shall indemnify the Company against certain environmental liabilities and costs to the extent related to, arising out of, resulting from, or occurring during the ownership, operation or use of the refinery assets prior to the closing. Conversely, the Company has agreed to indemnify the seller against environmental liabilities and costs to the extent related to, arising out of, resulting from, or occurring during the period of time after the closing. These indemnities are generally subject to a cap of $50 million, with the exception of certain matters, including outstanding consent orders involving, and ongoing cleanup projects at the refinery, which are subject to an aggregate cap of $800 million. In addition, the Company has agreed to assume responsibility under an existing consent order which requires the installation of air pollution control technology to the refinery’s coker and fluid catalytic cracker. There can be no assurances that the seller will satisfy its obligations under this agreement, or that significant liabilities will not arise with respect to the matters the Company has assumed or for which the Company is indemnifying the seller.

There can be no assurances that these environmental liabilities and/or costs or expenditures to comply with environmental laws will not have a material adverse effect on the Company’s current or future financial condition, results of operations, and cash flow.

Blue Island Refinery Decommissioning and Closure. In January 2001, the Company ceased refining operations at its Blue Island refinery. The decommissioning of the facility is complete. The Company has been in discussions with state and local governmental agencies concerning remediation of the site and entered into a consent order setting forth the agreement for investigation of the site. The Company has recorded a liability for the environmental remediation of the refinery site based on costs that are reasonably foreseeable at this time, taking into consideration studies performed in conjunction with the insurance policies discussed below. In 2002, the Company obtained environmental risk insurance policies covering the Blue Island refinery site. This insurance program allows the Company to quantify and, within the limits of the policies, cap its cost to remediate the site, and provide insurance coverage from future third party claims arising from past or future environmental releases. The remediation cost overrun policy has a term of ten years and, subject to certain exceptions and exclusions, provides $25 million in coverage in excess of a self-insured retention amount of $26 million. The pollution legal liability policy provides for $25 million in aggregate coverage in excess of a $100,000 deductible per incident. The responsibility for the dismantling and environmental remediation of the refinery’s above ground assets had been assumed by a third party in connection with its purchase of the assets for resale. The third party has defaulted on its obligation and the Company recorded a liability of $4.1 million in the fourth quarter of 2003 to provide for its estimated cost to dismantle and remediate the remaining above ground refinery equipment. The project is currently underway and is expected to be completed in 2005.

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

Former Retail Sites. In 1999, the Company sold its former retail marketing business, which it operated over a number of years at a total of 1,150 sites. During the course of operations of these sites, releases of petroleum products from underground storage tanks occurred. Federal and state laws require that contamination caused by such releases be assessed and remediated to meet applicable standards. The enforcement of the underground storage tank regulations under the Resource Conservation and Recovery Act has been delegated to the states that administer their own underground storage tank programs. The Company’s obligation to remediate such contamination varies, depending upon the extent of the releases and the stringency of the laws and regulations of the states in which the releases were made. A portion of these remediation costs may be recoverable from the appropriate state underground storage tank reimbursement fund once the applicable deductible has been satisfied. The 1999 sale included approximately 670 sites, 225 of which had no known preclosure contamination, 365 of which had known preclosure contamination of varying extent, and 80 of which had been previously remediated. The Company and the purchaser of the retail division assumed certain preclosure environmental obligations. The bankruptcy discussed below may have an effect on these obligations.

In connection with the 1999 sale, the Company assigned approximately 170 leases and subleases of retail stores to the purchaser of its retail division, Clark Retail Enterprises, Inc., or CRE. The Company, subject to certain defenses, remained jointly and severally liable for CRE’s obligations under approximately 150 of these leases, including payment of rent and taxes. The Company may also be contingently liable for environmental obligations at these sites. In October 2002, CRE and its parent company, Clark Retail Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In bankruptcy hearings throughout 2003, CRE rejected, and subject to certain defenses, the Company became primarily obligated for, approximately 36 of these leases. During the third quarter of 2003, CRE conducted an orderly sale of its remaining retail assets, including most of the leases and subleases previously assigned by the Company to CRE except those that were rejected by CRE. The primary obligation under the non-rejected leases and subleases was transferred in the CRE sale process to various unrelated third parties; however, the Company, subject to certain defenses, will likely remain jointly and severally liable on the assigned leases.

Of the remaining 478 former retail sites not sold in the 1999 transaction described above, the Company has sold all but 4 stores. The Company is actively seeking to sell these remaining properties. The Company generally retained the remediation obligations for sites that were sold with presale contamination. Typically, the Company agreed to retain liability for all of these sites until an appropriate state regulatory agency issued a letter indicating that no further remedial action is necessary. However, these letters are subject to revocation if it is later determined that contamination exists at the properties, and the Company would remain liable for the remediation of any property for which a letter was received and subsequently revoked. The Company is currently involved in the active remediation of approximately 108 of the former retail sites that were not sold in the 1999 transaction.

During the period from the beginning of 1999 through June 30, 2005, the Company expended approximately $26 million to satisfy all the environmental cleanup obligations of the former retail marketing business and, as of June 30, 2005, had $21.0 million accrued to satisfy those obligations in the future.

A portion of the $21.0 million liability discussed above was established pursuant to an environmental indemnity agreement with CRE in connection with the 1999 sale of retail assets. The environmental indemnity obligation as it relates to the CRE retail properties was not extended to the buyers of CRE’s retail assets in the recent bankruptcy proceedings.

Former Terminals. In December 1999, the Company sold 15 refined product terminals to a third party, but retained liability for environmental matters at four terminals and, with respect to the remaining eleven terminals, the first $250,000 per year of environmental liabilities until December 2005 up to a maximum of $1.5 million. In 2004, these terminals were sold to another third party except for the Hammond, Indiana terminal which the Company repurchased and continue to retain responsibility for most environmental matters.

Other Memphis Related Assets. On February 18, 1998, TDEC Division of Solid Waste Management issued an order to Truman Arnold Company Memphis Terminal (prior owner) to address increasing levels of petroleum in groundwater underlying the Riverside Terminal facility. The Company has been working with TDEC to continue remediation of the groundwater. A non-hazardous land farm was operated at the Memphis refinery up until February 2002, most recently for disposal of catalyst from the Poly Unit. The cost to close the land farm in accordance with the permit’s closure procedures is not material.

Environmental Product Standards

The Environmental Protection Agency, or EPA, has promulgated regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and diesel fuel designed to reduce air emissions from the use of these products. The Company expects to incur, in the aggregate, approximately $780 million, of which $512.8 million has been incurred as of June 30, 2005, in order to comply with environmental regulations related to the new stringent sulfur content specifications. Future revisions to the current cost estimates may be necessary as the Company continues to finalize its engineering and procurement plans. Additionally, the increase in worldwide prices and demand for steel and equipment may also require the Company to further revise its estimates. Information related to the expected expenditures in relation to these new regulations is shown below.

	Total Estimated Expenditures	Total Expenditures Incurred To-Date	Remaining Expenditures at June 30, 2005
Gasoline low-sulfur standards	$345.0	$336.1	$8.9
Diesel low-sulfur standards	435.0	176.7	258.3

Total	$780.0	$512.8	$267.2

As of June 30, 2005, the Company had outstanding contractual commitments of $165.5 million related to the design and construction activity at the refineries for the gasoline and diesel low-sulfur standards compliance.

17. Subsequent Events

On July 26, 2005, the Board of Directors declared a dividend of $0.02 per share payable on September 15, 2005 to all stockholders of record on August 29, 2005.

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

We are an independent petroleum refiner and supplier of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States. PRG owns and operates four refineries with a combined total throughput capacity of approximately 800,000 barrels per day, or bpd. The refineries are located in Port Arthur, Texas; Lima, Ohio; Memphis, Tennessee; and Delaware City, Delaware. We sell petroleum products in the Midwest, the Gulf Coast, the Northeastern and the Southeastern United States on an unbranded basis to approximately 1,200 distributors and chain retailers through a combination of our own product distribution system and an extensive third-party owned product distribution system, as well as in the spot market.

Valero Merger

On April 25, 2005, Valero Energy Corporation (“Valero”) and Premcor announced that the companies had entered into an Agreement and Plan of Merger, whereby Premcor will be merged with and into Valero, with Valero as the surviving corporation. The boards of directors of both companies unanimously approved Valero’s acquisition of Premcor, which is subject to the approval of Premcor’s shareholders and customary regulatory approvals. On June 27, 2005, the Federal Trade Commission issued a request for additional information and documentary material pursuant to the Hart-Scott-Rodino Antitrust Improvement Act (“Hart-Scott-Rodino”). Premcor expects to comply with the request. A special meeting will be held on August 30, 2005 for Premcor stockholders of record as of July 8, 2005, to vote to adopt the Agreement and Plan of Merger.

Under the terms of the merger agreement, Premcor shareholders will have the right to receive either 0.99 shares of Valero common stock, or $72.76 in cash for each share of Premcor stock they own, or a combination of the two, subject to pro-ration so that 50 percent of the total Premcor shares are acquired for cash.

Valero and Premcor have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) that both Valero and Premcor will conduct their respective businesses in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time and (ii) not to engage in certain kinds of transactions during such period. In addition, Premcor has agreed to cause a meeting of holders of Premcor common stock to be held by Premcor to consider adoption of the Merger Agreement. Premcor has also made certain additional customary covenants, including, among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.

Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of Premcor Common Stock, (ii) absence of any law or order prohibiting the consummation of the Merger, and (iii) expiration or termination of the Hart-Scott-Rodino waiting period and certain other regulatory approvals. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) material compliance of the other party with its covenants, and (iii) the delivery of customary opinions from counsel to Valero and counsel to Premcor that the Merger will qualify as a reorganization under Section 368(a) of the Internal Revenue Code.

The Merger Agreement contains certain termination rights for both Valero and Premcor, and further provides that, upon termination of the Merger Agreement under specified circumstances, Premcor may be required to pay Valero a termination fee of $150 million.

Delaware City Refinery Acquisition

Effective May 1, 2004, we completed an agreement with Motiva Enterprises LLC (“Motiva”) to purchase its Delaware City refining complex located in Delaware City, Delaware. The Delaware City refinery has a rated crude unit throughput capacity of approximately 190,000 bpd. Also included in the purchase was a 2,400 tons per day petroleum coke gasification unit, a 180 megawatt cogeneration facility, 8.5 million barrels of crude oil, intermediates, blendstock, and product tankage and a 50,000 bpd truck-loading rack. The purchase price was $800 million ($780 million cash and $20 million assumed liabilities), plus additional petroleum inventories valued at $90 million and approximately $3 million in transaction fees. In addition, Motiva will be entitled to receive contingent purchase payments of $25 million per year up to a total of $75 million over a three-year period depending on the amount of crude oil processed at the refinery and the level of refining margins during that period, and a $25 million payment per year up to a total of $50 million over a two-year period depending on the achievement of certain performance criteria at the gasification facility. Any amount we pay to Motiva for the contingent consideration will be recorded as goodwill. In July 2005, we made a payment to Motiva for $25 million that was recorded as goodwill. Such goodwill will not be amortized but will be subject to an annual impairment test.

The Delaware City refinery is a high-conversion medium and heavy high-sulfur crude oil refinery. Major process units include a crude unit, a reformer unit, a fluid catalytic cracking unit, a fluid coking unit, a high pressure hydrocracking unit and a coke gasification unit. Primary products include regular and premium conventional and reformulated gasoline, low-sulfur diesel, heating oil and jet fuel. The refinery’s production is sold in the U.S. Northeast via pipeline, barge and truck distribution. The refinery’s petroleum coke production is sold to third parties or gasified to fuel the cogeneration facility, which is designed to supply electricity and steam to the refinery as well as outside electrical sales to third parties.

We financed the acquisition from a portion of the proceeds from our April 2004 public common stock offering of 14.9 million shares which provided net proceeds of $490 million; from PRG’s $400 million senior notes offering completed April 2004 of which $200 million, due in 2011, bear interest at 6 1/8% per annum and $200 million, due in 2014, bear interest at 6 3/4% per annum; and from available cash.

The acquisition of the Delaware City refinery assets was accounted for using the purchase method, and the results of operations of these assets have been included in our results from the date of acquisition. The final adjusted purchase price allocation is as follows:

Current assets	$128.0
Property, plant & equipment	756.9
Other assets	5.3
Accrued expenses and other	(1.6)
Other long-term liabilities	(15.8)

Total purchase price allocation	$872.8

In conjunction with the acquisition of the Delaware City refinery, we entered into an agreement, effective May 1, 2004, with the Saudi Arabian Oil Company for the supply of 105,000 bpd of crude oil; however, due to certain quota restrictions the current supply is 85,000 bpd. The agreement has terms extending to April 30, 2005, with automatic one-year extensions thereafter unless terminated at the option of either party. The contract has been renewed effective May 1, 2005. The crude oil is priced by a market-based formula as defined in the agreement. We also entered into a product offtake agreement with Motiva that provides for the delivery by Premcor to Motiva of approximately 36,700 bpd of finished light petroleum products, such as gasoline and heating oil. The agreement was effective May 1, 2004, and the main portion of the offtake agreement has terms extending for six months with automatic renewals until canceled by either party. Both Premcor and Motiva have decided not to renew the contract and as of April 30, 2005, the contract had expired.

Results of Operations

The following tables reflect Premcor Inc.’s financial and operating highlights for the three and six months ended June 30, 2005 and 2004.

Financial Results (in millions except per share data)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales and operating revenues	$5,308.5	$3,573.7	$9,472.8	$6,125.4
Cost of sales	4,402.2	3,034.7	8,018.0	5,269.2

Gross margin (1)	906.3	539.0	1,454.8	856.2
Operating expenses	265.4	197.5	502.7	344.5
General and administrative expenses	65.2	43.2	107.0	65.7
Depreciation and amortization	43.0	36.8	89.3	70.9
Refinery restructuring and other charges	0.6	4.7	4.7	9.3

Operating income	532.1	256.8	751.1	365.8
Interest and finance expense, net	(21.5)	(33.7)	(48.4)	(63.3)
Loss on extinguishment of debt	—	(3.6)	—	(3.6)
Income tax provision	(178.1)	(84.5)	(243.5)	(113.9)

Income from continuing operations	332.5	135.0	459.2	185.0
Loss from discontinued operations, net of tax	(3.1)	(1.5)	(4.6)	(1.8)

Net income	$329.4	$133.5	$454.6	$183.2

Income from continuing operations per common share:
Basic	$3.72	$1.58	$5.15	$2.32
Diluted	3.60	1.55	4.99	2.27
Weighted average common shares outstanding:
Basic	89.2	85.4	89.2	79.8
Diluted	92.3	87.3	92.1	81.5

(1)	In order to assess our operating performance, we compare our actual gross margin (net sales and operating revenues less cost of sales) to industry gross margin benchmarks, such as the industry refining margins and crude oil price differentials defined in the table below.

	Three months ended June 30,			Six months ended June 30,
	2005	2004		2005	2004
Market Indicators (dollars per barrel, unless otherwise noted)

West Texas Intermediate, or “WTI” (sweet)	$53.17	$38.31		$51.48	$36.78
Industry Refining Margins:
Gulf Coast 2/1/1	9.60	7.18		8.08	6.28
Chicago 3/2/1	10.50	10.85		8.68	8.91
NYH RFG 3/2/1	10.42	11.61	*	8.21	11.61	*
Crude Oil Price Differentials:
WTI less Maya (heavy sour)	13.11	8.73		15.10	9.05
WTI less Arab Medium	8.12	5.90	*	8.80	5.90	*
WTI less Dated Brent (foreign)	1.55	2.97		1.92	3.12
Natural Gas (per mmbtu)	6.85	6.00		6.50	5.70

*	We acquired the Delaware City refinery effective May 1, 2004; therefore indicators above reflect averages from May 1, 2004.

Selected Throughput and Per Barrel Data (in thousands of bpd, except as noted)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Total throughput by refinery:
Port Arthur	263.5	236.5	223.7	225.8
Lima	152.4	125.9	143.4	116.0
Memphis	132.5	157.1	133.7	154.7
Delaware City (1)	192.4	117.3	182.3	58.7

Total throughput	740.8	636.8	683.1	555.2

Total throughput (in millions of barrels)	67.4	57.9	123.6	101.0
Per barrel of total throughput (in dollars):
Gross margin	$13.45	$9.30	$11.77	$8.47
Operating expenses	3.94	3.41	4.07	3.41

(1)	We acquired the Delaware City refinery effective May 1, 2004 and the total throughput for the six months ended June 30, 2004 reflected 61 days of operations averaged over that period. Total throughput averaged 175.1 mbpd during the 61 days of operations in 2004.

	Three months ended June 30, 2005						Three months ended June 30, 2004
Selected Volumetric Data (in thousands of bpd)	Port Arthur	Lima	Memphis	Delaware City	Total	Percent of Total	Port Arthur	Lima	Memphis	Delaware City (2)	Total	Percent of Total
Throughput:
Crude unit throughput	255.6	150.5	125.3	174.0	705.4	95%	213.6	127.5	140.5	112.5	594.1	93%
Other throughputs	7.9	1.9	7.2	18.4	35.4	5%	22.9	(1.6)	16.6	4.8	42.7	7%

Total throughput	263.5	152.4	132.5	192.4	740.8	100%	236.5	125.9	157.1	117.3	636.8	100%

Production:
Conventional gasoline	91.0	78.1	49.8	67.7	286.6	38%	94.9	60.0	68.5	39.8	263.2	41%
Premium and reformulated gasoline	34.3	8.0	6.2	30.2	78.7	10%	22.8	8.1	11.2	24.1	66.2	10%
Diesel fuel	80.9	24.2	36.8	64.3	206.2	27%	59.2	17.4	40.6	20.9	138.1	21%
Jet fuel	27.1	23.2	26.2	0.9	77.4	10%	23.9	19.0	22.8	19.8	85.5	13%
Other products / blendstocks, net	17.3	18.2	12.2	17.5	65.2	9%	19.0	16.6	7.1	6.3	49.0	8%

Total light products	250.6	151.7	131.2	180.6	714.1	94%	219.8	121.1	150.2	110.9	602.0	93%
Solid by products / residual oil (1)	30.0	3.0	0.2	9.5	42.7	6%	28.0	4.4	5.4	9.3	47.1	7%

Total production	280.6	154.7	131.4	190.1	756.8	100%	247.8	125.5	155.6	120.2	649.1	100%

	Six months ended June 30, 2005						Six months ended June 30, 2004
	Port Arthur	Lima	Memphis	Delaware City	Total	Percent of Total	Port Arthur	Lima	Memphis	Delaware City (2)	Total	Percent of Total
Throughput:
Crude unit throughput	204.8	142.2	125.6	164.0	636.6	93%	210.3	116.9	141.9	56.3	525.4	95%
Other throughputs	18.9	1.2	8.1	18.3	46.5	7%	15.5	(0.9)	12.8	2.4	29.8	5%

Total throughput	223.7	143.4	133.7	182.3	683.1	100%	225.8	116.0	154.7	58.7	555.2	100%

Production:
Conventional gasoline	77.9	74.2	51.0	54.9	258.0	37%	82.0	60.8	64.7	19.9	227.4	40%
Premium and reformulated gasoline	20.9	7.4	7.4	37.2	72.9	10%	22.3	6.8	9.8	12.1	51.0	9%
Diesel fuel	64.7	23.5	36.0	55.5	179.7	26%	58.4	16.3	44.9	10.4	130.0	23%
Jet fuel	18.7	21.5	26.6	2.0	68.8	10%	22.3	17.6	23.7	9.9	73.5	13%
Other products / blendstocks, net	28.7	15.7	11.8	25.0	81.2	12%	24.5	11.1	5.8	3.2	44.6	8%

Total light products	210.9	142.3	132.8	174.6	660.6	95%	209.5	112.6	148.9	55.5	526.5	93%
Solid by products / residual oil (1)	23.6	3.1	0.2	7.6	34.5	5%	27.1	4.0	5.4	4.7	41.2	7%

Total production	234.5	145.4	133.0	182.2	695.1	100%	236.6	116.6	154.3	60.2	567.7	100%

(1)	Volumes are per barrel equivalents.
(2)	We acquired the Delaware City refinery effective May 1, 2004 and the total throughput for the six months ended June 30, 2004 reflected 61 days of operations averaged over that period. Total throughput averaged 175.1 mbpd during the 61 days of operations in 2004.

Three and six months ended June 30, 2005 as compared to three and six months ended June 30, 2004

Overview. Net income was $329.4 million ($3.57 per diluted share) for the three months ended June 30, 2005 as compared to $133.5 million ($1.53 per diluted share) in 2004. Our operating income was $532.1 million for the three months ended June 30, 2005 as compared to $256.8 million in 2004.

Net income was $454.6 million ($4.94 per diluted share) for the six months ended June 30, 2005 as compared to $183.2 million ($2.25 per diluted share) in 2004. Our operating income was $751.1 million for the six months ended June 30, 2005 as compared to $365.8 million in 2004.

The results of operations for the six months ended June 30, 2004 include two months of operations of our Delaware City refinery beginning May 1, 2004, the date of purchase.

Net Sales and Operating Revenues. Net sales and operating revenues increased $1,734.8 million, or 49%, to $5,308.5 million for the three months ended June 30, 2005 from $3,573.7 million in 2004. Net sales and operating revenues increased $3,347.4 million, or 55%, to $9,472.8 million for the six months ended June 30, 2005 from $6,125.4 million in 2004. The increase in net sales and operating revenue is primarily due to overall higher refined product prices with a strong distillate market in conjunction with most of our refineries running more reliably during the quarter. Also contributing to the increase in revenues was the three months of operations at Delaware City in the second quarter of 2005 as compared to two months of operations in 2004. Additionally, the Lima refinery had a full refinery turnaround during the first and second quarter of 2004. We believe the continued favorable market conditions were driven in part by increased global product demand outpacing global refining capacity.

Gross Margin. Gross margin increased $367.3 million, or 68%, to $906.3 million for the three months ended June 30, 2005 from $539.0 million in 2004. Gross margin increased $598.6 million, or 70%, to $1,454.8 million for the six months ended June 30, 2005 from $856.2 million in 2004. The increase in gross margin for the three and six months ended June 30, 2005 was principally driven by our ability to take advantage of the strong crude oil price differentials and industry refining margins in our markets combined with our refineries running reliably during the second quarter of 2005. Additionally, our gross margin reflected three months of operations at Delaware City in the second quarter of 2005 as compared to two months of operations in the second quarter of 2004. These increases were partially offset by the unscheduled downtime on the continuous catalytic reformer for 48 days and the fluid catalytic cracker for 14 days at our Memphis refinery for the six months ended June 30, 2005.

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

Average industry refining margins for the three and six months ended June 30, 2005 for the most part were at higher levels as compared to similar periods in 2004. The Gulf Coast 2/1/1 was approximately 34% and 29% higher for the three and six months ended June 30, 2005 as compared to the same period in 2004. The Chicago 3/2/1 was slightly lower for the three and six months ended June 30, 2005 as compared to the corresponding period in 2004. The NYH RFG 3/2/1 has averaged $10.42 and $8.21 for the three and six months ended June 30, 2005. We believe the strong industry refining margins for the three and six months ended June 30, 2005 were driven in part by increased global light product demand outpacing global capacity.

The WTI less Maya crude oil price differential averaged $13.11 and $15.10 for the three and six months ended June 30, 2005. This represents an increase of 50% and 67% for the three and six months ended June 30, 2005 compared to 2004. The WTI less Arab Medium crude oil price differential averaged $8.12 and $8.80 for the three and six months ended June 30, 2005. This represents an increase of 38% and 49% for the three and six months ended June 30, 2005 compared to the two months ended June 30, 2004. In addition to these heavy high-sulfur sour crude oil price differentials, we were able to purchase some heavily discounted crudes from South America and Eastern Europe which had a positive impact on Port Arthur and Delaware City’s gross margin as these refineries are capable of processing medium to heavy high-sulfur crude oil. Both Lima and Memphis process primarily light sweet crude oils, and accordingly, do not require an adjustment for crude oil price differentials except to the extent to which their crude oil is purchased in a foreign market versus a domestic market. The WTI less Brent crude oil price differential was approximately 48% and 39% lower for the three and six months ended June 30, 2005 than in 2004.

Approximately 11% to 15% and 4% to 8% of the product slate at Port Arthur and Delaware City, respectively, is lower value petroleum coke, sulfur, and residual oils, which negatively impacted the refinery’s gross margin against the benchmark crack spread. Less than 5% of the product slate at Lima and Memphis is the lower value residual oils or petroleum coke.

Although benchmark market indicators such as the Gulf Coast 2/1/1, Chicago 3/2/1, and the NYH RFG 3/2/1 are useful in predicting industry refining gross margins, changes in absolute hydrocarbon prices, the “structure” of the hydrocarbon futures market and our specific price risk management activities have an effect on our results that does not correlate with the benchmark market indicators. Based on our current refinery operations, we have an average net fixed price purchase commitment position of approximately 8 million barrels. To manage the absolute price risk while holding these net fixed price purchase commitments, we may buy or sell futures contracts on the New York Mercantile Exchange, or NYMEX, that correspond volumetrically with all or a portion of our net fixed price purchase commitments. See “Quantitative and Qualitative Disclosures about Market Risk—Commodity Risk” for a description of our price risk management strategies and policies. Due primarily to the contango market conditions operating results were positively affected by approximately $38 million and $40 million, respectively, related to our price risk management activities for the three and six months ended June 30, 2005.

Refinery Operations

The total throughput rate at our Port Arthur refinery was 263,500 bpd and 223,700 bpd for the three and six months ended June 30, 2005, as compared to 236,500 bpd and 225,800 bpd in the corresponding periods of 2004. For the three months ended June 30, 2005, the high throughput rates were possible due to the increase in reliability from the first quarter plant-wide turnaround. The light product yield averaged approximately 90% in the second quarter versus approximately 85% before the planned turnaround maintenance. For the six months ended June 30, 2005, the throughput rates were restricted due to the scheduled plant-wide maintenance turnarounds that took place during the first quarter. The turnaround included maintenance on the crude unit, hydrocracker, coker, catalytic cracker and alkylation units. On average, most of the units were down 30 to 35 days each. Ancillary crude costs, primarily transportation, at Port Arthur averaged $0.79 per barrel of crude unit throughput for the three months ended June 30, 2005.

The total throughput rate at our Lima refinery was 152,400 bpd and 143,400 bpd for the three and six months ended June 30, 2005, as compared to 125,900 bpd and 116,000 bpd in the corresponding periods of 2004. For the three and six months ended June 30, 2005, the total throughput rate was higher due to the scheduled full refinery maintenance turnaround that occurred during the first and second quarter of 2004. In 2005, the refinery ran well and performed very reliably. Ancillary crude costs for Lima averaged $1.44 per barrel of crude unit throughput in the three months ended June 30, 2005.

The total throughput rate at our Memphis refinery was 132,500 bpd and 133,700 bpd for the three and six months ended June 30, 2005 as compared to 157,100 bpd and 154,700 bpd in the corresponding periods of 2004. Total throughput in 2005 was reduced due to unplanned downtime on the continuous catalytic reformer for 48 days and unplanned downtime on the fluid catalytic cracker for 14 days. Ancillary crude costs for Memphis averaged $0.56 per barrel of crude unit throughput in the three months ended June 30, 2005.

The total throughput rate at our Delaware City refinery was 192,400 bpd and 182,300 bpd for the three and six months ended June 30, 2005. For the three and six months ended June 30, 2004, the total throughput rate was 175,100 bpd, which reflects 61 days of operations since May 1, 2004, the acquisition date. Total throughput for the six months ended June 30, 2005 was slightly higher than expected due to improved operations, increased reliability, and the deferral of some planned maintenance work. Ancillary crude costs, primarily transportation, averaged $0.86 per barrel of crude unit throughput for the three months ended June 30, 2005.

Operating Expenses. Operating expenses increased $67.9 million to $265.4 million in the three months ended June 30, 2005 from $197.5 million in the corresponding period of 2004. Operating expenses increased $158.2 million to $502.7 million in the six months ended June 30, 2005 from $344.5 million in the corresponding period of 2004. The increase in operating expenses for both the three and six months ended June 30, 2005 is primarily due to the three and six months of operations at Delaware City in 2005 and natural gas prices increasing 14% for both the three and six months ended June 30, 2005 as compared to the similar periods in 2004.

General and Administrative Expenses. General and administrative expenses increased $22.0 million to $65.2 million for the three months ended June 30, 2005 from $43.2 million in the corresponding period in 2004. General and administrative expenses increased $41.3 million to $107.0 million for the six months ended June 30, 2005 from $65.7 million in the corresponding period in 2004. The increase in general and administrative expenses for the three and six months ended June 30, 2005 is primarily related to a $17 million and $28 million increase for incentive compensation accrual and increases in various professional fees, the full three and six months of operations of the Delaware City refinery and certain employee benefit programs. Included in general and administrative expenses is stock-based compensation expense, which was $3.2 million for the three months ended June 30, 2005 and $8.3 million for the six months ended June 30, 2005.

Depreciation and Amortization. Depreciation and amortization increased $6.2 million to $43.0 million in the three months ended June 30, 2005 from $36.8 million in the corresponding period in 2004. Depreciation and amortization increased $18.4 million to $89.3 million in the six months ended June 30, 2005 from $70.9 million in the corresponding period in 2004. This increase was principally due to our significant capital expenditure activity and a full six months of depreciation for Delaware City in 2005.

Refinery Restructuring and Other Charges. During the three and six months ended June 30, 2005, we recorded refinery restructuring and other charges of $0.6 million and $4.7 million, respectively. The charges relate to litigation and environmental matters at closed refineries.

During the three months ended June 30, 2004, we recorded refinery restructuring and other charges of $4.7 million, which included a $3.3 million charge related to the St. Louis administrative office closure and $1.4 million related to litigation and environmental matters at closed refineries. During the six months ended June 30, 2004, we recorded refinery restructuring and other charges of $9.3 million. The charges include $7.3 million related to the St. Louis administrative office closure and $2.0 million related to expenses associated with safety and environmental matters at closed refineries. Below is further discussion of the administrative function restructuring.

Administrative Restructuring. In 2002, we began a restructuring of our administrative functions, and at that time the elimination of certain positions in the St. Louis office was scheduled for early 2003. In May 2003, we announced that we would be closing the St. Louis office and moving the administrative functions to the Connecticut office over the next twelve months. The office move, which was completed in 2004, cost $14.8 million, which included $4.3 million of severance related benefits and $10.5 million of other costs such as training, relocation and the movement of physical assets. The severance related costs were amortized over the future service period of the affected employees and the other costs were expensed as incurred.

Interest and Finance Expense, net. Interest and finance expense, net decreased by $12.2 million to $21.5 million for the three months ended June 30, 2005 from $33.7 million in the corresponding period in 2004. Interest and finance expense, net decreased by $14.9 million to $48.4 million for the six months ended June 30, 2005 from $63.3 million in the corresponding period in 2004. This decrease is primarily due to an increase in capitalized interest incurred from our capital expenditures and an increase in interest income from our investments in debt securities that were $671.7 million as of June 30, 2005 compared to $259.5 million as of June 30, 2004. Those increases were partially offset by a $400 million increase in long-term debt in 2004 that is fully reflected in 2005 interest expense.

Loss on Extinguishment of Debt. As a result of the early extinguishment of the $785 million credit facility, we recorded a loss of $3.6 million for both the three and six months ended June 30, 2004.

Income Tax Provision. We recorded a $178.1 million and $243.5 income tax provision in the three and six months ended June 30, 2005, compared to a $84.5 million and $113.9 million income tax provision in the corresponding periods in 2004. Our effective tax rate was 34.7% for the six months ended June 30, 2005 versus 38.1% in 2004. Our subsidiaries are subject to different statutory tax rates. These differing tax rates and the differing amount of taxable income or loss recognized by each subsidiary impact our consolidated effective tax rate. The decrease in our 2005 consolidated effective tax rate as compared to 2004 resulted from a higher percentage of our 2005 consolidated income being recognized by Sabine, which has a lower effective tax rate than other subsidiaries and the change in the Ohio tax law.

Discontinued Operations. In connection with the 1999 sale of PRG’s retail assets to Clark Retail Enterprises, Inc. (“CRE”), PRG assigned certain leases and subleases of retail stores to CRE. Subject to certain defenses, PRG remains jointly and severally liable for CRE’s obligations under approximately 150 of these leases, including payment of rent and taxes. PRG may also be contingently liable for environmental obligations at these sites. In 2002, CRE and its parent company, Clark Retail Group, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2004, the CRE bankruptcy estate was liquidated and the case dismissed. As of June 30, 2005, PRG was subleasing 36 operating stores, the leases on 30 stores had either been terminated or expired, the leases on 82 operating stores were held by third parties, PRG had completed the buy out of one lease and is in the process of buying out the leases on the remaining two stores. For the three and six months ended June 30, 2005, PRG recorded an after-tax charge of $3.1 million and $4.6 million, respectively. These charges represent the estimated net present value of its remaining liability under the current operating stores that were subleased, net of estimated sublease income, and other direct costs. For the three and six months ended June 30, 2004, PRG recorded an after-tax charge of $1.5 million and $1.8 million representing the estimated net present value of its remaining liability under the leases that had been rejected as of June 30, 2004, net of estimated sublease income, and other direct costs. The following table reconciles the activity and balance of the liability for the lease obligations as well as our environmental liability for previously owned and leased retail sites:

	Lease Obligations	Environmental Obligations of Previously Owned and Leased Sites	Total Discontinued Operations
Balance, December 31, 2003	$7.4	$21.2	$28.6
Accretion and other expenses	9.1	—	9.1
Net cash outlays	(4.1)	0.4	(3.7)

Ending balance, December 31, 2004	$12.4	$21.6	$34.0
Accretion and other expenses	7.4	—	7.4
Net cash outlays	(2.6)	(0.6)	(3.2)

Ending balance, June 30, 2005	$17.2	$21.0	$38.2

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

Market. Market conditions during the first month of the third quarter of 2005 have been strong yet volatile. The Gulf Coast 2/1/1 has averaged approximately $8.90 per barrel, the Chicago 3/2/1 has averaged approximately $10.80 per barrel and the NYH RFG 3/2/1 has averaged approximately $12.90 per barrel. The WTI/Maya differential has averaged approximately $14.20 per barrel, and the WTI/Arab Medium differential has averaged approximately $5.90 per barrel. Based on the global refining capacity and the demand for light transportation fuels and heating oils, we believe refining margins will stay strong and the heavy high-sulfur crude oil differentials will continue to provide profitable margins for refineries into 2006.

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

Refinery Operations. Our Port Arthur refinery has historically produced roughly equal parts gasoline and distillate. For this reason, we believe the Gulf Coast 2/1/1 crack spread appropriately reflects our product slate. However, approximately 11% of Port Arthur’s product slate is lower value petroleum coke and residual oils which will negatively impact the refinery’s performance against the benchmark crack spread. Port Arthur’s normal crude oil slate is primarily heavy sour crude oil. Accordingly, the WTI/Maya crude oil price differential can be used as an adjustment to the benchmark crack spread. Based on current operations and market conditions, we expect the total throughput rate to approximate 255,000 bpd to 265,000 bpd in the third quarter of 2005. We expect our full year total throughput rate at our Port Arthur refinery to approximate 230,000 bpd to 240,000 bpd.

Our Lima refinery has a product slate of approximately 97% light products, of which 60% is gasoline and 30% distillate, and we believe the Chicago 3/2/1 is an appropriate benchmark crack spread. This refinery consumes over 95% light sweet crude oil with the balance being light sour crude oils. We buy a mix of domestic and foreign sweet crude oils. The foreign crude oils consumed at Lima are priced relative to Brent and the WTI/Brent differential can be used to adjust the benchmark. Based on current operations and market conditions, we expect the total throughput rate at our Lima refinery to approximate 145,000 bpd to 155,000 bpd in the third quarter of 2005. We expect our full year total throughput rate to approximate 140,000 bpd to 150,000 bpd.

In November 2004, we reached an agreement with EnCana Midstream & Marketing, a partnership of EnCana Corporation, to jointly conduct a preliminary design and engineering study of the modifications necessary to upgrade our Lima refinery to process Canadian heavy crude oil blends. The design and engineering study is expected to be completed in the third quarter of 2005. Provided the study indicates an acceptable investment plan, we intend to form a 50-50 joint venture with EnCana. Our contribution to the joint venture would include the Lima refinery and related assets. EnCana would contribute the equivalent fair value of the refinery in cash to the joint venture for the upgrade project. If additional funding is necessary, each partner would contribute 50 percent. Final capital and financial arrangements will be negotiated as part of the project’s definitive agreements. The agreement also provides for the sale of Canadian heavy crude oil blends to the joint venture by EnCana. The upgrade is subject to the execution of definitive agreements. There can be no assurances that definitive agreements will be reached upon the completion of the design and engineering study.

Our Memphis refinery has a product slate of approximately 97% light products, of which 50% is gasoline and 45% distillate. We expect that the operating results will track a Gulf Coast 2/1/1 benchmark crack spread. This refinery consumes approximately 100% light sweet crude oil, but often supplements its crude oil feedstocks with intermediate feedstocks. Based on current operations and market conditions, we expect the total throughput rate to approximate 140,000 bpd to 150,000 bpd in the third quarter of 2005. We expect our full year total throughput rate at our Memphis refinery to approximate 140,000 bpd to 150,000 bpd.

Our Delaware City refinery has a product slate of approximately 60% gasoline, 36% distillate and 4% petroleum coke. We believe the NYH RFG 3/2/1 is an appropriate benchmark crack spread. This refinery typically consumes medium and heavy sour crude oil. Accordingly, the WTI/Arab Medium crude oil differential can be used as an adjustment to the benchmark crack spread, as it generally reflects our crude oil mix. Beginning late in the third quarter, the refinery has planned maintenance turnarounds to its coker and hydrocracker units. Based on scheduled maintenance turnarounds, current operations and market conditions, we expect the total throughput rate to approximate 180,000 bpd to 190,000 bpd in the third quarter of 2005. We expect our full year total throughput at our Delaware City refinery to approximate 175,000 bpd to 185,000 bpd.

Operating Expenses. Natural gas is the most variable component of our operating expenses. On an annual basis, our refineries purchase approximately 30 million to 35 million mmbtu of natural gas, with most of these purchases relating to our Port Arthur refinery. It is also important to note that we contract for the purchase of natural gas on a calendar month basis and set the price at the beginning of the month. From time to time we may also employ various risk management strategies to mitigate our price risk for natural gas. Other significant components of operating expenses are our employee costs, ongoing repair and maintenance and catalyst and chemicals.

General and Administrative Expenses. We expect third quarter general and administrative expenses, including stock-based compensation expense and excluding incentive compensation expense, will approximate between $25 million to $30 million. We have accrued approximately $52 million for incentive compensation for the six months ended June 30, 2005. The remainder of the 2005 bonus accrual of approximately $3 million was recorded in July 2005. Stock-based compensation expense included in the general and administrative expense estimate above, will approximate $14 million to $15 million for 2005.

Depreciation and Amortization. We expect depreciation and amortization to range between $45 million and $50 million for the third quarter of 2005. This quarterly rate will increase in future periods based upon the completion and placing into service of our capital expenditure activity. Capital activity is generally depreciated over a 25-year life. Turnaround activity is generally amortized over four years.

Interest Expense. Based on our outstanding long-term debt as of June 30, 2005, we expect our full year 2005 gross interest expense will be approximately $150 million and amortization of deferred financing costs will be approximately $10 million. All of our outstanding debt is at fixed rates with the exception of $10 million in floating rate notes tied to LIBOR. Reported interest expense is reduced by capitalized interest, which we estimate will be approximately $40 million to $45 million in 2005 due to significant capital expenditure activity.

Income Taxes. We expect our effective income tax rate for 2005 will range from approximately 35% to 38%.

Currently, the Texas legislature is considering a fundamental prospective reform of their current corporate tax legislation. This potential change in the tax legislation as it is currently proposed will most likely cause an increase in our current effective state tax rate in the future.

On June 30, 2005, the State of Ohio passed a law to phase-out its income-based tax over a period of five years beginning in 2006 and replaced it with a new gross receipts tax. The impact of reducing previously recorded deferred tax assets and liabilities due to the change in Ohio tax law is reflected in the income tax provision for the three and six months ended June 30, 2005. We also expect a lower state effective tax rate due to this change.

Capital Expenditures and Turnarounds. Capital expenditures and turnarounds for the three and six months ended June 30, 2005 totaled $202 million and $396 million, respectively. We plan to capitalize approximately $720 million to $740 million for turnarounds and capital expenditures, excluding capitalized interest, in 2005. The increase in worldwide prices, refinement of current cost estimates and demand for steel and other equipment may require us to further revise our estimates. We plan to fund capital expenditures with internally generated funds and cash on hand. If internally generated funds and cash on hand are insufficient, we will reduce our capital expenditure plans accordingly.

Dividends. On July 26, 2005, the Board of Directors declared a dividend of $0.02 per share payable on September 15, 2005 to all stockholders of record on August 29, 2005.

Liquidity and Capital Resources

Cash Balance

As of June 30, 2005, we had cash and short-term investments of $1,342.9 million, of which $994.8 million was held by PRG, $340.1 million was held by Premcor Inc., and $8.0 million was held by other Premcor Inc. subsidiaries. As of December 31, 2004, we had cash and short-term investments of $753.3 million, of which $609.2 million was held by PRG, $143.1 million was held by Premcor Inc., and $1.0 million was held by other Premcor Inc. subsidiaries. We also had cash restricted under certain long-term debt indentures and certain credit facilities totaling $75.4 million and $69.1 million as of June 30, 2005 and December 31, 2004, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2005 was $1,038.9 million compared to $298.8 million in the corresponding period in 2004. The increase in cash flows from operating activities was primarily due to an increase in net income and accounts payable. The remainder of the changes represented normal ongoing operating activities. The net increase in accounts payable was primarily a result of the utilization of the new $260 million cash backed credit facility. With the new $260 million facility in place, we began issuing letters of credit to secure our crude purchases rather than making a weekly prepayment to Morgan Stanley in advance of receiving the crude. The elimination of approximately $70 million to $90 million in weekly crude prepayments resulted in an increase of approximately $400 million in accounts payable and cash. Our use of this facility will fluctuate depending on the market and our other requirements for cash. The remaining net changes in working capital were not considered significant.

We currently expect that funds generated from operating activities together with existing cash, cash equivalents and short-term investments and availability under our credit facilities will be adequate to fund our ongoing operating requirements, excluding acquisitions.

Cash Flows from Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2005 was $593.1 million as compared to $1,037.2 million in 2004. The six months ended June 30, 2005 reflected capital expenditures, including turnarounds and the net purchases of our short-term investments. The six months ended June 30, 2004 primarily reflected the acquisition of the Delaware City refinery.

In 2004, we began to classify our investments in debt securities as short-term investments. These amounts were previously included in cash and cash equivalents, such amounts have been reclassified in the accompanying consolidated financial statements to conform to the current period classification. The reclassification was made because the certificates had stated maturities beyond three months. The reclassification resulted in changes in the consolidated statement of cash flows within the cash and cash equivalent balances and investing activities and impacted cash flows used in investing activities by $158.9 million and $45.4 million for the six months ended June 30, 2005 and 2004, respectively.

We classify our capital expenditures into two main categories, mandatory and discretionary. Mandatory capital expenditures, such as turnarounds and maintenance, are required to maintain safe and reliable operations or to comply with regulations pertaining to soil, water and air contamination or pollution, regulations pertaining to new product standards, and regulations pertaining to occupational safety and health issues. Summarized below are the forecasted capital expenditures for the full year 2005 and our actual capital expenditures for the six months ended June 30, 2005 and 2004.

	Forecast for Full Year 2005	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
Mandatory, excluding low-sulfur standards	$395.0	$193.0	$124.7
Gasoline low-sulfur standards	30.0	22.1	55.7
Diesel low-sulfur standards	191.0	78.7	15.7
Discretionary	109.0	101.7	12.0

Total	$725.0	$395.5	$208.1

Low-sulfur Product Standards. The Environmental Protection Agency, or EPA, has promulgated regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and on-road diesel fuel designed to reduce air emissions from the use of these products. We expect to incur in the aggregate approximately $780 million, of which $512.8 million has been incurred as of June 30, 2005, in order to comply with environmental regulations related to the new stringent sulfur content specifications. Future revisions to the current cost estimates may be necessary as we continue to finalize our engineering and procurement plans. Further, the increase in worldwide prices and demand for steel and equipment may also require us to further revise our estimates as they put pressure on our project costs. Information related to the expected expenditures in relation to these new regulations is shown below.

	Total Estimated Expenditures	Total Expenditures Incurred To-Date	Remaining Expenditures at June 30, 2005
Gasoline low-sulfur standards	$345.0	$336.1	$8.9
Diesel low-sulfur standards	435.0	176.7	258.3

Total	$780.0	$512.8	$267.2

As of June 30, 2005, we had outstanding contractual commitments of $165.5 million related to the design and construction activity at the refineries for the gasoline and diesel low sulfur standards compliance.

Discretionary Projects. Our main discretionary project is the Port Arthur expansion project, which is intended to increase Port Arthur’s crude unit throughput capacity from its current rate of 250,000 bpd to approximately 325,000 bpd, and expand the coker unit capacity from its current rated capacity of 80,000 bpd to

105,000 bpd. The expansion will increase our ability to process lower cost, heavy sour crude oil. This project is estimated to cost between $220 million and $230 million with approximately $100 million forecasted to be spent in 2005. As of June 30, 2005, we had incurred $179 million to-date on the expansion project. We expect to complete the project in mid-2006.

We plan to fund mandatory and discretionary capital expenditures with available cash and cash flow from operations and will adjust our annual expenditures accordingly.

Cash Flows from Financing Activities

Cash flows used in financing activities were $15.1 million for the six months ended June 30, 2005 as compared to cash flows provided by financing activities of $863.0 million in 2004. The use of cash in 2005 was primarily related to PACC’s scheduled principal payment of $14.4 million in relation to its 12 1/2% senior notes. Cash flows provided by financing activities during the six months ended June 30, 2004 reflects cash provided by proceeds from the $400 million issuance of long-term debt and $490 million of proceeds from our April 2004 public common stock offering of 14.9 million shares related to the purchase of the Delaware City refinery.

We continue to evaluate the most efficient use of capital and, from time to time, depending upon market conditions, may seek to purchase certain of our outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

Credit Facilities

As of June 30, 2005, the borrowing base for the $1 billion credit facility was $2,396.5 million, with $479.9 million of the facility utilized for letters of credit. As of December 31, 2004, the borrowing base for the $1 billion credit facility was $1,853.1 million with $484.1 million of the facility utilized for letters of credit. There were no direct borrowings under the $1 billion credit facility as of June 30, 2005 or December 31, 2004.

The Company entered into a $260 million cash-collateralized credit facility in June 2005. The $260 million credit facility has a one year term and was arranged primarily to enable the Company to secure the purchase of crude oil under an existing crude purchasing agreement with the Morgan Stanley Capital Group Inc. (“MSCG”) with letters of credit rather than paying for crude purchases one week in advance of delivery. As of June 30, 2005, $260 million of the facility was utilized for letters of credit.

PRG entered into a $100 million cash-collateralized credit facility in February 2005. The $100 million credit facility has a three year term and was arranged primarily for the issuance of letters of credit for crude oil purchases. As of June 30, 2005, $87.9 million of the facility was utilized for letters of credit.

PRG also has a $40 million cash-collateralized credit facility which was renewed effective June 1, 2005 for an additional year. This facility was initially arranged in support of lower interest rates on the Series 2001 Ohio Bonds. In addition, this facility can be utilized for other non-hydrocarbon purposes. As of June 30, 2005 and December 31, 2004, $39.7 million of the facility was utilized for letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk

Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, gasoline, other refined products and natural gas. The demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. As a result, the prices can fluctuate significantly. Our net sales and operating revenues fluctuate significantly with movements in industry refined product prices, our cost of sales fluctuate significantly with movements in crude oil price and our operating expenses fluctuate with movements in the price of natural gas. Our operating results are influenced by how the prices of refined products adjust to reflect such changes.

We use several strategies to minimize the impact on profitability of volatility in feedstock costs and refined product prices. These strategies generally involve the purchase and sale of exchange traded, energy related futures and options with a duration of six months or less. To a lesser extent we use energy swap agreements similar to those traded on the exchanges, such as industry refining margins and crude oil options, to better match the specific price movements in our markets. These strategies are designed to minimize, on a short-term basis, our exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed and subject to internally established risk policies. The results of these price risk management activities affect refining cost of sales and inventory costs. We do not engage in speculative trading activities.

We are required to fix the price on our crude oil purchases approximately one to several weeks prior to the time when the crude oil can be processed and sold. We also fix the price of a portion of our product sales in advance of producing and delivering that refined product. As a result, we are exposed to crude oil price movements and refined product price movements during this period. Our average fixed price purchase commitments are approximately 10 million barrels. Our average fixed price sale commitments are approximately 2 million barrels. On a net basis, we have on average fixed price purchase commitments of approximately 8 million barrels. As of June 30, 2005, if the market price of the average net fixed price commitments had been lower by $1 per barrel, we would have recorded additional cost of sales of approximately $8 million, based on our treatment of these contracts as derivatives. An increase in the market price would reduce cost of sales by a like amount. We may actively manage some or all of the price risk related to our fixed price purchase and sale commitments. These risk management decisions are based on many factors including the relative level and volatility of absolute hydrocarbon prices and the extent to which the futures market is in backwardation or contango. When the contract price of the following month futures contract is less than the contract price of the current, or prompt, month contract, a “backwardated” market structure exists, and when the contract price of the following month futures contract is greater than the contract price of the prompt month contract, a “contango” market structure exists. The cost of our risk management activities generally increases in a backwardated market.

We prepared a sensitivity analysis to estimate our exposure to market risk associated with our futures contracts. This analysis may differ from actual results. The fair value of each contract was based on quoted futures prices. As of June 30, 2005, we had net short future contracts of approximately 10 million barrels, a $1 change in quoted futures prices would result in an approximate $10 million change to the fair market value of the futures contracts and correspondingly the same change in operating income. As of December 31, 2004, a $1 change in quoted futures prices would result in an approximately $6 million change to the fair market value of the futures contracts and correspondingly the same change in operating income.

Our results are also sensitive to the fluctuations in natural gas prices due to the use of natural gas to fuel our refinery operations. Based on our average annual consumption of approximately 30 to 35 million mmbtu of natural gas, a $1 change per million mmbtu in the price of natural gas would generally change our natural gas costs by $30 to $35 million. Our sensitivity to a change in the price of natural gas would also be impacted by our method of purchasing natural gas. We contract for the purchase of natural gas on a calendar month basis and set the price at the beginning of the month. Therefore, our natural gas costs will reflect the price of natural gas on the day the contract is set, and not the average price for the period. From time to time, we may also employ various risk management strategies to mitigate our price risk for natural gas. We are reviewing options to mitigate our exposure to natural gas price fluctuations.

Interest Rate Risk

Our primary interest rate risk is associated with our long-term debt. We manage this interest rate risk by maintaining a high percentage of our long-term debt with fixed rates. We have an outstanding balance of long-term debt, including current maturities, of $1,812.9 million (PRG—$1,803.2 million). The weighted average interest rate on our fixed rate long-term debt is 8.5% (PRG—8.5%). We are subject to interest rate risk on our Ohio bonds and any direct borrowings under our credit agreement. As of June 30, 2005 and December 31, 2004, a 1% change in interest rates on our floating rate loans, which totaled $10 million, would result in a $0.1 million change in pretax income on an annual basis. As of June 30, 2005 and December 31, 2004, there were no cash borrowings under our credit agreements.

ITEM 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14, 13a-15(e) and 15d-15(e). Based upon that evaluation as of the end of the period covered by this report, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal controls and procedures over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls and procedures over financial reporting for the second quarter of 2005.

PART II. - OTHER INFORMATION

ITEM 1. – Legal Proceedings

The following were developments during the three months ended June 30, 2005 of material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our or their property is subject, including environmental proceedings that involve potential monetary sanctions of $100,000 or more and to which a governmental authority is a party.

In January 2005, the roof on a storage tank at PRG’s Hartford Terminal sank causing a release of product that was contained in the diked area around the tank. The State now alleges in the pending lawsuit, People of the State of Illinois, ex rel. v. The Premcor Refining Group, Inc. et al., filed in the Circuit Court for the Third Judicial Circuit, Madison County, Illinois, violations of air and waste regulations concerning this incident and other past incidents at the facility. The State seeks unspecified penalties for the alleged violations and the Company denies the incidents resulted in any violations.

In May 2005, the State of Illinois filed a lawsuit captioned as People of the State of Illinois, ex rel. Lisa Madigan v. The Premcor Refining Group, Inc., in the Circuit Court of Cook County Illinois, Case number 05CH07694, alleging past violations of state law based on historical releases from underground storage tanks at certain retail sites formerly operated by PRG. The complaint seeks unspecified penalties and injunctive relief. The Company denies the violations as alleged in the complaint. The State and the Company have been discussing a resolution of the allegations.

In June 2005, the U.S. EPA Region 6 issued a Notice and Finding of Violations concerning past emission events at the Port Arthur Refinery. The Notice seeks unspecified remedies. The Company denies the allegations in the Notice. The Company and EPA have been conducting discussions regarding the allegations in the Notice.

In June 2005, the United States EPA Region 5 issued a Notice of Violation and Finding of Violation to PRG related to an inspection that occurred at the Lima Refinery in October and November 2001. The Notice alleges violations under the Clean Air Act that were observed at the time of the inspection. The Company is reviewing the allegations in the Notice and attempting to schedule a meeting with Region 5 to discuss the issues. The Notice does not specify any remedy sought by EPA as a result of the allegations.

ITEM 4. – Submission of Matters to a Vote of Security Holders

Premcor Inc.’s annual meeting of stockholders was held May 17, 2005.

The following directors were elected to hold office for a one-year term until the 2006 annual meeting of stockholders. A tabulation of the number of votes for and withheld with respect to each director is set forth below. There were no abstentions or broker non-votes.

	Votes for	Withheld
Thomas D. O’Malley	85,192,155	273,979
Jefferson F. Allen	85,391,262	74,872
Wayne A. Budd	85,389,767	76,367
Stephen I. Chazen	85,112,051	354,083
Marshall A. Cohen	74,787,313	10,678,821
David I. Foley	84,471,750	994,384
Robert L. Friedman	84,471,750	707,535
Edward F. Kosnik	84,758,599	77,527
Richard C. Lappin	84,388,607	88,666
Eija Malmivirta	85,377,468	77,286
Wilkes McClave III	85,391,162	74,972

Our Certificate of Incorporation was amended to increase the number of shares of common stock authorized to 300,000,000 shares. The amendment was ratified with 75,152,809 votes for, 10,292,139 votes against, 21,184 abstentions and no broker non-votes.

The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified with 85,305,460 votes for, 143,684 votes against, 16,989 abstentions and no broker non-votes.

ITEM 6. - Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Premcor Inc.

10.1	Amendment to the Senior Executive Retirement Plan dated June 2, 2005 (Incorporated by reference to Exhibit 99.1 filed with Premcor Inc.’s Current Report on Form 8-K dated June 3, 2005 (File No. 1-16827)).

15.1	Awareness letter dated July 28, 2005, from Deloitte & Touche LLP concerning the unaudited interim financial information of Premcor Inc. for June 30, 2005 and 2004.

15.2	Awareness letter dated July 28, 2005 from Deloitte & Touche LLP concerning the unaudited interim financial information of The Premcor Refining Group Inc. for June 30, 2005 and 2004.

31.1	Section 302 Chief Executive Officer certificate for Premcor Inc.

31.2	Section 302 Chief Financial Officer certificate for Premcor Inc.

31.3	Section 302 Chief Executive Officer certificate for PRG.

31.4	Section 302 Chief Financial Officer certificate for PRG.

32.1	Section 906 Chief Executive Officer certificate for Premcor Inc.

32.2	Section 906 Chief Financial Officer certificate for Premcor Inc.

32.3	Section 906 Chief Executive Officer certificate for PRG.

32.4	Section 906 Chief Financial Officer certificate for PRG.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREMCOR INC.
THE PREMCOR REFINING GROUP INC.
(Co-Registrants)

By:	/s/ Dennis R. Eichholz
Dennis R. Eichholz
Senior Vice President and Controller (principal accounting officer)

July 28, 2005